Form 10-Q
period 1995-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 1995-05-10
CIK 831968

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   Form 10-Q


   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended MARCH 31, 1995

      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                to

      Commission file number 0-17604

                   PROVIDENCE AND WORCESTER RAILROAD COMPANY
  _________________________________________________________________________
            (Exact name of registrant as specified in its charter)
  _________________________________________________________________________

            Rhode Island                                05-0344399
  _________________________________           _____________________________
  (State or other jurisdiction of             I.R.S. Employer Identification No.
  incorporation or organization)

  75 Hammond Street, Worcester, Massachusetts              01610
  _________________________________           _____________________________
  (Address of principal executive offices)              (Zip Code)

  Registrant's telephone number, including area code (508) 755-4000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.)

                             YES  [X]    NO

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  As of April 28, 1995, the registrant has 2,052,200 shares of common stock, par value $.50 per share, outstanding.



  PROVIDENCE AND WORCESTER RAILROAD COMPANY
  BALANCE SHEETS
  MARCH 31, 1995 AND DECEMBER 31, 1994

                                                MARCH 31,   DECEMBER 31,
                                                  1995          1994
                                               (UNAUDITED)

                                              ____________  ____________

  ASSETS
  Current assets:
    Cash and equivalents.................     $  313,000    $  595,000
    Accounts receivable, net of allowance
     for doubtful accounts of $125,000...      2,023,000     1,791,000
    Materials and supplies...............        776,000       663,000
    Prepaid expenses and other...........        103,000       127,000
    Deferred income taxes................        929,000       893,000
                                             ____________  ____________
      Total current assets...............      4,144,000     4,069,000
                                             ____________  ____________

  Properties:
    Land and land improvements...........      8,520,000     8,520,000
    Deep-water pier project..............      9,231,000     9,091,000
    Track structure......................     42,826,000    42,550,000
    Buildings and other structures.......      5,553,000     5,531,000
    Equipment............................     13,507,000    13,393,000
                                             ____________  ____________
                                              79,637,000    79,085,000
    Less accumulated depreciation........     21,984,000    21,658,000
                                             ____________  ____________
      Total properties, net..............     57,653,000    57,427,000
                                             ____________  ____________
                                             $61,797,000   $61,496,000
                                             ____________  ____________
                                             ____________  ____________


























  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Notes payable, bank..................     $  212,000    $  120,000
    Current portion of long-term debt....        657,000       638,000
    Accounts payable.....................      3,458,000     2,904,000
    Accrued expenses.....................      1,446,000     1,774,000
                                             ____________  ____________
      Total current liabilities..........      5,773,000     5,436,000
                                             ____________  ____________
  Long-term debt, less current portion...     10,297,000    10,485,000
                                             ____________  ____________
  Deferred grant income..................      4,343,000     4,371,000
                                             ____________  ____________
  Deferred income taxes..................      8,363,000     8,290,000
                                             ____________  ____________
  Contingencies (Note 6).................
  Shareholders' equity (Notes 2 and 7):
    Preferred stock, 10% noncumulative,
     $50 par; authorized, issued and
     outstanding 653 shares..............         33,000        33,000

    Common stock, $.50 par;  authorized
     2,273,436 shares;  issued  and
     outstanding 2,010,896  shares in
     1995  and 2,010,061 shares  in 1994.      1,005,000     1,005,000

    Capital in excess of par.............      5,051,000     5,046,000

    Retained earnings....................     26,932,000    26,830,000
                                             ____________  ____________
      Total shareholders' equity.........     33,021,000    32,914,000
                                             ____________  ____________
                                             $61,797,000   $61,496,000
                                             ____________  ____________
                                             ____________  ____________

  See notes to financial statements.

    PROVIDENCE AND WORCESTER RAILROAD COMPANY
    STATEMENTS OF INCOME
    THREE MONTHS ENDED MARCH 31, 1995 AND 1994
    (Unaudited)
                                                 1995          1994
                                            ____________  ____________
    Revenues:
     Operating revenues, freight and
      other..............................   $4,629,000    $4,366,000
     Other income (Note 3)...............      176,000       130,000
                                            ____________  ____________
        Total revenues...................    4,805,000     4,496,000
                                            ____________  ____________
    Expenses:
     Operating:
      Maintenance of way and structures..    1,013,000       976,000
      Maintenance of equipment...........      546,000       519,000
      Transportation.....................    1,074,000     1,046,000
      General............................    1,002,000       857,000
      Taxes, other than income...........      532,000       515,000
      Car hire, net......................      169,000        97,000
                                            ____________  ____________
                                             4,336,000     4,010,000
     Interest............................      302,000       331,000
                                            ____________  ____________
        Total expenses...................    4,638,000     4,341,000
                                            ____________  ____________
    Income before income taxes...........      167,000       155,000
                                            ____________  ____________

    Income taxes:
     Current.............................       28,000        49,000
     Deferred............................       37,000        10,000
                                            ____________  ____________
                                                65,000        59,000
                                            ____________  ____________

    Net income...........................     $102,000       $96,000
                                            ____________  ____________
                                            ____________  ____________

    Earnings per weighted average common
     and common equivalent share
     outstanding, 2,075,906 shares in
     1995 and 2,053,083 shares in 1994
     (Note 4)............................     $    .05       $   .05
                                            ____________  ____________
                                            ____________  ____________

    Dividends per share:
     Old preferred (Note 4)..............     $    -0-       $   .05
                                            ____________  ____________
                                            ____________  ____________

     Common..............................     $    -0-       $   -0-
                                            ____________  ____________
                                            ____________  ____________

    See notes to financial statements.

    PROVIDENCE AND WORCESTER RAILROAD COMPANY
    STATEMENTS OF CASH FLOWS
    THREE MONTHS ENDED MARCH 31, 1995 and 1994
    (Unaudited)
    INCREASE (DECREASE) IN CASH
                                                 1995          1994
                                            ____________  ____________
    Cash flows provided by (used in)
     operating activities:
      Net income...........................   $102,000     $  96,000
      Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:
        Depreciation.......................    429,000       404,000
        Amortization of deferred grant
         income............................    (28,000)      (24,000)
        Gain from sales of properties and
         easements.........................    (33,000)       (7,000)
        Deferred income taxes..............     37,000        10,000
        Changes in assets and liabilities:
          Accounts receivable..............   (232,000)       58,000
          Materials and supplies...........   (113,000)       26,000
          Prepaid expenses and other.......     24,000       119,000
          Accounts payable.................    764,000      (497,000)
          Accrued expenses.................   (328,000)      118,000
                                            ____________  ____________
      Net cash provided by operations......    622,000       303,000
                                            ____________  ____________
    Cash flows provided by (used in)
     investing activities:
      Purchase of properties and equipment.   (865,000)     (484,000)
      Proceeds from:
       Sales of properties and easements...     33,000        48,000
       Deferred grant income...............                  129,000
                                            ____________  ____________
      Net cash used in investing activities   (832,000)     (307,000)
                                            ____________  ____________
    Cash flows provided by (used in)
     financing activities:
      Net borrowings (payments) under line
       of credit...........................     92,000      (250,000)
      Payments of:
       Long-term debt......................   (169,000)     (157,000)
       Dividends...........................                  (31,000)
      Proceeds from issuance of common
        shares for stock options exercised.      5,000         1,000
                                            ____________  ____________
      Net cash  used in financing
       activities..........................    (72,000)     (437,000)
                                            ____________  ____________
    Decrease in cash and equivalents.......   (282,000)     (441,000)
    Cash and equivalents, beginning of
     period................................    595,000       574,000
                                            ____________  ____________
    Cash and equivalents, end of period....   $313,000      $133,000
                                            ____________  ____________
                                            ____________  ____________
    Supplemental disclosures:
     Cash paid during the period for:
      Interest.............................   $371,000      $332,000
                                            ____________  ____________
                                            ____________  ____________
      Income taxes.........................   $138,000       $   -0-
                                            ____________  ____________
                                            ____________  ____________

See notes to financial statements

  PROVIDENCE AND WORCESTER RAILROAD COMPANY
  NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1995 AND 1994
  (Unaudited)

  1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. Results for interim periods may not be necessarily indicative of the results to be expected for the year.

  2.  Changes in shareholders' equity:

                                                     Capital in
                                 Preferred  Common    excess of  Retained
                                   Stock     Stock       par     Earnings
                                 _______  ________   ________   _________
      Balance Dec. 31, 1994..... $33,000 $1,005,000 $5,046,000 $26,830,000
      Issuance of 835 common
       shares for stock options
       exercised................                         5,000
      Net income for the period.                                   102,000
                                 _______   ________   ________   _________
      Balance March 31, 1995.... $33,000 $1,005,000 $5,051,000 $26,932,000
                                 _______   ________   ________   _________
                                 _______   ________   ________   _________

  3.  Other income:
                                             1995                   1994
                                           _______                _______
      Gain from sales of
       properties and easements,
       net......................          $ 33,000               $  7,000
      Rentals...................           138,000                122,000
      Interest..................             5,000                  1,000
                                           _______                _______
                                          $176,000               $130,000
                                           _______                _______
                                           _______                _______

  4.  Earnings per share:

      The Company considers its $50 par "New Preferred Stock", each share of which is convertible into 100 shares of common stock, to be common equivalent shares for purposes of computing earnings per share. New Preferred Stock was issued in September 1994 in accordance with the terms of a plan of recapitalization which called for conversion of the Company's $.50 par "Old Preferred Stock" into New Preferred in a ratio of one share of New Preferred Stock for one hundred shares of Old Preferred stock.

      The Company has not given effect to the outstanding options to purchase its common stock in calculating earnings per share since the effect of such options is not material.

  5.  Dividends:

      On April 26, 1995, the Company declared a dividend of $5.00 per share on its outstanding New Preferred Stock and a dividend of $.05 per share on its outstanding Common Stock payable May 25, 1995 to shareholders of record May 11, 1995.

  PROVIDENCE AND WORCESTER RAILROAD COMPANY
  NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1995 AND 1994
  (Unaudited)

  6.  Contingencies:

      A number of lawsuits relating to casualty losses are pending against the Company, many of which are covered by insurance subject to a deductible. The Company has provided for its estimate of exposure to such claims and in management's opinion additional liability, if any, will not be material to the operations or financial position of the Company.

      The Company owns a site which is contaminated with petroleum products. It is currently productive as a part of the Company's double-stack intermodal yard. The site is not the subject of any agency proceedings. Environmental specialists have indicated that natural biodegradation of the contamination is occurring. It is not anticipated that the costs of remediation would have a materially adverse effect upon the Company's financial statements.

      The Company has been notified by a private party and the United States Environmental Protection Agency (EPA) that the Company is alleged to be a potentially responsible party for a portion of the costs of remediation of a Superfund site, reportedly due to the impact of a 1974 incident involving a rail car. The EPA's preliminary estimate of the total cost of the clean-up alternative it has recommended is approximately $7 million. The Company has no ownership interest in the site. The Company has denied responsibility to both parties. No formal claims or proceedings against the Company have been initiated in this matter. The Company believes it has strong defenses in the event any such claim or proceeding is forthcoming. The Company is currently engaged in discussions with EPA and the private party and expects to reach an amicable resolution which would not have a materially adverse effect upon the Company's financial statements.

  7.  Subsequent event:

      In April 1995 the Company issued 40,606 shares of common stock to fund the 1994 contribution to its profit sharing plan of $335,000, which amount is included in "accrued expenses" on the accompanying balance sheets.

    PROVIDENCE AND WORCESTER RAILROAD COMPANY
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



    Liquidity and Capital Resources

    As detailed in the accompanying statement of cash flows the Company generated $622,000 of cash from operations during the first quarter of 1995. On an overall basis, however, the Company experienced a decrease in cash for the quarter of $282,000. The principal uses of cash during the quarter were expenditures for additions to property and equipment and principal payments on long term borrowings.

    Due to weather conditions etc., the Company's freight traffic volumes are typically lower during the first quarter than during the remainder of the year. As a result, management anticipates that cash generated from operations during the remainder of 1995 will be sufficient to enable the Company to meet its operating expense, debt service and capital expenditure requirements.

    Results of Operations

    Operating revenues for the quarter increased by 6% over the first quarter of 1994. This increase is the result of a 21% increase in conventional traffic volume, offset, in part, by a 9% decrease in the average revenue per conventional carload and a 29% decrease in net revenue from containers on flatcars from $499,000 in 1994 to $356,000 in 1995. The increase in conventional traffic volume was largely due to an increase in the carloads of construction aggregates hauled.
    Since these are commodities which command lower rates of revenue the large increase in this traffic also accounts for the reduction in the average revenue per conventional carload. Container volume decreased by 11% during the quarter due to the loss of one of the Company's largest containership line customers in July 1994. The loss in container traffic attributable to that customer was partially offset by increased traffic volumes from remaining customers. The net revenue per container decreased by 20% between quarters as a result of a change in the mix of containers and rate adjustments necessitated by competitive factors within the industry.

    Operating expenses increased by 8% in 1995 over the first quarter of 1994. While this increase in the cost of operations is slightly higher, on a percentage basis, than the increase in operating revenue, it is significantly less than the percentage increase in conventional traffic volume experienced between periods.

    The 9% decrease in interest expense for the quarter, as compared with, 1993, results from lower levels of short and long-term borrowings partially offset by the effects of increased interest rates on short term borrowings.

                                   PART II

     Item 6.    "Exhibits and Reports on Form 8-K:

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PROVIDENCE AND WORCESTER
                                               RAILROAD COMPANY



                                              Orville R. Harrold
                                           By:______________________________
                                              Orville R. Harrold, President



                                              Robert J. Easton
                                           By:______________________________
                                              Robert J. Easton
                                              Treasurer and Principal
                                              Financial Officer


  DATED:  May 10, 1995