Form 10-Q
period 1995-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 1995-08-14
CIK 831968

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 Form 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended JUNE 30, 1995

    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission file number 0-17604

                 PROVIDENCE AND WORCESTER RAILROAD COMPANY
_________________________________________________________________________

          (Exact name of registrant as specified in its charter)
_________________________________________________________________________


          Rhode Island                                05-0344399
__________________________________________  __________________________________
(State or other jurisdiction of             I.R.S. Employer Identification No.
incorporation or organization)

75 Hammond Street, Worcester, Massachusetts              01610
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

YES  X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 4, 1995, the registrant has 2,053,137 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
JUNE 30, 1995 AND DECEMBER 31, 1994

ASSETS                                   JUNE 30,    DECEMBER 31,
                                           1995          1994
                                        (UNAUDITED)
                                       ____________  ____________
Current assets:
  Cash and equivalents................. $  532,000    $  595,000
  Accounts receivable, net of allowance
   for doubtful accounts of $125,000
   (Note 6)...........................   2,270,000     1,791,000
  Materials and supplies (Note 6).....     848,000       663,000
  Prepaid expenses and other..........     115,000       127,000

  Deferred income taxes...............     660,000       893,000
                                       ____________  ____________

    Total current assets..............   4,425,000     4,069,000
                                       ____________  ____________
Properties (Note 6):
  Land and land improvements..........   8,520,000     8,520,000
  Deep-water pier project.............   9,493,000     9,091,000
  Track structure.....................  43,269,000    42,550,000
  Buildings and other structures......   5,553,000     5,531,000
  Equipment...........................  13,997,000    13,393,000
                                       ____________  ____________
                                        80,832,000    79,085,000
  Less accumulated depreciation.......  22,422,000    21,658,000
                                       ____________  ____________
    Total properties, net.............  58,410,000    57,427,000
                                       ____________  ____________

                                       $62,835,000   $61,496,000
                                       ____________  ____________
                                       ____________  ____________



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable, bank (Note 6)........ $   775,000   $   120,000
  Current portion of long-term debt
   (Note 6)...........................     644,000       638,000
  Accounts payable....................   3,392,000     2,904,000
  Accrued expenses....................   1,368,000     1,774,000
                                        ___________   ___________
    Total current liabilities.........   6,179,000     5,436,000
                                        ___________   ___________
Long-term debt, less current portion
(Note 6)..............................  10,135,000    10,485,000
                                        ___________   ___________
Deferred grant income.................   4,487,000     4,371,000
                                        ___________   ___________
Deferred income taxes.................   8,227,000     8,290,000
                                        ___________   ___________
Contingencies (Note 5)................

Shareholders' equity (Notes 2 and 4):
  Preferred stock, 10% noncumulative,
   $50 par; authorized, issued and
   outstanding 653 shares.............      33,000        33,000
  Common stock, $.50 par;  authorized
   2,273,436 shares;  issued  and
   outstanding 2,052,378  shares in
   1995  and 2,010,061 shares  in 1994   1,026,000     1,005,000
  Capital in excess of par............   5,369,000     5,046,000
  Retained earnings...................  27,379,000    26,830,000
                                        ___________   ___________
    Total shareholders' equity........  33,807,000    32,914,000
                                        ___________   ___________
                                       $62,835,000   $61,496,000
                                        ___________   ___________
                                        ___________   ___________

See notes to financial statements.

  PROVIDENCE AND WORCESTER RAILROAD COMPANY
  STATEMENTS OF INCOME
  (Unaudited)

                                Three Months Ended     Six Months Ended
                                      June 30               June 30
                               __________________   ____________________
                                 1995      1994        1995       1994
                               ________  ________   _________   ________
  Income:
   Operating revenues, freight
   and other..................$5,507,000 $5,389,000 $10,136,000$ 9,755,000
   Other income (Note 3)......   144,000    137,000     320,000    267,000
                               __________ _________  __________  _________
                               5,651,000  5,526,000  10,456,000 10,022,000
                               __________ _________  __________  _________
  Expenses:
   Operating:
    Maintenance of way and
    structures.................1,005,000    841,000   2,018,000  1,817,000
    Maintenance of equipment..   599,000    530,000   1,145,000  1,049,000
    Transportation............ 1,135,000  1,119,000   2,209,000  2,165,000
    General................... 1,020,000  1,066,000   2,022,000  1,923,000
    Taxes, other than income..   516,000    492,000   1,048,000  1,007,000
    Car hire, net.............   188,000    140,000     357,000    237,000
                               _________  _________  __________  _________
                               4,463,000  4,188,000   8,799,000  8,198,000
   Interest...................   305,000    330,000     607,000    661,000
                               _________  _________  __________  _________
                               4,768,000  4,518,000   9,406,000  8,859,000
                               _________  _________  __________  _________

  Income before income taxes..   883,000  1,008,000   1,050,000  1,163,000
                               _________  _________  __________  _________

  Income taxes:
   Current....................   197,000    221,000     225,000    270,000
   Deferred...................   133,000    155,000     170,000    165,000
                               _________   ________   _________   ________
                                 330,000    376,000     395,000    435,000
                               _________   ________   _________   ________

  Net income.................. $ 553,000 $  632,000 $   655,000 $  728,000
                               _________   ________   _________   ________
                               _________   ________   _________   ________

  Earnings per weighted
   average common and common
   equivalent share
   outstanding, (Note 4)...... $    .26 $       .30 $       .31 $      .35
                               ________    ________   _________   ________
                               ________    ________   _________   ________


  Dividends per share
   (Note 4):
   New preferred.............. $   5.00  $      -0- $      5.00 $      -0-
                               ________    ________   _________   ________
                               ________    ________   _________   ________

   Old preferred.............. $    -0-  $      -0- $       -0- $      .05
                               ________    ________   _________   ________
                               ________    ________   _________   ________

   Common..................... $    .05  $      .05 $       .05 $      .05
                               ________    ________   _________   ________
                               ________    ________   _________   ________

  See notes to financial statements.

  PROVIDENCE AND WORCESTER RAILROAD COMPANY
  STATEMENTS OF CASH FLOWS
  SIX MONTHS ENDED JUNE 30, 1995 and 1994
  (Unaudited)
  INCREASE (DECREASE) IN CASH
                                               1995          1994
                                            _________     _________
  Cash flows provided by (used in)
   operating activities:
    Net income...........................   $655,000      $728,000
    Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
      Depreciation.......................    867,000       809,000
      Amortization of deferred grant
       income............................    (56,000)      (48,000)
      Gain from sales of properties and
       easements.........................    (58,000)      (39,000)
      Deferred income taxes..............    170,000       165,000
      Changes in assets and liabilities:
       Accounts receivable...............   (369,000)      429,000
       Materials and supplies............   (185,000)       35,000
       Prepaid expenses and other........     12,000       178,000
       Accounts payable..................    445,000    (1,386,000)
       Accrued expenses..................    (71,000)      118,000
       Income taxes......................                  145,000
                                           __________    __________
    Net cash provided by operations......  1,410,000     1,134,000
                                           __________    __________
  Cash flows provided by (used in)
   investing activities:
    Purchase of properties  and
     equipment........................... (1,807,000)   (1,232,000)
    Proceeds from:
     Sales of properties and easements...     58,000        80,000
     Deferred grant income...............     62,000       328,000
                                           __________    __________
    Net cash used in  investing
     activities.......................... (1,687,000)     (824,000)
                                           __________    __________
  Cash flows provided by (used in)
   financing activities:
    Net borrowings under line of credit..    655,000
    Payments of:
     Long-term debt......................   (344,000)     (341,000)
     Dividends...........................   (106,000)     (103,000)
    Proceeds from issuance of common
      shares for stock
      options exercised..................      9,000         4,000
                                           __________    __________
    Net cash provided by (used in)
     financing activities................    214,000      (440,000)
                                           __________    __________
  Decrease in cash.......................    (63,000)     (130,000)
  Cash, beginning of period..............    595,000       574,000
                                           __________    __________
  Cash, end of period....................   $532,000      $444,000
                                           __________    __________
                                           __________    __________


  Supplemental disclosures:
   Cash paid during the period for:
    Interest.............................   $605,000      $663,000
                                           __________    __________
                                           __________    __________

    Income taxes.........................   $265,000      $124,000
                                           __________    __________
                                           __________    __________

     See notes to financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1995 AND 1994
(Unaudited)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994. Results for interim periods may not be necessarily indicative of the results to be expected for the year.


2.  Changes in shareholders' equity:

                                                   Capital in
                               Preferred  Common    excess of   Retained
                                 Stock     Stock       par      Earnings
                               ________  ________   ________   _________
    Balance Dec. 31,  1994.... $33,000 $1,005,000 $5,046,000 $26,830,000
    Issuance of 40,606 common
     shares to fund the
     Company's 1994 profit
     sharing plan
     contribution.............             20,000    315,000
    Issuance of 1,711 common
     shares for stock options
     exercised................              1,000      8,000
    Dividends:
     New preferred stock,
     $5.00 per share..........                                    (3,000)
     Common stock, $.05 per
     share....................                                  (103,000)
    Net income  for the
     period...................                                   655,000
                               ________  ________   ________   _________

    Balance  June 30, 1995.... $33,000 $1,026,000 $5,369,000 $27,379,000
                               ________  ________   ________   _________
                               ________  ________   ________   _________

3.  Other income:

                                Three Months Ended     Six Months Ended
                                      June 30               June 30
                               __________________   ____________________
                                 1995      1994       1995        1994
                               ________  ________   ________    ________
    Gain from sales of
     properties and
     easements, net...........$ 25,000  $ 32,000   $ 58,000    $ 39,000
    Rentals................... 115,000   104,000    253,000     226,000
    Interest..................   4,000     1,000      9,000       2,000
                               ________  ________   ________    ________
                              $144,000  $137,000   $320,000    $267,000
                               ________  ________   ________    ________
                               ________  ________   ________    ________

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1995 AND 1994
(Unaudited)

4.  Earnings per share:

    Weighted average common and common equivalent shares outstanding used in computing earnings per share:

                                             1995          1994
                                          _________     _________
    Three months ended June 30            2,106,389     2,074,466
                                          _________     _________
                                          _________     _________

    Six months ended June 30              2,091,230     2,063,833
                                          _________     _________
                                          _________     _________

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1995 AND 1994
(Unaudited)

6.  Subsequent event:

    In July 1995 the Company received a commitment from its principal bank to increase its revolving line of credit from $1,250,000 to $1,500,000 and to reduce the interest rate on borrowings under this line of credit from the bank's prime rate ("prime") plus 3/4% to prime plus 1/2%. Borrowings under this line continue to be due on demand and are secured by the Company's accounts receivable.

    The Company also received a commitment from its principal bank for a five year term loan in the amount of $1,800,000. The loan will be payable in monthly principal payments of $21,000 plus interest at prime plus 3/4% with the remaining principal balance being payable at the end of the five year term. The term loan will be collateralized by a mortgage on the Company's Corporate headquarters building in Worcester, Mass, as well as liens on its inventory of materials and supplies and certain of its track structure.

    The Company intends to apply all of the proceeds from this term note to reduce the outstanding principal balance of its long term mortgage note payable to Capital Properties, Inc. ("CPI"), with which the Company has a common controlling shareholder. The Company has reached an agreement with CPI whereby CPI will reduce the annual interest rate on the remaining balance of its long-term note from 12% to 10% upon receipt of the $1,800,000 principal payment from the Company.

  PROVIDENCE AND WORCESTER RAILROAD COMPANY
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Liquidity and Capital Resources

  As detailed in the accompanying statements of cash flows, the Company generated $1,410,000 of cash from operations during the six months ended June 30, 1995. On an overall basis, however, the Company's total cash decreased by $63,000 during the six month period. The principal uses of cash during the period were for additions to properties and equipment, principal payments on long term debt and payment of dividends. Deferred grant income of $172,000, recorded during the period, was utilized to fund certain of the additions to properties. Expenditures for properties and equipment include $576,000 for the Company's deep-water pier project, $719,000 of capitalized track structure improvements, $480,000 of equipment additions and $32,000 of building improvements.

  As disclosed in Note 6 to the accompanying financial statements the Company obtained a commitment from its principal bank in July 1995 to increase its short term revolving line of credit from $1,250,000 to $1,500,000. The effect of this will be to increase the Company's working capital availability by $250,000. Loans are drawn against this line and payments of principal are made from time to time depending upon cash balances and requirements. Loans in the amount of $775,000 were outstanding under this line as of June 30, 1995.

  As further disclosed in Note 6 the Company has also obtained a commitment for a five year term loan in the amount of $1,800,000. This loan will have an adjustable interest rate equal to the bank's prime rate plus 3/4% (currently 9 1/2%). The proceeds from this loan will be utilized to prepay a portion of the outstanding principal balance on the Company's 12% long-term mortgage note payable to Capital Properties, Inc ("CPI"). The Company and CPI have a common, controlling shareholder. CPI has agreed to reduce the interest rate on the remaining balance of its long term mortgage note (approximately $4,660,000) from 12% to 10% per year upon receipt of this prepayment. If this debt restructuring were to become effective as of August 31, 1995 and if there is no change in the current prime rate the effect of this transaction would be to reduce the Company's interest expense for the remainder of 1995 by $47,000 and by $150,000 for 1996. The total cash outlay required for payment of interest and principal on these loans would increase by $26,000 for the remainder of 1995 and $62,000 for 1996.

  In management's opinion, the Company will be able to generate sufficient cash from operations during the remainder of the year to enable it to meet its operating expense, debt service and capital expenditure requirements.

  Results of Operations

  Operating revenues for the six months ended June 30, 1995 increased by 4% over 1994. This increase results from a 13% increase in conventional traffic volume partially offset by a 5% decrease in the average revenue per conventional carload handled and a 34% decrease in net revenue from containers on flatcars from $1,110,000 in 1994 to $735,000 in 1995. The volume of containers handled decreased by 16% between periods and the average net revenue received per container decreased by 22%.

  Operating revenues for the quarter ended June 30, 1995 increased by 2% over the second quarter of 1994. This increase is the net result of a 9% increase in conventional traffic volume offset, in part by a 3% decrease in the average revenue per conventional carload handled and a 38% decrease in net container revenue from $611,000 in 1994 to $379,000 in 1995. The volume of containers handled decreased by 20% between periods and the average net revenue received per container decreased by 23%.

  PROVIDENCE AND WORCESTER RAILROAD COMPANY
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The increase in conventional traffic volume for the three and six month periods was largely due to an increase in the number of carloads of construction aggregates handled. Since such commodities command relatively low revenues on a per carload basis, the large increase in this traffic volume accounts for the reduction in the average revenue received per conventional carload. The decrease in the volume of containers handled results from the loss of the Company's largest containership line customer in July 1994. The loss in container traffic attributable to that customer has been offset, to a degree, by increased traffic volumes from remaining customers. The decrease in the net revenue per container, between periods, is attributable to a change in the mix of containers and rate adjustments necessitated by competitive factors within the industry.

  Total operating expenses for the three and six month periods ended June 30, 1995 increased by 7% over the comparable 1994 periods. Total operating expenses expressed as a percentage of operating revenues increased from 84% for the six months ended June 30, 1994 to 87% in 1995 and from 78% for the second quarter of 1994 to 81% in 1995. The increase in operating expenses results principally from costs incurred in handling the increased volume of conventional traffic and from higher levels of maintenance expenses.

  Interest expense for the three and six month periods ended June 30, 1995 decreased by 8% from the comparable periods in 1994 primarily as a result of lower levels of long and short term borrowings.

                                 PART II

 Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on April 26, 1995. Of the 2,001,137 shares of common stock entitled to vote, 1,630,024 shares were present, in person or by proxy. Of the 653 shares of preferred stock entitled to vote, 519 shares were present, in person or by proxy.

         All directors of the Company are elected on an annual basis and the following were so elected at this Annual Meeting:

         Ronald P. Chrzanowski, Robert H. Eder and William J. LeDoux were elected Common Stock Directors. Each director received
         1,624,200 affirmative votes and 5,824 negative votes of common shares.

         John H. Cronin, Robert J. Easton, J. Joseph Garrahy, Orville R. Harrold, John J. Healy, and Francis M. White were elected Preferred Stock Directors. Each director received 519 affirmative votes and no negative votes of preferred shares.

         A resolution was presented for the appointment of Deloitte & Touche LLP as independent auditors of the accounts of the Company for 1995. The resolution received 1,628,784 affirmative votes and 280 negative votes of common shares with 960 common shares abstaining. The resolution received 519 affirmative votes and no negative votes of preferred shares.

 Item 6. Exhibits and Reports on Form 8-K

       (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                              SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PROVIDENCE AND WORCESTER
                                             RAILROAD COMPANY



                                         By:Orville R. Harrold, President
                                            Orville R. Harrold, President


                                         By:Robert J. Easton
                                            Robert J. Easton
                                            Treasurer and Principal
                                            Financial Officer


DATED:  August 11, 1995