Form 10-Q
period 1995-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 1995-11-13
CIK 831968

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  Form 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1995

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

As of November 10, 1995, the registrant has 2,054,620 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

ASSETS                                  SEPTEMBER 30, DECEMBER 31,
                                            1995          1994
                                         (UNAUDITED)
                                        ____________  ____________
Current assets:
  Cash and equivalents................ $    482,000   $    595,000

  Accounts receivable, net of
   allowance for doubtful accounts of
   $125,000 (Note 3)..................    2,467,000      1,791,000
  Materials and supplies (Note 4).....      835,000        663,000
  Prepaid expenses and other..........       97,000        127,000


  Deferred income taxes...............      872,000        893,000
                                          _________      _________

    Total current assets..............    4,753,000      4,069,000
                                          _________      _________

Properties (Note 4):
  Land and land improvements..........    8,547,000      8,520,000
  Deep-water pier project.............    9,944,000      9,091,000
  Track structure.....................   43,832,000     42,550,000
  Buildings and other structures......    5,665,000      5,531,000
  Equipment...........................   14,012,000     13,393,000
                                         __________     __________
                                         82,000,000     79,085,000
  Less accumulated depreciation.......   22,712,000     21,658,000
                                         __________     __________
    Total properties, net.............   59,288,000     57,427,000
                                         __________     __________

                                        $64,041,000    $61,496,000
                                         __________     __________
                                         __________     __________


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable, bank (Note 3)........   $  700,000    $  120,000
  Current portion of long-term debt
   (Note 4)...........................      871,000       638,000
  Accounts payable....................    3,749,000     2,904,000
  Accrued expenses....................    1,469,000     1,774,000
                                          _________     _________
    Total current liabilities.........    6,789,000     5,436,000
                                          _________     _________

Long-term debt, less current portion
(Note 4)..............................    9,737,000    10,485,000
                                          _________     _________
Deferred grant income.................    4,668,000     4,371,000
                                          _________     _________
Deferred income taxes.................    8,569,000     8,290,000
                                          _________     _________
Contingencies (Note 8)................

Shareholders' equity (Notes 2 and 6):
  Preferred stock, 10% noncumulative,
   $50 par; authorized, issued and
   outstanding 653 shares.............       33,000        33,000
  Common stock, $.50 par;  authorized
   2,273,436 shares;  issued  and
   outstanding 2,053,692  shares in
   1995  and 2,010,061 shares  in
   1994 ..............................    1,027,000     1,005,000
  Capital in excess of par............    5,376,000     5,046,000
  Retained earnings...................   27,842,000    26,830,000
                                         __________    __________
    Total shareholders' equity........   34,278,000    32,914,000
                                         __________    __________

                                        $64,041,000   $61,496,000
                                         __________    __________
                                         __________    __________

See notes to financial statements.

  PROVIDENCE AND WORCESTER RAILROAD COMPANY
  STATEMENTS OF INCOME
  (Unaudited)
                                  Three Months Ended      Nine Months Ended
                                     September 30           September 30
                                  __________________   _____________________
                                   1995      1994         1995      1994
                                  ________  ________   __________  _________
  Income:
   Operating revenues, freight
   and other..................  $5,079,000 $5,509,000 $15,215,000 $15,264,000
   Other income (Note 5)......     188,000    788,000     508,000   1,055,000
                                 _________  _________  __________  __________
                                 5,267,000  6,297,000  15,723,000  16,319,000
                                 _________  _________  __________  __________
  Expenses:
   Operating:
    Maintenance of way and
    structures.................    760,000  1,022,000   2,778,000   2,839,000
    Maintenance of equipment..     575,000    574,000   1,720,000   1,623,000
    Transportation............   1,179,000  1,179,000   3,388,000   3,344,000
    General...................   1,050,000  1,170,000   3,072,000   3,093,000
    Taxes, other than income..     503,000    478,000   1,551,000   1,485,000
    Car hire, net.............     186,000    193,000     543,000     430,000
                                 _________  _________  __________  __________
                                 4,253,000  4,616,000  13,052,000  12,814,000
   Interest...................     286,000    322,000     893,000     983,000
                                 _________  _________  __________  __________
                                 4,539,000  4,938,000  13,945,000  13,797,000
                                 _________  _________  __________  __________

  Income before income taxes..     728,000  1,359,000   1,778,000   2,522,000
                                 _________  _________  __________  __________

  Income taxes:
   Current....................     135,000    290,000     360,000     560,000
   Deferred...................     130,000    175,000     300,000     340,000
                                  ________   ________   _________   _________
                                   265,000    465,000     660,000     900,000
                                  ________   ________   _________   _________

  Net income.................. $   463,000 $  894,000 $ 1,118,000 $ 1,622,000
                                  ________   ________   _________   _________
                                  ________   ________   _________   _________

  Earnings per common and
   common equivalent share
   outstanding,
   (Note 6)................... $    .22    $   .43    $    .53    $    .78
                                  ________   ________   _________   _________
                                  ________   ________   _________   _________


  Dividends per share:
   New preferred.............. $    -0-    $   -0-    $    5.00   $    -0-
                                  ________   ________   _________   _________
                                  ________   ________   _________   _________

   Old preferred.............. $    -0-    $   -0-    $    -0-    $    .05
                                  ________   ________   _________   _________
                                  ________   ________   _________   _________

   Common..................... $    -0-    $   -0-    $    .05    $    .05
                                  ________   ________   _________   _________
                                  ________   ________   _________   _________

  See notes to financial statements.

  PROVIDENCE AND WORCESTER RAILROAD COMPANY
  STATEMENTS OF CASH FLOWS
  NINE MONTHS ENDED SEPTEMBER 30, 1995 and 1994
  (Unaudited)
  INCREASE (DECREASE) IN CASH
                                               1995          1994
                                            _________     _________
 Cash flows provided by (used in)
   operating activities:
    Net income...........................  $1,118,000     $1,622,000

    Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
      Depreciation.......................   1,305,000      1,214,000
      Amortization of deferred grant
       income............................     (85,000)       (72,000)
      Gain from sales of properties and
       easements.........................    (106,000)      (720,000)
      Deferred income taxes..............     300,000        340,000
      Changes in assets and liabilities:
       Accounts receivable...............    (399,000)       (24,000)
       Materials and supplies............    (172,000)
       Prepaid expenses and other........      30,000        125,000
       Accounts payable..................     777,000       (938,000)
       Accrued expenses..................      30,000        308,000
       Income taxes......................                    105,000
                                            __________     __________
    Net cash provided by operations......   2,798,000      1,960,000
                                           __________     __________



  Cash flows provided by (used in)
   investing activities:
    Purchase of properties  and
     equipment...........................  (3,098,000)    (1,997,000)
    Proceeds from:
     Sales of properties and easements...     106,000        951,000
     Deferred grant income...............     105,000        539,000
                                            __________     __________
    Net cash used in  investing
     activities..........................  (2,887,000)      (507,000)
                                            __________     __________
  Cash flows provided by (used in)
   financing activities:
    Net borrowings under line of credit..     580,000     (1,000,000)
    Repurchase of preferred stock........                     (3,000)
    Payments of:
     Long-term debt......................  (2,315,000)      (652,000)
     Dividends...........................    (106,000)      (103,000)
    Proceeds from:
     Long-term debt......................   1,800,000
     Issuance of common shares for stock
      options exercised..................      17,000          9,000
                                            __________     __________
    Net cash  used in financing
     activities..........................     (24,000)    (1,749,000)
                                            __________     __________
  Increase (decrease) in cash............    (113,000)      (296,000)
  Cash, beginning of period..............     595,000        574,000
                                            __________     __________
  Cash, end of period....................  $  482,000     $  278,000
                                            __________     __________
                                            __________     __________


  Supplemental disclosures:
   Cash paid during the period for:
    Interest.............................  $  919,000     $1,056,000
                                            __________     __________
                                            __________     __________

    Income taxes.........................  $  293,000     $  455,000
                                            __________     __________
                                            __________     __________

  See notes to financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
(Unaudited)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994. Results for interim periods may not be necessarily indicative of the results to be expected for the year.

2.  Changes in shareholders' equity:

                                                   Capital in
                               Preferred   Common     excess of    Retained
                                 Stock      Stock        par       Earnings
                               ________   ________    ________    _________
    Balance Dec. 31,  1994.... $33,000  $1,005,000  $5,046,000  $26,830,000
    Issuance of 40,606 common
     shares to fund the
     Company's 1994 profit
     sharing plan
     contribution.............              20,000     315,000
    Issuance of 3,025 common
     shares for stock options
     exercised................               2,000      15,000
    Dividends:
     New preferred stock,
     $5.00 per share..........                                       (3,000)
     Common stock, $.05 per
     share....................                                     (103,000)
    Net income  for the
     period...................                                    1,118,000
                               ________   ________    ________    _________

    Balance  September 30,
     1995..................... $ 33,000 $1,027,000   $5,376,000 $27,842,000
                               ________  _________    _________  __________
                               ________  _________    _________  __________


3.  Notes payable, bank:

    In August 1995 the Company obtained an increase in its revolving line of credit from its principal bank from $1,250,000 to $1,500,000. Amounts outstanding under this line of credit are due on demand, bear interest at the bank's prime rate plus 1/2% (9 1/4% at September 30, 1995) and are secured by the Company's accounts receivable. In addition, the Company pays the bank a commitment fee on the unused portion of the line of credit at the rate of 1/2% per year. Loans in the amount of $700,000 under this line were outstanding as of September 30, 1995.

4.  Long-term debt:

    In August 1995 the Company concluded an agreement with its principal bank for a five year senior term loan in the amount of $1,800,000. The loan is payable in monthly installments of principal of $21,000 plus interest at prime plus 3/4% (9 1/2 % as of September 30, 1995) beginning September 30, 1995, with the remaining principal balance being payable at the end of the five year term. The loan is collateralized by a mortgage on the Company's corporate headquarters building in Worcester, Mass., as well as liens on its inventory of materials and supplies and certain of its track structure. The loan agreement contains various covenants which, among other things, limit the Company's annual acquisitions of for property and equipment and require the Company to maintain a minimum tangible net worth and certain ratios of leverage and cash flow to debt service.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
(Unaudited)

4.  Long-term debt (cont.):

    All of the proceeds from this loan were applied against the outstanding principal balance of the Company's long-term mortgage note payable to Capital Properties, Inc. ("CPI"), with which the Company has a common controlling shareholder. The payment of $1,800,000 reduced the outstanding principal balance on the CPI mortgage note to $4,662,000 as of September 30, 1995. Upon receipt of this principal prepayment CPI reduced the annual interest rate on this indebtedness from 12% to 10%. The CPI note is now payable in monthly installments of principal and interest of $55,000 through December 2007.

5.  Other income:

                                 Three Months Ended     Nine Months Ended
                                    September 30          September 30
                                __________________   ____________________
                                  1995      1994       1995        1994
                                ________  ________   ________    ________
    Gain from sales of
     properties and
     easements, net........... $ 48,000  $681,000   $106,000  $  720,000

    Rentals...................  136,000   105,000    389,000     331,000
    Interest..................    4,000     2,000     13,000       4,000
                               ________  ________   ________    ________
                               $188,000  $788,000   $508,000  $1,055,000
                               ________  ________   ________    ________
                               ________  ________   ________    ________

6.  Earnings per share:

    Weighted average common and common equivalent shares outstanding used in computing earnings per share:

                                             1995          1994
                                         __________    __________
    Three months ended September 30      2,118,412     2,075,116
                                         __________    __________
                                         __________    __________

    Nine months ended September 30       2,100,391     2,067,631
                                         __________    __________
                                         __________    __________


    The Company considers its $50 par "New Preferred Stock", each share of which is convertible into 100 shares of common stock, to be common equivalent shares for purposes of computing earnings per share. New Preferred Stock was issued in September 1994 in accordance with terms of a plan of recapitalization which called for conversion of the Company's $.50 par "Old Preferred Stock" into New Preferred in a ratio of one share of New Preferred Stock for one hundred shares of Old Preferred Stock.

    The Company has not given effect to the outstanding options to purchase its common stock in calculating earnings per share since the effect of such options is not material.

7.  Dividends:

    On October 25, 1995, the Company declared a dividend of $.05 per share on its outstanding Common Stock payable November 24, 1995 to shareholders of record November 9, 1995.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
(Unaudited)

8.  Contingencies:

    A number of lawsuits relating to casualty losses are pending against the Company, many of which are covered by insurance subject to a deductible. The Company has provided for its estimate of exposure to such claims and in management's opinion additional liability, if any, will not be material to the operations or financial position of the Company.

    The Company owns a site which is contaminated with petroleum products. It is currently productive as a part of the Company's double-stack intermodal yard. The site is not the subject of any agency proceedings. Environmental specialists have indicated that natural biodegradation of the contamination is occurring. It is not anticipated that the costs of remediating the site would have a materially adverse effect upon the Company.

    The Company has been notified by CPC International, Inc. ("CPC") and the United States Environmental Protection Agency ("EPA") that the Company is alleged to be a potentially responsible party for a portion of the costs of remediation of a Superfund site, reportedly due to the impact of a 1974 incident involving a rail car. The EPA's preliminary estimate of the total cost of the clean-up alternative it has recommended is approximately $7 million. The Company has no ownership interest in the site. The Company has denied responsibility to both parties. No formal claims or proceedings against the Company have been initiated in this matter. The Company believes it has strong defenses in the event any such claim or proceeding is forthcoming. CPC and other private parties have executed a Consent Decree with EPA pursuant to which CPC has agreed to perform the required remediation and reimburse EPA for past and future response costs. The Consent Decree has been filed in the United States District Court and is expected to be approved by the Court. The Company is not a party to this Consent Decree. The Company is continuing negotiations with CPC to resolve CPC's potential claims against the Company to recover some or all of the costs of response and remediation.

  PROVIDENCE AND WORCESTER RAILROAD COMPANY
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Liquidity and Capital Resources

  As detailed in the accompanying statements of cash flows, the Company generated $2,798,000 of cash from operations during the nine months ended September 30, 1995. On an overall basis, however, the Company's total cash decreased by $113,000 during the nine month period. The principal uses of cash during the period were for additions to properties and equipment, principal payments on long term debt, and payment of dividends. Deferred grant income of $382,000, recorded during the period, was utilized to fund certain of the additions to properties. Expenditures for properties and equipment include $779,000 for the Company's deep-water pier project, $1,282,000 of capitalized track structure improvements, $878,000 of equipment additions and $159,000 of land and building improvements.

  As disclosed in Note 3 to the accompanying financial statements the Company obtained an increase in its revolving line of credit from its principal bank, from $1,250,000 to $1,500,000, in August 1995. The interest rate on loans outstanding under this line was reduced from prime plus 3/4% to prime plus 1/2%. The effect of this increase was to increase the Company's working capital availability by $250,000 and to decrease its incremental, short-term borrowing cost by 1/4%. Loans are drawn against this line and payments of principal are made from time to time depending upon current cash balances and requirements. Loans in the amount of $700,000 were outstanding under this line as of September 30, 1995.

  As disclosed more fully in Note 4 to the accompanying financial statements, the Company obtained a five year senior term loan in the amount of $1,800,000 from its principal bank in August 1995. The proceeds from this loan were utilized to prepay a portion of the outstanding principal balance of the Company's 12% long-term mortgage note payable to Capital Properties, Inc. ("CPI"). The Company and CPI have a common, controlling shareholder. Upon receipt of the $1,800,000 principal prepayment CPI reduced the interest rate on the remaining balance of its long-term mortgage note ($4,662,000 as of September 30, 1995) to 10% per year. The effect of this refinancing for the remainder of 1995 will be to reduce the Company's interest expense by $47,000 and to increase the cash outlay required for payment of interest and principal on long-term debt by $26,000. The anticipated impact upon the Company for 1996 will be to reduce interest expense by approximately $150,000 and to increase its cash outlay for debt service by approximately $62,000.

  In management's opinion, the Company will be able to generate sufficient cash from operations during the remainder of the year to enable it to meet its operating expense, debt service and capital expenditure requirements.

  Results of Operations

  Operating revenues for the nine months ended September 30, 1995 decreased by $49,000 (less than one percent) from 1994. Conventional traffic volume increased by 7% between periods but this increase was offset by the combination of a 5% decrease in the average revenue received per conventional carload handled and a 30% decrease in net revenue from containers on flatcars, which revenue decreased from $1,653,000 in 1994 to $1,154,000 in 1995. The volume of containers handled decreased by 11% between periods and the average net revenue received per container decreased by 22%.

  PROVIDENCE AND WORCESTER RAILROAD COMPANY
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Operating revenues for the quarter ended September 30, 1995 decreased by $430,000 (8%) from the third quarter of 1994. This decrease is the combined result of a 2% decrease in conventional traffic, a 5% decrease in the average revenue received per conventional carload handled and a 23% decrease in net container on flatcar revenue from $543,000 in 1994 to $419,000 in 1995. The volume of containers handled decreased by 1% between periods and the average net revenue received per container decreased by 22%.

  The relatively small increase in conventional traffic volume for the nine month period and the decrease for the quarter are largely attributable to a general softening in economic conditions which was evident in the third quarter of 1995. Traffic volumes for certain of the Company's manufacturing customers declined somewhat during the quarter as these customers sought to reduce excessive inventory levels. It is anticipated that these traffic reductions are of a temporary nature for the most part. While overall conventional traffic volume has been sluggish the volume of construction aggregate traffic has increased rather significantly. Since this commodity commands a relatively low revenue the resulting change in commodity mix has led to the decrease in the average revenue received per conventional carload.

  The decrease in the volume of containers handled during the nine month period is largely attributable to the loss of the Company's largest containership line customer in July 1994. The relatively small decrease in container volume experienced during the third quarter of 1995, compared with 1994, is attributable to the softening of general economic conditions as previously discussed. The decrease in the net revenue received per container, between periods, is attributable to rate adjustments necessitated by competitive factors within the industry.

  Total operating expenses for the nine months ended September 30, 1995 increased by 2% from 1994. Total operating expenses for the third quarter of 1995 decreased by 8% from the third quarter of 1994. Total operating expenses expressed as a percentage of operating revenues increased from 84% to 86% for the nine month period. Total operating expenses amounted to 84% of operating revenues for the third quarters of 1994 and 1995.

  The decrease in total operating expenses in the third quarter and the small increase for the nine month period in 1995 as compared with 1994 are explained by the fact that a larger portion of maintenance of way payroll and overhead costs were capitalized in connection with capital improvements to the Company's track structure or were reimbursed through government grants for grade crossing improvements in 1995 than in 1994. Total capitalized track expenses and recovered costs for the nine month period ended September 30, 1995 amounted to $1,282,000 and $689,000, respectively, compared with $938,000 and $97,000 in 1994.
  Capitalized track expenses and recovered costs for the third quarter of 1995 amounted to $563,000 and $573,000, respectively compared with $390,000 and $26,000 in 1994.

  Other income decreased by $547,000 and $600,000 respectively during the nine and three month periods ended September 30, 1995 from the comparable 1994 periods. These decreases are the result of reductions in net gains realized from the sales of properties and easements. Income of this type has historically been subject to significant fluctuations among periods.

  Interest expense for the nine and three month periods in 1995 decreased by 9% and 11% respectively from the comparable periods in 1994. These decreases result from lower levels of long term borrowings and from the reduction in interest rates which resulted from the debt refinancing, as disclosed in Note 4 to the accompanying financial statements, which took place in August 1995.

                                 PART II

   Item 6.    Exhibits and Reports on Form 8-K

       (b) No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1995.

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


DATED:  November 13, 1995