Form 10-K
period 1995-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 1996-04-01
CIK 831968

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1995

    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from               to _______________

Commission file number 0-17604

                PROVIDENCE AND WORCESTER RAILROAD COMPANY
         (Exact name of registrant as specified in its charter)

        Rhode Island                           05-0344399
(State or other jurisdiction of   I.R.S. Employer Identification No.
 incorporation or organization)

75 Hammond Street, Worcester, Massachusetts         01610
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (508) 755-4000

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
                Title of Each Class            on which registered

                 Not Applicable                  Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
                  Common stock, $.50 par value
                          (Title of Class)

Indicate by check mark if  disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 1, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $8,942,407. (For this purpose, all directors of the Registrant are considered affiliates.)

As of March 1, 1996, the Registrant had 2,163,676 shares of Common Stock outstanding.

Documents Incorporated by Reference - Portions of the proxy statement for the 1996 annual meeting of shareholders are incorporated by reference into Part III. Portions of the annual report of Providence and Worcester Railroad Company to shareholders for the year ended December 31, 1995 are incorporated by reference into Parts I, II, and IV.

Exhibit Index - Page IV-1.

                             PART I

Item 1. Business

General Development:

     The Registrant was organized under the laws of Rhode Island in 1969 and is the successor by merger to the freight railroad business which had been actively conducted by Registrant's predecessors in Rhode Island and Massachusetts since 1973 and was thereafter expanded to Eastern Connecticut.

     From 1983 through 1987, the Registrant was a wholly-owned subsidiary of Capital Properties, Inc., a Rhode Island corporation ("CPI"). On January 1, 1988, through a series of transactions, the shareholders of CPI received, as a distribution with respect to each share of CPI capital stock held, one share of the Registrant's common stock and one share of the Registrant's preferred stock, and the status of CPI as the parent corporation of the Registrant was terminated. As a result, the Registrant became, upon completion of the transactions, an independent, publicly-held corporation.

     No regularly scheduled passenger service is provided by the Registrant. It operates over approximately 470 miles of trackage, of which it owns approximately 170 miles. The Registrant interchanges freight traffic with Consolidated Rail Corporation (Conrail) at Worcester, Massachusetts and at New Haven, Connecticut; with the Springfield Terminal Railway Company (formerly Boston and Maine Railroad) at Gardner, Massachusetts; and with the New England Central Railroad (formerly Central Vermont Railway) at New London, Connecticut. Through its connections, Registrant links approximately 78 communities on its lines, excluding those communities through which the Registrant passes but does not have the right to service customers. There are three principal classification yards (areas containing tracks used to group freight cars destined for a particular industry or interchange), located in Worcester, Massachusetts; Cumberland, Rhode Island and Plainfield, Connecticut.

     The Registrant operates, by agreement with a private operator, two approved customs container yards in Worcester, Massachusetts. A customs container yard is an area containing tracks used for the loading and unloading of containers. These yards are U.S. Customs bonded and international traffic must be inspected and approved by U.S. Customs officials. The Registrant has been working closely with the container terminal operator to develop strong relationships with container lines involved in international intermodal traffic (traffic which moves via several modes of transportation; i.e. railroad, truck, ship and/or airplane). Container traffic, especially double stack (the method by which containers are moved, via rail, stacked one on top of the other in specially designed rail cars), is expected to be a significant growth market for the transport of goods into New England.

     Registrant is compensated for rail freight transportation services for traffic handled jointly with other railroads by a share of the aggregate freight revenues. On local traffic handled solely by the Registrant, charges are retained entirely by Registrant and are in amounts specified in tariffs or contracts.

     The Registrant competes with Conrail, Springfield Terminal Railway Company and New England Central Railroad for rail freight traffic of customers who lack sidings of their own and utilize public delivery areas. The Registrant is also subject to competition for substantially all of its traffic from common, contract and proprietary motor carriers, although Registrant is attempting to compete with such carriers through the rail to truck distribution service offered through its arrangement with a public warehouse operator.

     Many of these competitors, including Conrail, are larger or better capitalized than the Registrant. The Registrant attempts to compete by offering greater convenience and better service than competing carriers and at costs lower than some competing non-rail carriers. The Registrant also competes by participating in efforts to attract new industry to the area which it serves.

     No single customer of Registrant during 1995, except Tilcon Connecticut, Inc., accounted for as much as 10% of its total freight revenue for the year. Tilcon Connecticut, Inc. accounted for approximately 12% of the Registrant's freight revenue. In addition, the Registrant's business is dependent upon the continued operation of Conrail and Springfield Terminal Railway Company, with whom in the aggregate it interchanges substantially all of its freight traffic.

Miscellaneous

     During the last three years, no monies were expended by the Registrant on material research activities.

     Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, does not have a material effect upon the capital expenditures, earnings or competitive position of Registrant.

     The Registrant's business is seasonal to the extent that it is affected by summer vacation shutdowns of shippers on its lines, normal seasonal patterns of its customers, and by occasionally adverse weather conditions during the winter months.

     On December 31, 1995, the Registrant employed a total of 144 persons.

Item 2. Properties.

Physical Facilities

     The Registrant owns land and a building in Worcester, Massachusetts adjacent to one of its principal classification yards. A portion of the building has been renovated and this renovated portion houses the Registrant's executive and administrative offices as well as some space leased to outside tenants. The Registrant's executive and administrative offices occupy approximately 21,000 square feet of space out of a total space of approximately 69,500 square feet in the building. In addition the registrant is leasing approximately 2,100 square feet of space to an outside tenant. The Registrant has no current plans to renovate any additional portions of this building.

     The Registrant's three principal classification yards are located in Worcester, Massachusetts (approximately 125 acres), Valley Falls, Rhode Island (approximately 6.5 acres) and Plainfield, Connecticut (approximately 10 acres). The Worcester yard contains an engine house, a maintenance center and the communications center and freight office. The Valley Falls yard contains an engine house for heated overnight storage of locomotives. The Registrant also has a centralized maintenance-of-way equipment repair depot in Plainfield, Connecticut.

     The Registrant's operating real property located in Worcester County, Massachusetts, has been mortgaged to CPI to secure the payment by the Registrant of a 20-year, 10% promissory note with an outstanding principal balance of $4,597,000 as of December 31, 1995.

Other Real Property:

     The Registrant and Amtrak own approximately 130 acres of real estate located along the principal railroad lines from downtown Providence (from approximately 2/3 of a mile west of Union Station) through Pawtucket, Rhode Island. Of this amount, Registrant owns approximately 8 acres in Pawtucket and has a perpetual easement for railroad purposes over the remaining 122 acres.

     The Registrant has other parcels of real property at other points along its lines which could be made available for other than operating purposes. At this time, management of Registrant has no specific program for development of such properties. Historically, the Registrant has sold parcels not integral to its operations and will continue to entertain offers to sell other similar parcels.

     The Registrant owns the Wilkesbarre Pier in the Port of Providence at East Providence, Rhode Island, and has direct access to this deep-water pier by rail. At present, the pier has berthing space for only one vessel and is used primarily for the off-loading of petroleum products.

     In April 1975, the Rhode Island Coastal Resources Management Council (CRMC) issued a permit allowing the Registrant to fill and reclaim tide-flowed land immediately south of and abutting the Wilkesbarre Pier for the purpose of developing a major rail/ship terminal ("South Quay"). That permit, issued for a ten-year period, became effective in June 1976 following the dismissal of an appeal over its issuance. Prior to commencing construction pursuant to the CRMC permit, the Registrant was also required to obtain a permit from the United States Department of the Army Corps of Engineers ("COE"). That permit was obtained in August 1978. The Registrant was not able to commence construction until 1979, after the Registrant satisfied concerns of the United States Department of the Interior--Fish and Wildlife Service.

     In 1979, the Registrant commenced the engineering and design of a berm for the containment basin in which dredged material would be deposited to create the land area. The construction of the berm, including a specially designed facing, was completed in 1984. Due to escalating construction costs, the unavailability of any public assistance which had been originally contemplated, general economic conditions of the early 1980's, and the Registrant's acquisition of all of Conrail's lines in Rhode Island and southeastern Connecticut (which lines were in need of significant rehabilitation), the Registrant was unable to complete the construction of the South Quay within the time allowed under its permits. The Registrant applied for and was granted extensions of time from CRMC and COE to complete the project. The CRMC and COE permits now expire in 1998.

     The City of East Providence, in which the South Quay is located, filed a lawsuit appealing CRMC's decision to grant the extension. In 1989, the Registrant and the City negotiated a settlement agreement resolving the litigation. The parties entered into a consent judgement which permitted the Registrant to move forward to develop the site. As part of the settlement, the Registrant and the City entered into an agreement which established a procedure for future taxation of the property; and the City, with the Registrant's concurrence, adopted zoning ordinances which regulate the operation of the port facility.

     In 1988 and early 1989, the Registrant filled in the southeast and southwest corners of the Quay to provide sufficient radii for future track construction and to prepare the site for dredging. In 1990, the Registrant conducted a series of engineering and design studies related to the next phases of the development.

In 1991 and 1992, the Registrant completed earthwork necessary to prepare the site for dredging and completed dredging a ship berth approximately 135 feet in width by 1900 feet in length with a depth of approximately -40 feet mean low water. The earthwork consisted of reconstruction of a portion of the existing west berm to improve its capacity to filter out water being deposited in the basin during dredging, the completion of the phase of a secondary containment basin between the north berm and the nearby Wilkesbarre Pier, and other grading.

     After the completion of the dredging on March 31, 1992, the site was allowed to stand to permit excess water to drain from it. The next phase of construction is to complete filling the containment basin. The Registrant began this process in 1993 and to date, approximately 430,300 cubic yards of material has been deposited, substantially completing the filling process, to create approximately 31 acres of land. When combined with adjoining properties owned by the Registrant, the site consists of approximately 45 acres. The Registrant has entered into an agreement and has begun construction to provide slope protection for the south face of the berm to protect against erosion and storm damage. Remaining phases of the project also include dock construction and infrastructure improvements.

     The Registrant has further engaged a maritime consulting firm, with international port expertise, to assist it in identifying strategic market opportunities for the port facility and to develop financing strategies for the completion of the facility. The Registrant is also exploring finance strategies with an investment banking firm.

Rolling Stock

     The following schedule sets forth the Registrant's rolling stock as at December 31, 1995, all of which is owned by the
Registrant:

                Description                Number
                Locomotive                   20

                Gondola                      37

                Flat Car                      4

                Ballast Car                  42

                Passenger Equipment           5

                Caboose                       2

                  Total                     110

     The  Registrant  has   equipment  permitting  two-way  radio
contact with every train crew and maintenance vehicle in its system thereby permitting each train crew to maintain radio contact with other crew members.

Item 3.  Legal Proceedings.

     The Registrant owns a site which is contaminated with petroleum products. It is currently productive as a part of the Registrant's double-stack intermodal yard. The site is not the subject of any agency proceedings. Environmental specialists have indicated that natural biodegradation of the contamination is occurring. It is not anticipated that the costs of remediation, if any, would be material to the operations, financial position or liquidity of the Registrant.

     The Registrant was notified by CPC International, Inc. ("CPC") and the United States Environmental Protection Agency ("EPA") that the Registrant was alleged to be a potentially responsible party for some or all of the costs of remediation of a Superfund site, reportedly due to the impact of a 1974 incident involving a rail car. The EPA's preliminary estimate of the clean-up alternative it recommended was approximately $7 million with additional past response costs of approximately $5 million ("Costs"). The Registrant has no ownership interest in the site. The Registrant denied responsibility. No formal claims or proceedings against the Registrant were instituted in this matter. In December 1995 the Registrant concluded an agreement with CPC ("Agreement") in which the Registrant agreed to pay $990,000 in settlement of all claims against it relating to this incident. Payment of this claim can be all or partially made through issuance of unregistered, restricted common stock of the Registrant. The Registrant issued 55,000 shares of its Common Stock, having a value of $391,000 to CPC in December 1995 in partial payment of this claim. An additional 53,155 shares, having a value of $378,000 were issued in January 1996. The remaining liability of $221,000 (plus interest at an annual rate of 8 3/4% for any portion paid in cash) must be paid no later than June 30, 1999. The agreement further provides that, in the event CPC recovers insurance proceeds for the Costs, the Registrant is entitled to receive 10% of the net recovery after deduction of litigation expenses. CPC is actively engaged in litigation with an insurer seeking such a recovery.

Other Litigation:

     The business in which the Registrant is engaged ordinarily results in actions for negligence and other claims, and in the opinion of management, the legal proceedings to which it is a party in addition to those set forth above are normal for such business.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                             PART II


Item 5.  Market for Railroad's Common Stock and Related
         Security Holder Matters.

     See page 31 of Registrant's 1995 Annual Report to Share-holders, which is incorporated by reference herein.

Item 6.  Selected Financial Data.

     See page 12 of Registrant's 1995 Annual Report to Share-holders, which page is incorporated by reference herein.

Item 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.

     See pages 13 through 16 of Registrant's 1995 Annual Report to Shareholders, which pages are incorporated by reference herein.

     Recently issued accounting standards:

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of." This statement, which will be required in 1996, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

     The FASB  has  also  issued  SFAS  No. 123,  "Accounting for
Stock-Based  Compensation".    This   statement,  which  will  be
required in 1996, establishes financial accounting and reporting standards for stock-based employee compensation plans.

     The  Registrant   has   not   determined   the   effects  of
implementing SFAS No. 121 and No. 123 on its financial position and results of operations for any future period.

Item 8.  Financial Statements and Supplementary Data.

     Information in response  to  this  item  is contained in the
Registrant's  1995  Annual   Report   to  Shareholders  which  is
incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure

     Not applicable.

                            PART III

Item 10.  Directors, Executive Officers, Promoters and Control
          Persons of the Registrant.

     For information with respect to the directors of the Registrant, see pages 2 and 3 of the Registrant's definitive proxy statement for the 1996 annual meeting of its shareholders, which page is incorporated by reference, herein.

     The following are the executive officers of the Registrant:

     NAME                AGE   OFFICE HELD     ELECTION TO OFFICE
Robert H. Eder           63    Chairman               1980
Orville R. Harrold       63    President              1980
Carl P. Belke            44    Vice President         1995
Ronald P. Chrzanowski    53    Vice President         1983
Heidi J. Eddins          39    Secretary              1988
Robert J. Easton         52    Treasurer              1988

     All officers hold their respective offices until their successors are duly elected and qualified. For further information with respect to Messrs. Eder, Harrold, Belke, Chrzanowski and Easton, see pages 2 and 3 of the Registrant's definitive proxy statement for the 1996 annual meeting. Ms. Eddins has served as General Counsel to the Registrant since 1984.


Item 11.  Executive Compensation.

     See page 3 of the Registrant's definitive proxy statement for the 1996 annual meeting of its shareholders, which pages are incorporated by reference herein.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

     See pages 6 and 7 of the Registrant's definitive proxy statement for the 1996 annual meeting of its shareholders, which pages are incorporated by reference herein.


Item 13.  Certain Relationships and Related Transactions.

     Not Applicable.







                              III-1

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  (1) and (2)

              The  response  to  this   portion  of  Item  14  is
              submitted as a separate section of this report at page IV-3.

          (3)  Listing of Exhibits.

              (10A) Material Contracts (incorporated by reference to Exhibit 10 to the registration statement of the Registrant on Form 10 and to the Non-Qualified Stock Option Plan of the Registrant on Form S-8).

              (13) Annual report to shareholders for the year ended December 31, 1995.

              (23)   Independent Auditors' Consent

     (b)  Not applicable.

     (c)  Exhibits (annexed).

     (d)  Financial Statement Schedules.    The  response to this
          portion of Item 14 is submitted as a separate section of this report at Page IV-3.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              PROVIDENCE AND WORCESTER RAILROAD COMPANY

                         Orville R. Harrold

                  By Orville R. Harrold, President

                       Dated:  March 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   Signature                  Title                       Date

Orville R. Harrold
                              President and Director    March 29, 1996
Orville R. Harrold            (Principal executive
                               officer)

Carl P. Belke
                              Vice President and        March 29, 1996
Carl P. Belke                 Director

Ronald P. Chrzanowski
                              Vice President and        March 29, 1996
Ronald P. Chrzanowski         Director

Robert J. Easton
                              Treasurer and Director    March 29, 1996
Robert J. Easton              (Principal financial
                               officer and principal
                               accounting officer)

J. Joseph Garrahy
                              Director                  March 29, 1996
J. Joseph Garrahy

John J. Healy
                              Director                  March 29, 1996
John J. Healy

William J. LeDoux
                              Director                  March 29, 1996
William J. LeDoux



                     ANNUAL REPORT ON FORM 10-K

                 ITEM 14(a) (1) and (2), (c) and (d)

   LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          CERTAIN EXHIBITS

                    FINANCIAL STATEMENT SCHEDULES

                    YEAR ENDED DECEMBER 31, 1995

              PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      WORCESTER, MASSACHUSETTS








            FORM 10-K--ITEMS 14(a) (1) and (2), and 14(d)

              PROVIDENCE AND WORCESTER RAILROAD COMPANY

   LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The  following  financial  statements   of  Providence  and  Worcester
Railroad Company, included in the  annual  report of Registrant to its shareholders for  the  year  ended  December 31,  1995 and independent auditors' report are incorporated by reference in Item 8:

     Independent auditors' report.

     Balance sheets - December 31, 1995 and 1994.

     Statements of income -  years  ended  December 31, 1995, 1994 and
       1993.

     Statements of shareholders' equity - years ended December 31, 1995, 1994 and 1993.

     Statements of cash flows - years ended December 31, 1995, 1994, and 1993.

     Notes to financial statements - years ended December 31, 1995, 1994 and 1993.

The  following  financial   statement   schedules  of  Providence  and
Worcester  Railroad  Company  and  independent  auditors'  reports are included in Item 14(d):

                                                          Page

      Independent auditors' report                       IV-5

  II  Valuation and qualifying accounts                  IV-6

All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or the notes thereto.






INDEPENDENT AUDITORS' REPORT



Shareholders and Board of Directors
 Providence and Worcester Railroad Company
Worcester, Massachusetts

We have audited  the  financial  statements  of Providence and
Worcester Railroad Company  as  of  December 31, 1995 and 1994
and  for  each  of  the   three  years  in  the  period  ended
December 31, 1995, and  have  issued  our report thereon dated
March 8, 1996;    such  financial  statements  and  report are
included in your 1995  Annual  Report  to Shareholders and are
incorporated herein by  reference.    Our audits also included
the financial statement  schedule  of Providence and Worcester
Railroad Company, listed in Item 14.  This financial statement schedule is the  responsibility  of  the Company's management.
Our responsibility  is  to  express  an  opinion  based on our audits.  In  our  opinion,  such  financial statement schedule when considered in relation  to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






Deloitte & Touche LLP
Worcester, Massachusetts
March 8, 1996










                             PROVIDENCE AND WORCESTER RAILROAD COMPANY
                                             SCHEDULE II

                                 VALUATION AND QUALIFYING ACCOUNTS

                           YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                       (IN THOUSAND DOLLARS)

_________________________________________________________________________________________________
        Column A                 Column B           Column C              Column D     Column E
                                                   Additions
                                                (1)           (2)
                                Balance at  Charged to    Charged to                  Balance at
                                 beginning   costs and  other accounts                  end of
       Description               of period   expenses      describe      Deductions     period
_________________________________________________________________________________________________
_________________________________________________________________________________________________


Allowance for doubtful accounts:

 Year ended December 31, 1995       $125                                                 $125

 Year ended December 31, 1994       $125        $41                    (A) ($41)         $125

 Year ended December 31, 1993       $175    (B)($13)                   (A) ($37)         $125




(A)  Bad debts written off.

(B)  Recovery of bad debts previously written off.

                PROVIDENCE AND WORCESTER RAILROAD COMPANY
                          ANNUAL REPORT 1995

                PROVIDENCE AND WORCESTER RAILROAD COMPANY
                      EMPLOYEE INJURIES 1994-1995
                              (GRAPH)

                   INJURIES PER 200,000 PEOPLE HOURS

                A BRIEF DESCRIPTION OF THE COMPANY'S BUSINESS

          The Company is an interstate freight carrier conducting railroad operations in Massachusetts, Rhode Island, and Connecticut. The railroad first began operations in 1847 between the cities of Providence, Rhode Island and Worcester, Massachusetts and operated independently until 1888, at which time it was leased to others. In February 1973, the Company resumed control of the railroad and its 45 miles of track. The Company presently operates over approximately 470 miles of trackage of which it owns approximately 170 miles. No regularly scheduled passenger service is provided by the Company. The Company interchanges freight traffic with Consolidated Rail Corporation (Conrail) at Worcester, Massachusetts and at New Haven, Connecticut; with Springfield Terminal Railway Company (formerly Boston and Maine Railroad) at Gardner, Massachusetts; and with New England Central Railroad (formerly Central Vermont Railway) at New London, Connecticut. Through its connections the Company links approximately 78 communities on its lines, excluding those communities through which the Company passes but does not have the right to service customers. The main freight classification yard is located in Worcester, Massachusetts and encompasses approximately
125 acres. Worcester is also the location of the Company's locomotive and car maintenance facility and the Company's corporate headquarters building. There are smaller classification yards in Cumberland, Rhode Island, and Plainfield, Connecticut. Plainfield also houses an equipment maintenance facility.
        The Company services by agreement with a private operator, two approved custom container yards in Worcester, Massachusetts. In 1995, the Company handled 29,139 carloads of freight and 41,211 containers.

                  PROVIDENCE AND WORCESTER RAILROAD COMPANY
                         (GRAPHS 1992 - 1995)

         CONVENTIONAL CARLOADS                INTERMODAL (CONTAINERS)


            TOTAL REVENUES                      OPERATING REVENUES


          EARNINGS PER SHARE                        NET INCOME

                                PRESIDENT'S REPORT


        The Company's operating results in 1995 did not match those of 1994. The reduction in operating profits discussed below is substantially due to a reduction in revenue generated by container traffic and the impacts of a settlement of an environmental claim against the Company. Conventional traffic volume increased by 3%. There were, however, several significant events in 1995 that help position the Company for long term growth.

        The Company substantially completed the process of depositing clean fill inside the berm at the deep-water pier under construction in East Providence, Rhode Island to create approximately 31 acres of land. The Company continues to work with Amtrak, the Federal Railroad
Administration and the Rhode Island Department of Transportation in an effort to improve rail service to Rhode Island's Quonset Point/Davisville port facilities. The Company in conjunction with the State of Rhode
Island also began a major upgrading of certain track and rail bridges in Rhode Island. Moreover, an outstanding environmental claim of CPC International, Inc. in excess of $10 million was resolved in 1995 with the Company agreeing to pay $990,000 primarily in unregistered, restricted Company common stock.

        On February 26, 1996, Governor William F. Weld signed into law a bill entitled "An Act Relative to the Revitalization and Development of the Commonwealth's Seaports" which establishes a program to develop full double stack rail service on certain rail lines in the Commonwealth of Massachusetts. The Act authorizes such improvements on the Company's rail lines in Worcester County, the costs of which are to be shared equally by the Company and the Commonwealth with the Commonwealth contributing up to $5.5 million.

        I would be remiss if I did not mention and recognize the excellent safety record compiled by the Company's employees in 1995: the number of reportable injuries fell from 9 in 1994 to 5 in 1995, a 44% decrease, the lowest number of injuries the Company has incurred in any calendar year since it began independent operations in 1973. Three departments went without a reportable injury in 1995: Transportation, Maintenance of Equipment and Communications and Signals. These employees are to be commended for an outstanding performance. The graph on page 1 shows the decrease in the number of injuries per 200,000 people hours worked in 1995 versus 1994.

        At this time, I would like to discuss in more detail events of 1995 and several significant developments that are expected to have an impact on our operations and financial results in the years ahead.

I.      Financial Results and General Business Conditions

        Freight operating revenues decreased by approximately 3% in 1995 (see figure 4, page 3). Earnings, however, decreased in 1995 approximately
 50%, from $1,811,000 in 1994to $917,000 in 1995 (see figure 6, page 3).
Earnings per share decreased from $.88 in 1994 to $.44 in 1995
(see figure 5, page 3).

        As mentioned previously, 1995's freight traffic demonstrated mixed results, in that conventional carloads increased by 3% while container volumes decreased by 9%. The Company did see a decrease in traffic in the fourth quarter of 1995, primarily in plastics and paper.

II      Development of Deep-Water Pier
        In April 1975, the Rhode Island Coastal Resources Management
Council ("CRMC") issued a permit allowing the Company to fill and reclaim tide-flowed land immediately south of and abutting the Company's Wilkesbarre Pier for the purpose of developing a major rail/ship terminal ("South Quay"). That permit, issued for a ten-year period, became effective in June 1976 following the dismissal of an appeal over its issuance. Prior to commencing construction pursuant to the CRMC permit, the Company was also required to obtain a permit from the United States Department of the Army Corps of Engineers ("COE"). That permit was obtained in August
1978. The Company was not able to commence construction until 1979, after the Company satisfied concerns of the United States Department of the Interior--Fish and Wildlife Service.

        In 1979, the Company commenced the engineering and design of a berm for the containment basin in which dredged material would be deposited to create the land area. The construction of the berm, including a specially designed facing, was completed in 1984. Due to escalating construction costs, the unavailability of any public assistance which had been originally contemplated, general economic conditions, and the Company's acquisition of all of Conrail's lines in Rhode Island and southeastern Connecticut (which lines were in need of significant rehabilitation), the Company was unable to complete the construction of the South Quay within the time allowed under its permits. The Company applied for and was granted extensions of time from CRMC and COE to complete the project. The permits now expire in 1998.

        The City of East Providence, in which the South Quay is located, filed a lawsuit over the permit extension. In 1989, the Company and the City negotiated a settlement agreement resolving the litigation. The parties entered into a consent judgment which permitted the Company to move forward to develop the site. As part of the settlement, the Company and the City entered into an agreement which established a procedure for future taxation of the property; and the City, with the Company's concurrence, adopted zoning ordinances which regulate the operation of the port facility.

        In 1988 and early 1989, the Company filled in the southeast and southwest corners of the Quay to provide sufficient radii for future track construction and to prepare the site for dredging. In 1990, the Company conducted a series of engineering and design studies related to the next phases of the development.

        In 1991 and 1992, the Company completed earthwork necessary to prepare the site for dredging and completed dredging a ship berth approximately 135 feet in width by 1900 feet in length with a depth of approximately -40 feet mean low water. The earthwork consisted of reconstruction of a portion of the existing west berm to improve its capacity to filter out water being deposited in the basin during dredging, the completion of the first phase of a secondary containment basin between the north berm and the nearby Wilkesbarre Pier, and other grading.

        After the completion of the dredging on March 31, 1992, the site was allowed to stand to permit excess water to drain from it. The next phase of construction is to complete filling the containment basin. The Company began this process in 1993 and to date, approximately 430,300 cubic yards of material has been deposited, substantially completing the filling process, to create approximately 31 acres of land. When combined with adjoining properties owned by the Company, the site consists of approximately 45 acres. The Company has entered into an agreement and has begun construction to provide slope protection for the south face of the berm to protect against erosion and storm damage. Remaining phases of the project also include dock construction and infrastructure improvements.

        The subject of the quality of title to formerly tide flowed properties has been the subject of much debate in recent years. In 1995, the Rhode
Island Supreme Court issued a decision in Greater Providence Chamber of Commerce et al v. State of Rhode Island clarifying the quality of title to tide flowed properties filled with the acquiescence or approval of the State. The Company is reviewing the impact of this decision on the South Quay.

        The Company has further engaged a maritime consulting firm, with international port expertise, to assist it in identifying strategic market opportunities for the port facility and to develop financing strategies for the completion of the facility. The Company is also exploring finance strategies with an investment banking firm.

III.	   Northeast Corridor

        The Company possesses an exclusive freight service easement over that portion of the Northeast Corridor ("NEC") owned by the National Railroad Passenger Corporation ("Amtrak") extending from the Massachusetts/Rhode Island line to New Haven, Connecticut, as well as overhead rights between New Haven and South Norwalk to serve Danbury, Connecticut. Amtrak is in the process of completing its design of a plan to electrify the portion of the NEC from Boston, Massachusetts to New Haven to permit high-speed passenger trains to operate on the line with construction expected to begin in the Spring of 1996. The Company continues to monitor this project closely, due to potential negative impacts on the Company's ability to provide freight service to its customers on the line and on clearance conditions which may inhibit the Company's ability to carry modern rail cars on the line.

        The high speed passenger service project has been the subject of various reviews by the Federal Railroad Administration ("FRA"). In the context of such reviews, the Company advocated modifications to the design such as construction of additional track capacity to mitigate the potential adverse effects of the project on freight service. In May, 1995, the FRA issued a Record of Decision ("ROD") authorizing the project which ROD requires Amtrak to construct several passing sidings (tracks which are parallel to the main lines which will permit high speed passenger trains to pass lower speed freight trains) and other capacity improvements. The Company will continue to work with the FRA and Amtrak to ensure the construction and implementation of mitigation measures.

        As more fully discussed in the next section, the State of Rhode Island has also proposed a Freight Rail Improvement Project ("FRIP") on that portion of the NEC between its connection with the Company's main line to the State's Quonset Point/Davisville port facilities. The FRIP is intended to increase substantially the capacity of the NEC to handle more freight and commuter trains by constructing additional track and to improve overhead clearances to permit the movement of modern rail cars.

IV.     Intermodal Transportation Network

        Both the State of Rhode Island and Commonwealth of
Massachusetts have developed plans to promote the development of full double stack rail service to certain intermodal facilities in New England some of which are served by the Company's rail lines. The existing double stack rail route utilized by the Company for service to the Port of Worcester is the only double stack access in New England and provides only limited clearances.

        On February 26, 1996, Governor William F. Weld signed into law
"An Act Relative to the Revitalization and Development of the Commonwealth's Seaport". This Act establishes the Massachusetts Double
Stack Network, consisting of the Boston and Albany Line of Consolidated
Rail Corporation ("Conrail") from the New York border to the presently existing intermodal facility at Beacon Park Yard in the City of Boston, Massachusetts, the main line of the Boston and Maine Corporation from the Vermont border to the existing intermodal facility at Fort Devens in the town of Ayer, Massachusetts and all lines of the Company in Worcester
County and authorizes clearance improvements on these lines. With the exception of two line segments which may be fully funded by the Commonwealth (Worcester to Boston on the Conrail line and Gardner to Ayer on the B&M line) the Act requires the costs of clearance improvements to be borne 50% by the affected railroad and 50% by the State. For the Company's lines in Worcester County, the Commonwealth's contribution is a maximum of $5.5 million. For the two line segments which may be fully funded by the Commonwealth, the Commonwealth will assess a reimbursement charge on certain containers moving over such lines above designated levels. Pursuant to the Act, all affected parties will work with the Commonwealth's Executive Office of Transportation and Construction to develop a master agreement to establish the terms and conditions for accomplishing the clearance improvements.

        In Rhode Island the State has completed a draft environmental impact statement ("DEIS") for the FRIP, discussed in Section III, which DEIS includes preliminary design. Six million dollars of federal appropriations have been obtained by the State in the past two fiscal years to be matched on a dollar for dollar basis by the State; the State and Rhode Island congressional delegation continue to request additional appropriations. Moreover, legislation is pending in the Rhode Island
General Assembly to authorize a public referendum for a general obligation bond to fund the state's costs for the FRIP. The FRIP is intended to enable the development of the State's Quonset Point/Davisville port facilities.
These facilities, consisting of over 800 acres of land, three active piers, an on-site airport and on-site rail, represent a significant portion of Rhode Island's prime industrial land.

        These two state projects to raise overhead clearance to full double stack height (overhead clearance of 20'6") should permit the Company to participate even further in intermodal transportation including the movement of both domestic and international double stack containers and other high clearance rail cars such as automobile carriers.

V.      Settlement with CPC International, Inc.

        Last year, the Company reported that it was engaged in discussions with CPC International, Inc. ("CPC") to resolve CPC's claim that the Company was liable to CPC for past and future costs for remediating a Superfund site in Rhode Island ("Site"). The claims arose out of a 1974 incident involving a rail car. In 1995, CPC and other parties, not including the Company, ("Settling Parties"), entered into a Consent Decree with the United States Environmental Protection Agency ("USEPA") pursuant to which the Settling Parties agreed to reimburse USEPA for its past and future response costs and to remediate the Site.

        In December 1995, the Company and CPC entered into a settlement agreement resolving CPC's claims against the Company. CPC had asserted that due to the 1974 rail car incident, the Company was fully responsible for past and future response costs, including CPC's obligations to USEPA, and totaling over Ten Million Dollars. The agreement provides for the payment to CPC of $990,000 to be paid primarily in unregistered, restricted common stock of the Company. The Company has delivered to CPC 108,155 shares (4.999% of the Company's issued and outstanding common stock), having a value of $769,000. The remaining balance will be paid no later than June
30, 1999, at the Company's option in stock or cash. As more fully discussed in the notes to the financial statements herein, the Company may be entitled to reimbursement of some or all of its payments to CPC.

        In consideration of P&W's payment, CPC has agreed to release, defend and indemnify P&W from and against any claims by CPC or any other party, including the USEPA and the State of Rhode Island, resulting from or arising out of the contamination.

        Resolution of this matter eliminates a significant contingent liability which has been reflected on the Company's financial statements for quite some time.

VI.     Massachusetts Capital Resource Company

        On December 19, 1995, the Company concluded a transaction with Massachusetts Capital Resource Company ("MCRC") which transaction was enabled by the successful and amicable resolution of the outstanding claim of CPC. MCRC is a limited partnership privately owned and funded by seven Massachusetts based life insurance companies, the four general partners being John Hancock Mutual Life, Massachusetts Mutual Life, The New England and State Mutual Life.

        In the transaction the Company obtained $5,000,000 from MCRC in exchange for a secured subordinated note in the original principal amount of $4,920,000 and warrants to purchase 200,000 shares of the Company's common stock at the exercise price of $7.10 per share, which warrants were valued at $80,000. The note will bear an interest rate of 10% per annum paid quarterly, with quarterly scheduled redemptions of varying principal amounts beginning on December 31, 1998 at $62,500 and increasing to $187,500, with a final payment of $1,250,000 on December 31, 2005. The purchase warrants are exercisable until the later of December 31, 2005 or such time as all principal and interest on the note are paid in full.

        The proceeds were used to retire the Company's long term note to Fleet Bank of Massachusetts, N.A. which had an outstanding balance of approximately $1,736,000 as well as for working capital and capital improvements.
VII.    Conrail Line Sales

        The Company has been notified by Conrail of Conrail's intentions to dispose of all of its rail properties and interests in rail properties in Connecticut and certain of its properties and interests in rail properties in Massachusetts.

        The Company, in conjunction with certain other New England railroads made a preliminary bid for certain of these properties. Conrail has informed the Company that it has chosen to negotiate exclusively with the Company and RailTex of San Antonio, Texas.

        While the proposed transaction is subject to further due diligence by the Company and RailTex, Conrail has indicated that it anticipates completing the transaction by August 1996. Under the terms of the proposed transaction, the Company would obtain the following:

        Ownership of and all freight service in Cedar Hill Yard in New Haven, North Haven and Hamden, Connecticut, including all freight service rights on Amtrak's Hartford Line from Milepost 0 to Milepost 7 and ownership of and freight service rights on the Middletown Branch from Mile Post 0 to Milepost 4.8.

        All freight service rights on Amtrak's Northeast Corridor from New Haven to the Connecticut/New York border.

        Limited trackage rights on Conrail between the Connecticut/New York border and Queens, New York.

        Operating and certain freight service rights on the Northeast Corridor between the Massachusetts/Rhode Island border and Conrail's Readville Yard outside of Boston (excluding customers at several stations which are proposed to be served by RailTex), as well as all freight service rights on the Stoughton and East Junction branch lines, which are owned by the MTBA.

        As discussed in Section III above, the Company already provides all freight service on the Northeast Corridor between the Massachusetts/Rhode Island border and New Haven, Connecticut.

        The Company looks forward to the growth opportunities presented by the proposed transaction and will keep you advised of further developments.

VIII.   Change in Size and Composition of the Board of Directors

        In December 1995, holders of majorities of the outstanding common stock and preferred stock of the Company by written vote approved certain amendments to the Company's Bylaws resulting in an increase of the Board of Directors to 12 members from its previous 9 members. The Bylaw amendments were also approved by the Board of Directors.

        Phillip D. Brown and Frank W. Barrett were elected as preferred stock directors and Carl P. Belke was elected a common stock director. Mr. Brown is President of Unibank for Savings in Whitinsville, Massachusetts. Mr. Barrett is Executive Vice President, Chief Credit Officer at Springfield Institution of Savings in Springfield, Massachusetts. Mr. Belke recently joined the Company in July of 1995 as Vice President - Transportation and Sales and was previously President of the Delaware and Hudson Railroad Company and most recently Director, Government Affairs and Plant
Development at CP Rail Systems. The Company welcomes these new members to the Board.

        The Company has been notified by Francis M. White, a Director since 1987, that due to health reasons, he is unable to stand for reelection. Mr. White has been a highly valued member of the Board of Directors as well as the Board's Audit Committee. I want to take this opportunity to thank Mr. White for his years of dedicated service; his services will be greatly missed.

IX.     Increase in Authorized Stock

        Finally, the Board also increased the amount of shares the Company has authority to issue by 750,000 shares, resulting in authorized stock of 3,023,436. This action was taken to provide shares of stock for issuance to CPC, to reserve stock for the exercise by MCRC of its purchase warrants, and to provide adequate authorized stock for the Company's profit sharing plan, which covers all personnel covered by collective bargaining agreements, the Company's non-qualified stock option plan covering management employees and outside directors, and the Company's supervisors' incentive program.

        The Company paid the following dividends in 1995: On May 25, 1995, a 10% noncumulative annual preferred dividend of $5.00 per share to holders of preferred stock; on May 25, 1995 and November 24, 1995, semi-annual dividends of $.05 per share to holders of common stock. The common stock of the Company is listed on the National Market System of the National Association of Securities Dealers ("NASD") under the trading symbol "PWRR".

        On behalf of the management and employees of the Company, I wish to express my appreciation and gratitude to you our shareholders, for your continued confidence and support of the Company.

                                               Sincerely yours,
                                               Orville R. Harrold
                                               President

March 13, 1996

                            DIRECTORS AND OFFICERS
                                      OF
                   PROVIDENCE AND WORCESTER RAILROAD COMPANY

Robert H. Eder,                      Chairman of Providence and Worcester
Director and Chairman                Railroad Company
                                     Worcester, Massachusetts

Orville R. Harrold,                  President of Providence and Worcester
President                            Railroad Company
                                     Worcester, Massachusetts

Carl P. Belke,                       Vice President of Providence and Worcester
Director and Vice President          Railroad Company
                                     Worcester, Massachusetts

Ronald P. Chrzanowski,               Vice President of Providence and Worcester
Director and Vice President          Railroad Company
                                     Worcester, Massachusetts

Heidi J. Eddins,                     Secretary and General Counsel of
Secretary and General                Providence and Worcester
Counsel                              Railroad Company
                                     Worcester, Massachusetts

Robert J. Easton,                    Treasurer of Providence and Worcester
Director and Treasurer               Railroad Company
                                     Worcester, Massachusetts

Frank W. Barrett,                    Executive Vice President of Springfield
Director                             Institution for Savings
                                     Springfield, Massachusetts

Phillip D. Brown,                    President and CEO of Unibank for Savings
Director                             Whitinsville, Massachusetts

John H. Cronin,                      Retired President of Ideal Products, Inc.
Director                             Worcester, Massachusetts

Joseph Garrahy,                      President of J. Joseph Garrahy &
Director                             Associates, Inc.
                                     Providence, Rhode Island

John J. Healy,                       President of HMA Behavioral Health, Inc.
Director                             Worcester, Massachusetts

William J. LeDoux,                   Attorney
Director                             Worcester, Massachusetts

Francis M. White,                    Retired Chairman of the Board of Bank
Director                             of Boston, Connecticut
                                     Waterbury, Connecticut

TRANSFER AGENT                       INDEPENDENT AUDITORS
Fleet National Bank                  Deloitte & Touche LLP
Stock Transfer Department            One Chestnut Place - Suite 1010
Post Office Box 366                  Ten Chestnut Street
Providence, RI 02901                 Worcester, MA  01608

PROVIDENCE AND WORCESTER RAILROAD COMPANY
SELECTED FINANCIAL DATA


                          1995         1994         1993         1992        1991
                      __________   __________   __________   __________   __________

Operating revenues   $19,778,000  $20,292,000  $18,657,000  $16,508,000  $15,472,000
                      __________   __________   __________   __________   _________
                      __________   __________   __________   __________   _________

Other income         $   581,000  $ 1,206,000  $   707,000  $   460,000  $ 2,273,000
                      __________   __________   __________   __________   _________
                      __________   __________   __________   __________   _________

Income before taxed  $ 1,507,000  $ 3,011,000  $ 1,675,000  $   695,000  $ 1,600,000
                      __________   __________   __________   __________   __________
                      __________   __________   __________   __________   _________

Net income           $   917,00   $ 1,811,000  $ 1,105,000  $   465,000  $ 1,050,000
                      __________   __________   __________   __________   _________
                      __________   __________   __________   __________   _________

Earnings per common
and common
equivalent share     $     .44    $    .88     $     .54    $     .23    $   .52
                      __________   __________   __________   __________   _________
                      __________   __________   __________   __________   _________

Total assets         $68,012,000  $61,496,000  $60,706,000  $58,700,000  $58,364,000
                      __________   __________   __________   __________   __________
                      __________   __________   __________   __________   __________

Long-term
obligations          $12,977,000  $10,485,000  $11,378,000  $11,305,000 $11,710,000
                      __________   __________   __________   __________   __________
                      __________   __________   __________   __________   _________

Cash dividends
per share:

  New preferred      $    5.00    $     N/A    $    N/A     $    N/A    $    N/A
                      __________   __________   __________   __________   _________
                      __________   __________   __________   __________   _________

  Old preferred      $   N/A      $     .05    $    .05     $     .05   $    .05
                      __________   __________   __________   __________   __________
                      __________   __________   __________   __________   __________

  Common             $   .10      $     .10    $    .10     $     .10    $    .10
                      __________   __________   __________   __________   _________
                      __________   __________   __________   __________   _________

PROVIDENCE AND WORCESTER RAILROAD COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

As detailed in the Statements of Cash Flows in the accompanying financial statements, the Company generated $3,177,000 from operations in 1995 compared with $3,262,000 in 1994. On an overall basis the Company's total cash and equivalents increased by $1,417,000 in 1995, compared with an increase of $21,000 in 1994. The principal utilization of cash during both years were expenditures for property and equipment acquisitions and principal payments on long-term debt obligations.

During 1995 and 1994 the Company generated $108,000 and $972,000 respectively from the sales of properties not considered essential for railroad operations and easements. The Company has no established policy regarding the sale or other disposition of properties not considered essential for railroad operations. However, there remain certain properties which could be made available for sale, the proceeds of which could be used to further reduce the Company's long-term debt, acquire or make improvements to properties and equipment, reduce current borrowings or provide additional funds for current operations. Such properties include branch lines over which the former Interstate Commerce Commission has granted the Company permission to abandon rail freight service having a net book value of approximately $400,000. Revenue from sales of properties and easements can vary significantly from year to year.

In 1995 the Company added $1,875,000 of track structure and bridge improvements to its plant and equipment. Deferred grant income financed $785,000 of these capital projects. Management estimates that a similar amount of improvements to its track structure and bridges will be made in 1996, provided that sufficient funds, including grant proceeds, are available. Improvements to the Company's track structure are made, for the most part, by the Company's Maintenance of Way Department personnel.

Substantially all of the Company's mainline track meets Federal
Railroad Administration Class 3 standards (permitting freight train speeds of forty miles per hour) and the Company intends to continue to maintain it at this level.

As discussed more fully in Note 2 to the accompanying financial statements, the Company, since 1979, has been engaged in the engineering, design and construction of a deep-water pier and rail/ship port facility. Costs incurred in connection with this project, exclusive of land acquisition costs, amounted to $10,419,000 through December 31, 1995. The Company expended $1,074,000 on this project in 1995 to obtain and deposit fill material, which phase of the project was substantially complete as of the end of that year. In 1996 the Company intends to complete the rip rapping of the south end of the berm at an estimated cost of approximately $420,000. Management remains committed to the completion of this project and intends to continue to explore development opportunities with outside parties for the purpose of obtaining the financial and other assistance necessary to complete this project as a port facility.

In 1995, the Company's principal bank increased its short term revolving credit line from $1,250,000 to $1,500,000 and decreased the interest rate on borrowings under this line from prime plus 3/4% to prime plus 1/2% (see Note 3 to the accompanying financial statements). Loans are drawn against this line and payments of principal are made from time to time depending upon current cash balances and requirements. No loans were outstanding under this line of credit at December 31, 1995.

During 1995 the Company received a commitment from a bank for long term borrowings which would enable it to refinance its 12% mortgage note payable to Capital Properties, Inc. ("CPI") at a reduced interest rate. CPI and the Company have a common controlling shareholder. The Company and CPI subsequently reached an agreement in which the Company agreed to make an advance principal payment of $1,800,000 and CPI agreed to reduce the interest rate on the remaining indebtedness to 10%. In August 1995 the Company obtained a five year senior term note from its principal bank and utilized the proceeds to make the agreed upon principal payment to CPI. The Company repaid this senior term note, in full, in December 1995 from a portion of the proceeds from a subordinated note payable.

As disclosed in Note 4 to the accompanying financial statements, the Company obtained $5,000,000 from Massachusetts Capital Resources Company ("MCRC") in December 1995 in exchange for a 10% subordinated note payable in the amount of $4,920,000 and warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $7.10 per share, which warrants were valued at $80,000. A portion of the proceeds were utilized to repay the outstanding principal balance on the $1,800,000 term note previously discussed. The remainder of the proceeds are being utilized for additions to property and equipment and for working capital purposes.

As disclosed more fully in Note 8 to the accompanying financial statements, the Company reached an agreement with CPC International, Inc. ("CPC") in December 1995 in which the Company agreed to pay CPC $990,000 in settlement of an environmental claim by CPC against the Company relating to a Superfund site. The Company may, at its option, pay all or any portion of this settlement through the issuance of unregistered, restricted shares of its common stock. The Company issued 108,155 shares of its common stock, having an aggregate fair market value of $769,000, to CPC in December 1995 and January 1996. The remaining liability to CPC of $221,000 (plus interest at an annual rate of 8 3/4% for any portion paid in cash) must be paid no later than June 30, 1999.

In 1995 the Company paid dividends in the amount of $5.00 per share on its outstanding new preferred stock and $.10 per share on its outstanding common stock. The Company intends to continue the dividend policy established in 1989 and pay dividends in the aggregate amount of $.10 per share on its outstanding common stock in 1996. Payment of such dividends is contingent upon the Company's continuing to have the necessary financial resources available.

At December 31, 1995, for income tax reporting purposes, the Company has available prior years' investment tax credit and other general business credit carryforwards of $641,000 expiring between 1996 and 2000 and an AMT credit carryforward of $242,000.

Results of Operations

The Company's operating revenues exceeded operating expenses by $2,101,000 in 1995 compared with $3,090,000 in 1994 and
$2,321,000 in 1993. The decline in operating profits for 1995 from 1994 is about equally attributable to decreases in operating revenues and increases in operating expenses between years. The increase in 1994 from 1993 resulted from a substantial increase in operating revenues which outpaced the increases in operating expenses experienced between years. The principal reasons for these changes in operating revenues and expenses are explained in the following paragraphs.

Operating revenues for 1995 decreased by 3% from 1994. This decrease is almost entirely the result of a 27% decrease in net revenue from container traffic which declined from $2,077,000 in 1994 to $1,524,000 in 1995. A decline in container traffic volume accounted for approximately 9% of this decrease with a decrease in the average net revenue received per container accounting for the balance. Conventional traffic volume increased by 3% in 1995 from 1994, but this increase in volume was largely offset by a 3% decrease in the average revenue received per conventional carloading.

Operating revenues increased by 9% in 1994 from 1993 as a result of a 7% increase in conventional traffic volume and a 5% increase in the average revenue received per conventional carloading. These increases in conventional freight revenue were partially offset by a 5% decrease in container traffic volume.

One of the Company's major containership line customers withdrew from the Company's intermodal terminal facility in Worcester, Massachusetts, effective July 1, 1994 and moved to the facility of another New England railroad. Loss of this customer substantially accounts for the decrease in container traffic volume in both 1995 and 1994 from the previous years. The decrease in the net revenue received per container in 1995 from 1994 is attributable to rate adjustments necessitated by competitive factors within the industry. The Company's intermodal terminal facility serves primarily as a terminal for "mini-landbridge" movements of container traffic from the Far East destined for points in Southeastern New England. Several major containership lines utilize regularly scheduled double-stack train service through this terminal.

The relatively small increase in conventional traffic volume in 1995 from 1994 is explained by the fact that, while the volume of construction aggregate traffic increased significantly between years, this increase was substantially offset by decreases in other commodities. These decreases were primarily incurred during the fourth quarter of 1995 and can be attributed to temporary reductions in the traffic of specific commodities such as plastics and paper. This change in the mix of commodities, between years, toward lower revenue construction aggregates has given rise to the decrease in the average revenue per carload.

The increase in conventional traffic volume in 1994 from 1993 was generally attributable to improved economic conditions in effect during that year and the increase in the average revenue per conventional carload resulted from the fact that the traffic increases were disproportionately concentrated in higher revenue commodities.

The Company's principal operating expenses are labor and related costs, depreciation and insurance and casualty claim expense, which collectively amounted to 75% of operating expenses in 1995, 72% in 1994 and 69% in 1993. The majority of the Company's employees are covered by union contracts which provide for semi-annual cost-of-living adjustments. Many of the Company's operating costs are of a relatively fixed nature and do not increase or decrease proportionately with increases or decreases in operating revenues.

Total operating expenses increased by 3% in 1995 from 1994 and by 5% in 1994 from 1993. Transportation expense includes the costs of casualty and environmental claims which increased from $135,000 in 1993 to $460,000 in 1994 to $728,000 in 1995. The
casualty and environmental claims expense recognized in 1994 and 1995 is largely attributable to the environmental claim settlement with CPC previously discussed.

The changes in other income for 1995 and 1994 from the immediately preceding years result, for the most part, from changes in the net gains realized from the sales of properties and easements. The amount of revenue realized from the sale of easements and non-essential properties can vary significantly from year to year and management is not able to estimate the revenue which might be realized in future years from such sales.

Interest expense in 1995 decreased by 9% from 1994. This decrease results from lower levels of long-term borrowings and from lower interest rates in effect on both long and short-term borrowings during the year. Interest expense in 1994 decreased by 5% from 1993 as a result of lower levels of long and short-term borrowings, partially offset by higher interest rates on short-term debt.

To the Shareholders and Board of Directors of
 Providence and Worcester Railroad Company
Worcester, Massachusetts

We have audited the accompanying balance sheets of Providence and Worcester Railroad Company as of December 31, 1995 and 1994 and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended
December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.





Deloitte & Touche LLP
Worcester, Massachusetts
March 8, 1996

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
DECEMBER 31, 1995 AND 1994


ASSETS
                                             1995          1994
                                          _________      _________
Current assets:
  Cash and equivalents................   $2,012,000     $  595,000
  Accounts receivable, net of
   allowance for doubtful accounts of
   $125,000 (Notes 3 and 4)...........    2,834,000      1,791,000
  Materials and supplies..............      731,000        663,000
  Prepaid expenses and other..........      139,000        127,000
  Deferred income taxes (Note 7)......      767,000        893,000
                                           _________     _________

    Total current assets..............    6,483,000      4,069,000
                                           _________     _________

Properties (Notes 2 and 4):
  Land and land improvements..........    8,614,000      8,520,000
  Deep-water pier project.............   10,419,000      9,091,000
  Track structure.....................   44,390,000     42,550,000
  Buildings and other structures......    5,853,000      5,531,000
  Equipment...........................   15,156,000     13,393,000
                                          _________      _________
                                         84,432,000     79,085,000
  Less accumulated depreciation.......   22,903,000     21,658,000
                                          _________      _________
    Total properties, net.............   61,529,000     57,427,000
                                          _________      _________


                                        $68,012,000    $61,496,000
                                          _________      _________
                                          _________      _________

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt
   (Note 4)...........................  $   612,000    $   638,000
  Notes payable, bank (Note 3)........                     120,000
  Accounts payable....................    4,907,000      2,904,000
  Accrued expenses (Note 5)...........    1,642,000      1,774,000
                                          _________      _________
    Total current liabilities.........    7,161,000      5,436,000
                                          _________      _________

Long-term debt, less current portion
(Note 4)..............................   12,977,000     10,485,000
                                          _________      _________
Deferred grant income.................    5,035,000      4,371,000
                                          _________      _________
Deferred income taxes (Note 7)........    8,384,000      8,290,000
                                          _________      _________
Contingencies (Note 8)................

Shareholders' equity (Notes 8, 9 and 10):
  Preferred stock, 10% noncumulative,
   $50 par; authorized, issued and
   outstanding 653 shares ............       33,000         33,000
  Common stock, $.50 par;  authorized
   3,023,436 shares;  issued and
   outstanding 2,110,041  shares in
   1995 and  2,010,061 shares  in
   1994 ..............................    1,055,000      1,005,000
  Capital in excess of par............    5,828,000      5,046,000
  Retained earnings...................   27,539,000     26,830,000
                                          _________      _________
    Total shareholders' equity........   34,455,000     32,914,000
                                          _________      _________

                                        $68,012,000    $61,496,000
                                          _________      _________
                                          _________      _________

See notes to financial statements.

STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                        1995        1994        1993
                                     _________   _________   _________
Revenues:
  Operating revenues, freight
   and other....................   $19,778,000 $20,292,000 $18,657,000
  Other income (Note 6).........       581,000   1,206,000     707,000
                                     _________   _________   _________

    Total revenues..............    20,359,000  21,498,000  19,364,000
                                     _________   _________   _________

Expenses:
  Operating:
   Maintenance of way and
    structures..................     3,499,000   3,706,000   3,995,000
   Maintenance of equipment.....     2,298,000   2,237,000   2,124,000
   Transportation (Note 5)......     5,106,000   4,646,000   4,057,000
   General......................     4,095,000   4,162,000   3,556,000
   Taxes, other than income.....     1,971,000   1,850,000   1,818,000
   Car hire, net................       708,000     601,000     786,000
                                     _________   _________   _________

                                    17,677,000  17,202,000  16,336,000
                                     _________   _________   _________

  Interest (Notes 3 and 4):
   Capital Properties, Inc......       668,000     836,000     913,000
   Other........................       507,000     449,000     440,000
                                     _________   _________   _________

                                     1,175,000   1,285,000   1,353,000
                                     _________   _________   _________

    Total expenses..............    18,852,000  18,487,000  17,689,000
                                     _________   _________   _________


Income before income taxes......     1,507,000   3,011,000   1,675,000

Income taxes (Note 7)...........       590,000   1,200,000     570,000
                                     _________   _________   _________


Net income......................     $ 917,000  $1,811,000  $1,105,000
                                     _________   _________   _________
                                     _________   _________   _________


Earnings per common and common
  equivalent share .............     $   .44     $   .88     $   .54
                                     _________   _________   _________
                                     _________   _________   _________



See notes to financial statements.

  PROVIDENCE AND WORCESTER RAILROAD COMPANY
  STATEMENTS OF SHAREHOLDERS' EQUITY
  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                   Capital in
                               Preferred  Common     excess    Retained
                                 stock     stock     of par    earnings
                                _______  ________   ________   _________

  Balance, January 1, 1993.... $323,000  $689,000 $4,766,000 $24,291,000

  Conversion of 28,253 old
   preferred shares into
   common shares..............  (14,000)   14,000

  Issuance of 8,626 common
   shares for stock options
   exercised..................              4,000     30,000

  Issuance of 18,353 common
   shares to fund the
   Company's 1992 profit
   sharing plan contribution..              9,000     69,000

  Dividends:
   Old preferred stock, $.05
    per  share................                                    (32,000)
   Common stock, $.10 per
    share.....................                                   (141,000)


  Net income for the year.....                                  1,105,000
                                 _______  ________   ________   _________

  Balance, December 31, 1993..   309,000   716,000  4,865,000  25,223,000

  Repurchase of 361 old
   preferred shares...........                         (3,000)

  Conversion of 470,284 old
   preferred shares into
   common shares..............  (235,000)  235,000

  Conversion of 827 new
   preferred shares into
   common shares..............   (41,000)   41,000

  Issuance of 1,968 common
   shares for stock options
   exercised..................               1,000      9,000

  Issuance of 22,558 common
   shares to fund the
   Company's 1993 profit
   sharing plan contribution..              12,000    175,000

  Dividends:
   Old preferred stock, $.05
    per  share................                                    (31,000)
   Common stock, $.10 per
    share.....................                                   (173,000)

  Net income for the year.....                                  1,811,000
                                  _______  ________   ________   _________

  Balance, December 31, 1994..     33,000 1,005,000  5,046,000  26,830,000

  Issuance of 40,606 common
   shares to fund the
   Company's 1994 profit
   sharing  plan
   contribution ..............               20,000    315,000

  Issuance of 55,000 common
   shares in payment of an
   environmental claim........               28,000    363,000

  Issuance of 4,374 common
   shares for stock options
   exercised..................                2,000     24,000

  Issuance of common stock
   warrants (Note 4)..........                          80,000

  Dividends:
   New preferred stock, $5.00
    per  share................                                      (3,000)
   Common stock, $.10 per
    share.....................                                    (205,000)


  Net income for the year.....                                     917,000
                                  _______  ________   ________   _________

  Balance, December 31, 1995..
                                $  33,000 $1,055,000 $5,828,000 $27,539,000
                                  _______   ________   ________   _________
                                  _______   ________   ________   _________

  See notes to financial statements.

  STATEMENTS OF CASH FLOWS
  YEARS ENDED DECEMBER 31, 1995, 1994, and 1993


  INCREASE (DECREASE) IN CASH
                                         1995        1994        1993
                                      _________   _________   _________
  Cash flows from operating
   activities:
    Net income....................  $  917,000   $1,811,000  $1,105,000
    Adjustments to reconcile net
     income to net cash provided
     by operating activities:
      Depreciation................   1,790,000    1,666,000   1,659,000
      Amortization of deferred
       grant income...............    (121,000)    (104,000)    (95,000)
      Retirement of track
       structure..................      19,000       13,000      23,000
      Provision for doubtful
       accounts...................                              (13,000)
      Gain from sales of
       properties and easements...     (64,000)    (737,000)   (281,000)
      Deferred income taxes.......     220,000      415,000     300,000
      Changes in assets and
       liabilities:
       Accounts receivable........    (636,000)     625,000    (183,000)
       Materials and supplies.....     (68,000)      58,000      44,000
       Prepaid expenses  and
        other.....................     (12,000)     100,000      (6,000)
       Accounts payable...........     537,000   (1,425,000)     86,000
       Accrued expenses...........     595,000      840,000     (22,000)
                                      _________   _________   _________
    Net cash provided by
     operating activities.........   3,177,000    3,262,000   2,617,000
                                      _________   _________   _________

  Cash flows from investing
   activities:
    Purchase of properties........  (4,490,000)  (3,200,000) (1,986,000)
    Proceeds from:
      Sales of properties and
       easements..................     108,000      972,000     304,000
      Deferred grant income.......     378,000      909,000
                                      _________   _________   _________
    Net cash used in investing
     activities...................  (4,004,000)  (1,319,000) (1,682,000)

                                      _________   _________   _________
  Cash flows from financing
   activities:
    Net borrowings under lines of
     credit.......................    (120,000)    (880,000)    250,000

    Repurchase of old preferred
      shares......................                   (3,000)
    Payments of:
     Long-term debt...............  (4,254,000)    (845,000) (5,565,000)
     Dividends....................    (208,000)    (204,000)   (173,000)
    Proceeds from:
     Long-term debt and warrants..   6,800,000                5,000,000
     Issuance of common shares for
      stock
      options exercised...........      26,000       10,000      34,000
                                      _________   _________   _________
    Net cash provided by (used in)
     financing
     activities...................   2,244,000   (1,922,000)   (454,000)
                                      _________   _________   _________

  Increase  in cash and
   equivalents....................   1,417,000       21,000     481,000
  Cash and equivalents, beginning
   of year........................     595,000      574,000      93,000
                                      _________   _________   _________
  Cash and equivalents, end of
   year...........................  $2,012,000    $ 595,000   $ 574,000
                                      _________   _________   _________
                                      _________   _________   _________

  Supplemental disclosures:
   Cash paid for:
    Interest......................  $1,269,000   $1,290,000  $1,353,000
                                     _________    _________   _________
                                     _________    _________   _________

    Income taxes..................  $  543,000   $  729,000  $  292,000
                                     _________    _________   _________
                                     _________    _________   _________


  See notes to financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

 1.  Description of Business and Summary of Significant Accounting
     Policies:

     Description of business:

     The Company is an interstate freight carrier conducting railroad operations in Massachusetts, Rhode Island and Connecticut. Through its connecting carriers, it services customers located throughout North America.

     One customer accounted for approximately 12% and 10% of the Company's operating revenues in 1995 and 1994, respectively.
     Another customer accounted for approximately 10% of its operating revenues in 1993.

     Cash and equivalents:

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Materials and supplies:

     Materials and supplies are stated at cost, determined on a first-in, first-out basis, and are charged to expense or added to the cost of properties when used.

     Properties and deferred grant income:

     Properties are stated at cost (including self-construction costs). Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets which range from four to sixty-seven years. On sale or retirement, the asset cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is included in income. Land and land improvements includes property held for resale having a net book value of approximately $400,000.

     The Company has availed itself of various federal and state programs administered by the states of Connecticut, Massachusetts and Rhode Island for reimbursement of expenses for capital improvements. In order to receive reimbursement, the Company must submit requests for the projects, including cost estimates. The Company receives from 70% to 100% of the costs of such projects, which have included bridges, track structure and public improvements. To the extent that such grant proceeds are used for capital improvements to bridges and track structure, they are recorded as deferred grant income and amortized into operating revenues on a straight-line basis over the estimated useful lives of the related improvements.

     Grant proceeds utilized to finance public improvements, such as grade crossings and signals, are recorded as a direct
     offset to the related expense.   Although the Company cannot
     predict the extent and length of future grant programs, it intends to continue filing requests for such grants when they are available.

     Revenue recognition:

     Freight revenues are recorded at the time delivery is made to the customer or the connecting carrier.

     Income from sales of properties and easements is recorded at the time the sale is consummated.

     Income taxes:

     The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This Statement requires the Company to compute deferred income taxes based on the differences between the financial statement and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

     Earnings per common and common equivalent share:

     Earnings per common and common equivalent share were computed by dividing net income by the weighted average of common and preferred shares outstanding (2,107,869 shares in 1995, 2,069,548 shares in 1994, and 2,038,978 shares in 1993).

     The Company considers its $50 par "new preferred stock", each share of which is convertible into 100 shares of common stock at the option of the shareholders, to be common equivalent shares for purposes of computing earnings per share.

     Unexercised stock options and warrants have not been considered in the calculation of earnings per share since their effect is not material.

     Use of estimates:

     The preparation of the Company's financial statements in conformity with generally accepted accounted principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Estimates include reserves for accounts receivable, useful lives of properties, accrued liabilities including health insurance claims and legal and environmental contingencies, and deferred income taxes.

     Fair value of financial instruments:

     SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash and equivalents, accounts payable and accrued expenses approximate fair value because of their short-term nature. The carrying amounts of the Company's debt instruments approximate fair value.

     Recently issued accounting standards:

     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of." This statement, which will be required in 1996, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

     The FASB has also issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement, which will be required in 1996, establishes financial accounting and reporting standards for stock-based employee compensation plans.

     The Company has not determined the effects of implementing
     SFAS No. 121 and No. 123 on its financial position and results of operations for any future period.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

 2.  Deep-water pier project:

     In 1975, the Rhode Island Coastal Resources Management Council
     (CRMC) issued a permit allowing the Company to fill and reclaim tide-flowed land in the Port of Providence immediately south of and abutting the Company's Wilkesbarre Pier for the purpose of developing a major rail/ship terminal (South Quay). That permit, issued for a ten-year period, became effective in June 1976 following the dismissal of an appeal over its issuance. The Company was also required to obtain a permit from the United States Department of the Army Corps of Engineers (COE). That permit was obtained in August 1978.
     The Company was not able to commence construction until 1979, after the Company satisfied concerns of the United States Department of the Interior--Fish and Wildlife Service.

     In 1979, the Company commenced the engineering and design of a berm for the containment basin in which dredged material would be deposited to create the land area. The construction of the berm, including a specially designed facing, was completed in 1984. Due to escalating construction costs, the unavailability of any public assistance which had been originally contemplated, general economic conditions of the early 1980's, and the Company's acquisition of all of Consolidated Rail Corporation's lines in Rhode Island and southeastern Connecticut (which lines were in need of significant rehabilitation), the Company was unable to complete the construction of the South Quay within the time allowed under its permits. The Company applied for and was granted extensions of time from CRMC and COE to complete the project. Both the CRMC and COE permits expire in 1998.

     In 1988 and early 1989, the Company filled in the southeast and southwest corners of the Quay to provide sufficient radii for future track construction and to prepare the site for dredging. The Company expended additional funds in 1990 to conduct soil borings and other engineering and design studies. In 1991, the Company entered into contracts to complete earthwork necessary to prepare the site for dredging and to dredge a ship berth. The earthwork contract was completed in 1991 and the dredging work was completed in 1992. Since completion of the dredging project, the Company has been engaged in the process of obtaining and depositing fill material in the basin and has substantially completed this process as of December 31, 1995. Total costs of $10,419,000, exclusive of land acquisition costs, have been incurred on the South Quay through that date. Depreciation of the capitalized project costs will not commence until the project is completed.

     The Company has engaged a maritime consulting firm, with international port expertise, to assist it in identifying strategic market opportunities for the port facility and to develop financing strategies for the completion of the facility. The Company is also exploring finance strategies with an investment banking firm. The Company's management believes the costs are recoverable, remains committed to the completion of the project and intends to continue to explore development opportunities with outside parties for the purpose of obtaining the necessary financial and other assistance to complete this project as a port facility.

 3.  Notes payable, bank:

     The Company has a revolving line of credit with its principal bank in the amount of $1,500,000. This line was increased from $1,250,000 in August 1995. Borrowings outstanding under this line of credit are due on demand, bear interest at the bank's prime rate plus one-half of one percent (9% at December 31, 1995) and are secured by the Company's accounts receivable. In addition, the Company pays a commitment fee of one-half of one percent per year on the unused portion of the line of credit. No loans were outstanding under this line of credit at December 31, 1995. Loans in the amount of $120,000 were outstanding at December 31, 1994.

 4.  Long-term debt:
                                                1995          1994
                                             _________     _________

     10%, payable to Capital Properties,
      Inc. (which, with the Company, has
      a common controlling shareholder),
      certain real estate pledged as
      collateral, presently payable in
      monthly installments of principal
      and interest of
      $55,000 to 2007 (i) ..............    $4,597,000    $6,682,000

     8.69%, payable to a commercial
      lender, certain equipment and
      track structure along with a
      second lien on accounts receivable
      pledged as collateral, payable in
      monthly installments of principal
      and interest of $62,000 to 2003 ..    $4,072,000    $4,441,000

     10% subordinated notes payable to
      Massachusetts Capital Resources
      Company ("MCRC"), effective
      interest rate of 10.3%,
      Massachusetts track structure
      pledged as collateral, payable in
      quarterly installments of interest
      only through September 1998 and
      interest and principal payments
      increasing from $63,000 to
      $187,500 commencing in
      December 1998 with a final
      principal payment of $1,250,000
      due
      December 31, 2005 (ii)............     4,920,000
                                             _________     _________

     Total long-term debt...............    13,589,000    11,123,000
     Less current portion...............       612,000       638,000

                                             _________     _________
     Long-term debt, less current
      portion...........................   $12,977,000   $10,485,000
                                             _________     _________
                                             _________     _________


          (i) The Company made total additional principal payments of $1,855,000 on this indebtedness in 1995 and $300,000 in 1994. The interest rate on this indebtedness was reduced from 12% to 10% in August 1995.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

 4.  Long-term debt (continued):

          (ii) In December 1995 the Company concluded an agreement with MCRC whereby the Company received $5,000,000 in exchange for a subordinated note payable in the amount of $4,920,000 and warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $7.10 per share. The warrants are exercisable through December 31, 2005. The cost of the warrants of $80,000 was recorded as capital in excess of par in the accompanying financial statements. The agreement contains various covenants which, among other things, limit the payment of dividends to 25% of the Company's net income and require the Company to maintain certain ratios of leverage and interest coverage.

     The following is a schedule by year of principal payments:

     Year ending December 31:
                  1996........................             $612,000
                  1997........................              670,000
                  1998........................              796,000
                  1999........................            1,054,000
                  2000........................            1,193,000
                  Later years.................            9,264,000
                                                          _________
                                                        $13,589,000
                                                          _________
                                                          _________

 5.  Accrued expenses:

                                                  1995        1994
                                                ________    ________

     Casualty and environmental
      claims........................          $  936,000  $  768,000
     Defined contribution retirement
      plans.........................             326,000     479,000
     Other..........................             380,000     527,000
                                                ________    ________
                                              $1,642,000  $1,774,000
                                                ________    ________
                                                ________    ________


     Casualty loss and environmental claims expense, included in transportation expense, amounted to $728,000 in 1995, $460,000 in 1994 and $135,000 in 1993.


 6.  Other income:
                                      1995        1994        1993
                                    ________    ________    ________

     Gain from sales of
      properties and
      easements, net.........      $  64,000  $  737,000   $ 281,000
     Rentals and license
      fees, under various
      operating leases.......        494,000     461,000     422,000
     Interest................         23,000       8,000       4,000
                                    ________    ________    ________
                                   $ 581,000  $1,206,000   $ 707,000
                                    ________    ________    ________
                                    ________    ________    ________

 7.  Income taxes:

     The provision for income taxes under SFAS 109 consists of the following:

                                      1995        1994        1993
                                    ________    ________     _______
     Current:
      Federal................    $   320,000  $  675,000  $  235,000
      State..................         50,000     110,000      35,000
                                    ________    ________    ________
                                     370,000     785,000     270,000
     Deferred................        220,000     415,000     300,000
                                    ________    ________    ________
                                 $   590,000  $1,200,000  $  570,000
                                    ________    ________    ________
                                    ________    ________    ________


     Components of the deferred provision for income taxes are as follows:


                                      1995        1994        1993
                                    ________    ________    ________

     Depreciation............      $  85,000   $  20,000    $  1,000
     General business tax
      credits................        400,000     855,000     277,000
     Deferred grant income...        (91,000)   (225,000)    (27,000)
     Gain on sale of
      properties.............        (14,000)    (34,000)     25,000
     Accrued  casualty
      losses.................       (169,000)   (162,000)
     Other...................          9,000     (39,000)     24,000
                                    ________    ________    ________
                                   $ 220,000   $ 415,000   $ 300,000
                                    ________    ________    ________
                                    ________    ________    ________


     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred income tax liability as of December 31, 1995 and 1994 are as follows:

                                                  1995        1994
                                               _________   _________
     Deferred income tax liabilities-
      Differences between book and tax
       basis of properties.................  $10,544,000  $10,473,000
                                               _________    _________
     Deferred income tax assets:
      Tax credit carryforwards.............      883,000    1,283,000
      Deferred grant income................    1,638,000    1,547,000
      Accrued  casualty losses.............      331,000      162,000
      Other................................       75,000       84,000
                                               _________    _________
                                               2,927,000    3,076,000
                                               _________    _________
     Net deferred income tax liability.....  $ 7,617,000  $ 7,397,000
                                               _________    _________
                                               _________    _________


     As of December 31, 1995, the Company has available for federal income tax reporting purposes investment tax credit and other general business credit carryforwards of $641,000 which expire during the years 1996 through 2000, and AMT credit carryforwards of $242,000. For financial reporting purposes, all of these credits have been recorded as deferred tax assets.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

 7.  Income taxes (continued):

     A reconciliation of the income tax provision as computed by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

                                      1995        1994        1993
                                    ________    ________    ________

     Statutory tax rate
      expense................       $512,000   $1,024,000   $ 570,000
     Increase (decrease) in
      taxes
      resulting from:

        Depreciation of
         properties acquired
         from bankrupt
         railroads having a
         tax basis in excess
         of acquired cost....        (22,000)     (22,000)    (22,000)
        Statutory
         exclusions..........         62,000      107,000
        State income tax, net
         of federal income
         tax benefit.........         33,000       73,000      23,000
        Other................          5,000       18,000      (1,000)
                                    ________     ________    ________
                                  $  590,000   $1,200,000   $ 570,000
                                    ________     ________    ________
                                    ________     ________    ________

 8.  Contingencies:

     A number of lawsuits relating to casualty losses are pending against the Company, many of which are covered by insurance subject to a deductible. The Company has provided for its estimate of exposure to such claims and in management's opinion additional liability, if any, will not be material to the operations, financial position or liquidity of the Company.

     The Company owns a site which is contaminated with petroleum products. It is currently productive as a part of the Company's double-stack intermodal yard. The site is not the subject of any agency proceedings. Environmental specialists have indicated that natural biodegradation of the contamination is occurring.
     It is not anticipated that the costs of remediation, if any, would be material to the operations, financial position or liquidity of the Company.

     The Company was notified by CPC International, Inc. ("CPC") and the United States Environmental Protection Agency ("EPA") that the Company was alleged to be a potentially responsible party for some or all of the costs of remediation of a Superfund site, reportedly due to the impact of a 1974 incident involving a rail car. The EPA's preliminary estimate of the clean-up alternative it recommended was approximately $7 million with additional past response costs of approximately $5 million ("Costs"). The Company has no ownership interest in the site. The Company denied responsibility. No formal claims or proceedings against the Company were instituted in this matter. In December 1995 the Company concluded an agreement with CPC ("Agreement") in which the Company agreed to pay $990,000 in settlement of all claims against it relating to this incident. Payment of this claim can be all or partially made through issuance of unregistered, restricted common stock of the Company. The Company issued 55,000 shares of its Common Stock, having a value of $391,000 to CPC in December 1995 in partial payment of this claim. An additional 53,155 shares, having a value of $378,000 were issued in January 1996. The remaining liability of $221,000 (plus interest at an annual rate of 8 3/4% for any portion paid in cash) must be paid no later than June 30, 1999. The agreement further provides that, in the event CPC recovers insurance proceeds for the Costs, the Company is entitled to receive 10% of the net recovery after deduction of litigation expenses. CPC is actively engaged in litigation with an insurer seeking such a recovery.

 9.  Stock option plan:

     The Company has a non-qualified stock option plan covering all management personnel having a minimum of one year of service with the Company and who are not holders of a majority of either its outstanding common stock or its outstanding preferred stock. In addition, the Company's outside directors are eligible to participate in the plan. The plan covers 50,000 common shares or 5% of the shares of common stock outstanding, whichever is greater (105,502 shares at December 31, 1995). Options issued under the plan are exercisable over a ten year period at the market price for the Company's common stock as of the date the options are granted.

     During the three year period ended December 31, 1995, options for shares of common stock granted and exercised were as follows:

                                Number          Exercise price
                               of shares           per share
                               ______            __________
     Outstanding at
      January 1, 1993          25,711            $3.25- $8.50

     Granted                    7,550                  $4.375
     Exercised                 (8,626)           $3.25- $8.50
                               ______
     Outstanding at
      December 31, 1993        24,635            $3.25- $8.50

     Granted                    7,690                   $7.50
     Exercised                 (1,968)           $3.25- $8.50
                               ______
     Outstanding at
      December 31, 1994        30,357            $3.25- $8.50

     Granted                    7,808                   $7.00
     Exercised                 (4,374)           $3.25- $8.50
                               ______
     Outstanding and
      exercisable at
      December 31, 1995        33,791            $3.25- $8.50
                               ______
                               ______


10.  Preferred stock recapitalization:

     On June 25, 1994, holders in the aggregate of majorities of the Company's outstanding common stock and preferred stock approved a plan of recapitalization of Providence and Worcester Railroad Company ("the plan") and amendments to the Company's charter, provided for in the plan, which became effective on July 6, 1994. The plan and charter amendments were previously approved by the Company's Board of Directors.

     Pursuant to the plan and the charter amendments provided for therein, the Company's preferred stock, $.50 par value (the "Old Preferred Stock") was converted into an equal number of shares of the Company's common stock, $.50 par value, provided, that (i) at the election of a holder of 100 or more shares of Old Preferred Stock filed with the Company's exchange agent prior to September 5, 1994, such shares could be converted into shares of a newly authorized class of preferred stock, $50 par value (the "New Preferred Stock") at the rate of one share of New Preferred Stock for each 100 shares of Old Preferred Stock held, and at the further election of the holder, any remaining shares of Old Preferred Stock could be paid for in cash by the Company at the rate of $7.75 per share, and (ii) a holder of less than 100 shares of Old Preferred Stock could receive payment in cash therefor at the rate of $7.75 per share by election filed with the exchange agent prior to September 5, 1994.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

10.  Preferred stock recapitalization (continued):

     Holders of 361 shares of Old Preferred Stock elected to have the Company repurchase those shares at a total cost of $3,000. Holders of 148,000 shares of Old Preferred Stock elected to convert those shares into 1,480 shares of New Preferred Stock. Subsequently, holders of 827 shares of New Preferred Stock elected to convert those shares into common stock at the rate of 100 common shares for each preferred share.

11.  Defined contribution retirement plans:

     The Company has a deferred profit-sharing plan ("the Plan") which covers all of its employees who are members of its collective bargaining units. Contributions to the Plan are required in years in which the Company has income from "railroad operations" as defined in the Plan. Contributions are to be equal to at least 10% but not more than 15% of the greater of income before income taxes or income from railroad operations subject to a maximum contribution of $3,500 per eligible employee. Contributions to the Plan may be made in cash or in shares of the Company's common stock. Contributions accrued under this Plan amounted to $167,000 in 1995, $335,000 in 1994 and $187,000 in
     1993.

     The Company also has a Simplified Employee Pension Plan which covers substantially all employees who are not members of one of its collective bargaining units. Contributions to this plan are discretionary and are determined annually as a percentage of each covered employee's compensation. Contributions accrued under this plan amounted to $159,000 in 1995, $144,000 in 1994 and $117,000 in 1993.

           MARKET FOR THE COMPANY'S COMMON STOCK AND
                 RELATED SECURITY HOLDER MATTERS



The Company's stock was first held by the public on January 1, 1988. The common stock is listed on the National Market System of the National Association of Securities Dealers ("NASD") under the trading symbol "PWRR". Each share of the Company's preferred stock is convertible into 100 shares of common stock.

The following table shows the high and low prices for the Company's common stock during the quarterly periods indicated as obtained from NASD.
Also included are dividends paid per share of preferred and common stock during these quarterly periods.

                      Trading Prices             Dividends Paid

                      High       Low         Preferred       Common

1995
1st Quarter.....      	9	        7            	$-0-	           $-0-
2nd Quarter.....       9         8 1/4           5.00           .05
3rd Quarter.....       9         7 5/8          -0-             -0-
4th Quarter.....       8 1/8     6 5/8          -0-             .05

1994
1st Quarter.....      	9        	7 1/2        	$.051          	$-0-
2nd Quarter.....       8 1/4     7              -0-             .05
3rd Quarter.....       8         6 3/4          -0-             -0-
4th Quarter.....       7 3/4     6 3/8          -0-             .05

At March 1, 1996, there were 682 holders of record of the Company's common stock.

1	1994 dividend paid prior to recapitalization of Old Preferred Stock into New Preferred
Stock at the rate of one share of New Preferred Stock for 100 shares of Old Preferred
Stock.

                           (MAP)
                PROVIDENCE AND WORCESTER RAILROAD CO.
                   OPERATED AND CONTROLLED LINES

                                            EXHIBIT 23










INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-26944 of Providence and Worcester Railroad Company on Form S-8 of our report dated March 8, 1996, appearing in this Annual Report on Form 10-K of Providence and Worcester Railroad Company for the year ended December 31, 1995.






Deloitte & Touche LLP
Worcester, Massachusetts
March 27, 1996