Form 10-Q
period 1996-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 1996-05-10
CIK 831968

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  Form 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended MARCH 31, 1996

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

As of May 6, 1996 the registrant has 2,184,946 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER 31, 1995

ASSETS                                    MARCH 31,   DECEMBER 31,
                                            1996          1995
                                         (UNAUDITED)
                                        ____________  ____________
Current assets:
  Cash and equivalents................  $1,399,000     $2,012,000
  Accounts receivable, net of
   allowance for doubtful accounts of
   $125,000...........................   2,591,000      2,834,000
  Materials and supplies..............     766,000        731,000
  Prepaid expenses and other..........     142,000        139,000
  Deferred income taxes...............     767,000        767,000
                                        ___________   ___________

    Total current assets..............   5,665,000      6,483,000
                                        ___________   ___________

Properties:
  Land and land improvements..........   8,830,000      8,614,000
  Deep-water pier project.............  10,572,000     10,419,000
  Track structure.....................  44,614,000     44,390,000
  Buildings and other structures......   5,868,000      5,853,000
  Equipment...........................  15,223,000     15,156,000
                                        ___________   ___________
                                        85,107,000     84,432,000

  Less accumulated depreciation.......  23,342,000     22,903,000
                                        ___________   ___________
    Total properties, net.............  61,765,000     61,529,000
                                        ___________   ___________

                                       $67,430,000    $68,012,000
                                        ___________   ___________
                                        ___________   ___________

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable, bank.................$    650,000    $       -
  Current portion of long-term debt...     817,000       612,000
  Accounts payable....................   4,295,000     4,907,000
  Accrued expenses....................   1,004,000     1,642,000
                                         _________     _________
    Total current liabilities.........   6,766,000     7,161,000
                                         _________     _________


Long-term debt, less current portion..  12,626,000    12,977,000
                                         _________     _________
Deferred grant income.................   5,045,000     5,035,000
                                         _________     _________
Deferred income taxes.................   8,384,000     8,384,000
                                         _________     _________
Contingencies (Note 6)................

Shareholders' equity (Notes 2 and 7):
  Preferred stock, 10% noncumulative,
   $50 par; authorized, issued and
   outstanding 653 shares.............      33,000        33,000
  Common stock, $.50 par;  authorized
   3,023,436 shares;  issued and
   outstanding 2,163,676 shares in
   1996 and 2,110,041 shares in 1995 .   1,082,000     1,055,000
  Capital in excess of par............   6,182,000     5,828,000
  Retained earnings...................  27,312,000    27,539,000
                                        __________    __________
    Total shareholders' equity........  34,609,000    34,455,000
                                        __________    __________

                                       $67,430,000   $68,012,000
                                        __________    __________
                                        __________    __________

See notes to financial statements.

  PROVIDENCE AND WORCESTER RAILROAD COMPANY
  STATEMENTS OF INCOME (LOSS)
  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
  (Unaudited)

                                             1996          1995
                                        __________     __________
  Revenues:
   Operating revenues, freight and
    other.............................. $4,185,000     $4,629,000
   Other income (Note 3)...............    175,000        176,000
                                        __________     __________
      Total revenues...................  4,360,000      4,805,000
                                        __________     __________
  Expenses:
   Operating:
    Maintenance of way and structures..  1,165,000      1,013,000
    Maintenance of equipment...........    599,000        546,000
    Transportation.....................  1,131,000      1,074,000
    General............................    817,000      1,002,000
    Taxes, other than income...........    529,000        532,000
    Car hire, net......................    149,000        169,000
                                        __________     __________
                                         4,390,000      4,336,000
   Interest............................    337,000        302,000
                                        __________     __________
      Total expenses...................  4,727,000      4,638,000
                                        __________     __________

  Income (loss) before income taxes....   (367,000)       167,000
                                        __________     __________

  Income taxes (benefit):
   Current.............................   (140,000)        28,000
   Deferred............................         -          37,000
                                        __________     __________
                                          (140,000)        65,000
                                        __________     __________

  Net income (loss).................... $ (227,000)    $  102,000
                                        __________     __________
                                        __________     __________

  Earnings (loss) per weighted average
   common and common equivalent share
   outstanding, 2,161,773 shares in
   1996 and 2,075,906 shares in 1995
   (Note 4)............................ $     (.11)    $     .05
                                        __________     __________
                                        __________     __________

  Dividends per share:
   Preferred .......................... $      -0-     $     -0-
                                        __________     __________
                                        __________     __________

   Common.............................. $      -0-     $     -0-
                                        __________     __________
                                        __________     __________

  See notes to financial statements.

  PROVIDENCE AND WORCESTER RAILROAD COMPANY
  STATEMENTS OF CASH FLOWS
  THREE MONTHS ENDED MARCH 31, 1996 and 1995
  (Unaudited)

  INCREASE (DECREASE) IN CASH
                                              1996          1995
                                           _________      _________
  Cash flows provided by (used in)
   operating activities:
    Net income (loss)....................  $(227,000)     $102,000
    Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
      Depreciation.......................    468,000       429,000
      Amortization of deferred grant
       income............................    (32,000)      (28,000)
      Gain from sales of properties and
       easements.........................                  (33,000)
      Deferred income taxes..............                   37,000
      Changes in assets and liabilities:
        Accounts receivable..............    252,000      (232,000)
        Materials and supplies...........    (35,000)     (113,000)
        Prepaid expenses and other.......     (3,000)       24,000
        Accounts payable.................      8,000       764,000
        Accrued expenses.................   (259,000)     (328,000)
                                           _________      _________
    Net cash provided by operations......    172,000       622,000
                                           _________      _________

  Cash flows provided by (used in)
   investing activities:
    Purchase  of  properties and
     equipment........................... (1,324,000)     (865,000)
    Proceeds from:
     Sales of properties and easements...                   33,000
     Deferred grant income...............     35,000
                                           _________      _________
    Net cash  used in investing
     activities.......................... (1,289,000)     (832,000)
                                           _________      _________

  Cash flows provided by (used in)
   financing activities:
    Net borrowings under line
     of credit...........................    650,000        92,000

    Payments of long-term debt...........   (146,000)     (169,000)
    Proceeds from issuance of common
      shares for
      stock options exercised............                    5,000
                                           _________      _________
    Net cash provided by (used in)
     financing activities................    504,000       (72,000)
                                           _________      _________
  Decrease in cash and equivalents.......   (613,000)     (282,000)
  Cash and equivalents, beginning of
   period................................  2,012,000       595,000
                                          __________      _________
  Cash and equivalents, end of period...  $1,399,000      $313,000
                                          __________      _________
                                          __________      _________


  Supplemental disclosures:
   Cash paid during the period for:
    Interest.............................  $336,000       $371,000
                                           ________       ________
                                           ________       ________

    Income taxes.........................  $   -0-        $138,000
                                           ________       ________
                                           ________       ________


     See notes to financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(Unaudited)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. Results for interim periods may not be necessarily indicative of the results to be expected for the year.

2.  Changes in shareholders' equity:

                                                    Capital in
                              Preferred   Common     excess of   Retained
                                Stock      Stock        par      Earnings
                               ________ __________  __________  ___________
    Balance Dec. 31, 1995.....  $33,000 $1,055,000  $5,828,000  $27,539,000
    Issuance of 53,155 common
     shares in payment of an
     environmental claim......              27,000     351,000
    Issuance of 480 common
     shares for stock options
     exercised and under an
     employee incentive
     program..................                           3,000
    Net loss for the period...                                    (227,000)
                               ________ __________  __________  ___________
    Balance March 31, 1996....  $33,000 $1,082,000  $6,182,000  $27,312,000
                               ________ __________  __________  ___________
                               ________ __________  __________  ___________

3.  Other income:

                                           1996                   1995
                                          _______                _______
    Gain from sales of
     properties and easements,
     net......................     $         -                $   33,000
    Rentals...................            155,000                138,000
    Interest..................             20,000                  5,000
                                          _______                _______
                                         $175,000               $176,000
                                          _______                _______
                                          _______                _______

4.  Earnings (loss) per share:

    The Company considers its $50 par preferred stock, each share of which is convertible into 100 shares of common stock, to be common equivalent shares for purposes of computing earnings per share. The preferred stock is not included in the computation of loss per share since its effect is antidilutive.

    Unexercised stock options and warrants have not been considered in the calculation of earnings (loss) per share since their effect is not material.



5.  Dividends:

    On April 24, 1996, the Company declared a dividend of $5.00 per share on its outstanding preferred stock and a dividend of $.05 per share on its outstanding common stock payable May 23, 1996 to shareholders of record May 9, 1996.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(Unaudited)

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

7.  Subsequent event:

    In May 1996 the Company issued 20,925 shares of common stock to fund the 1995 contribution to its profit sharing plan of $167,000, which amount is included in "accrued expenses" on the accompanying balance sheets.

8.  Adoption of new accounting pronouncements:

    Effective January 1, 1996, the Company adopted Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). The Company has continued to account for its stock-based transactions to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will include the pro forma disclosures required by Statement 123, if material, in its annual financial statements for 1996. For stock option grants to non-employees, the Company follows the provisions of Statement 123, calculates compensation expense using a fair value-based method and amortizes compensation expense over the vesting period.

    Also, effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"). Statement 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less the cost to sell. The adoption of Statement 121 did not have a material effect on the Company's financial position or results of operations for the three months ended March 31, 1996.

  PROVIDENCE AND WORCESTER RAILROAD COMPANY
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



  Liquidity and Capital Resources

  As detailed in the accompanying statement of cash flows the Company generated $172,000 of cash from operations during the first quarter of 1996. On an overall basis, however, the Company experienced a decrease in cash for the quarter of $613,000. The principal uses of cash during the quarter were expenditures for additions to property and equipment, principal payments on long term borrowings and a reduction of current liabilities.

  Due to weather conditions etc., the Company's freight traffic volumes are typically lower during the first quarter than during the remainder of the year. As a result, management anticipates that cash generated from operations during the remainder of 1996 will be sufficient to enable the Company to meet its operating expenses, debt service and capital expenditure requirements.

  Results of Operations

  Operating revenues for the quarter decreased by 10% from the first quarter of 1995. This decrease is the result of a 23% decline in conventional carloadings offset, in part, by a 16% increase in the average revenue received per conventional carload. Net revenues from containers on flatcars declined by just 1% between quarters. The decrease in conventional carloadings, between quarters, was almost evenly split between declines in construction aggregate traffic and all other commodities. Construction aggregate traffic declined by 67% for the quarter whereas traffic volume for all other commodities was off by 14%. Since construction aggregate traffic generally produces lower revenues per carload than most other commodities hauled by the Company, the larger proportionate reduction in this traffic is primarily responsible for the increase in average revenue received per conventional carload.

  The decrease in traffic volume for the quarter is chiefly attributable to adverse weather and sluggish economic conditions. Management believes that construction aggregate traffic, which is a seasonal commodity especially impacted by adverse weather conditions in the first quarter of 1996, will return to more normal levels during the remainder of the year.

  Operating expenses increased by only 1% over the first quarter of 1995. Many of the Company's expenses are of a relatively fixed nature and, therefore, do not increase or decrease proportionally with swings in operating revenue.

  Interest expense increased by 12% from the first quarter of 1995. This increase is attributable to higher levels of borrowings partially offset by interest rates which were somewhat lower.

                                 PART II

   Item 6.    "Exhibits and Reports on Form 8-K:

       (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

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


DATED:  May 10, 1996