Form 10-Q
period 1996-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 1996-08-12
CIK 831968

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JUNE 30, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number 0-17604

               PROVIDENCE AND WORCESTER RAILROAD COMPANY

        (Exact name of registrant as specified in its charter)



           Rhode Island                            05-0344399
  _____________________________            __________________________
 (State or other jurisdiction of       I.R.S. Employer Identification No.
  incorporation or organization)

75 Hammond Street, Worcester, Massachusetts          01610
  _____________________________            __________________________
(Address of principal executive offices)           (Zip Code)

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

YES  X    NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 2, 1996, the registrant has 2,185,436 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
JUNE 30, 1996 AND DECEMBER 31, 1995
ASSETS                                        JUNE 30,     DECEMBER 31,
                                                1996           1995
                                            (UNAUDITED)
                                             __________     __________
Current assets:
 Cash and equivalents                     $  1,102,000   $  2,012,000
 Accounts receivable, net of allowance
  for doubtful accounts of $125,000          2,537,000      2,834,000
 Materials and supplies                        785,000        731,000
 Prepaid expenses and other                    104,000        139,000
 Deferred income taxes                         475,000        767,000
                                            __________     __________
  Total current assets                       5,003,000      6,483,000
                                            __________     __________
Properties:
 Land and land improvements                  8,765,000      8,614,000
 Deep-water pier project                    10,724,000     10,419,000
 Track structure                            45,153,000     44,390,000
 Buildings and other structures              5,869,000      5,853,000
 Equipment                                  15,516,000     15,156,000
                                            __________     __________
                                            85,997,000     84,432,000
 Less accumulated depreciation              23,743,000     22,903,000
                                             _________     __________
  Total properties, net                     62,254,000     61,529,000
                                            __________     __________
                                          $ 67,257,000   $ 68,012,000
                                            ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable, bank                      $  1,110,000   $        -
 Current portion of long-term debt             646,000        612,000
 Accounts payable                            3,594,000      4,907,000
 Accrued expenses                              933,000      1,642,000
                                            __________     __________
  Total current liabilities                  6,283,000      7,161,000
                                            __________     __________
Long-term debt, less current portion        12,465,000     12,977,000
                                            __________     __________
Deferred grant income                        5,354,000      5,035,000
                                            __________     __________
Deferred income taxes                        8,162,000      8,384,000
                                            __________     __________
Contingencies (Note 5)

Shareholders' equity (Notes 2 and 4):
 Preferred stock, 10% noncumulative,
  $50 par; authorized, issued and
  outstanding 653 shares                        33,000         33,000
 Common stock, $.50 par; authorized
  3,023,436 shares; issued and
  outstanding 2,184,946 shares in 1996
  and 2,110,041 shares in 1995               1,092,000      1,055,000
 Capital in excess of par                    6,341,000      5,828,000
 Retained earnings                          27,527,000     27,539,000
                                            __________     __________
  Total shareholders' equity                34,993,000     34,455,000
                                            __________     __________
                                          $ 67,257,000   $ 68,012,000

                                            ==========     ==========

See notes to financial statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF INCOME
 (Unaudited)

                           Three Months Ended     Six Months Ended
                                June 30               June 30
                            _________________     __________________
                             1996       1995       1996        1995
                           ________   ________   ________    _________
Income:
 Operating revenues,
  freight and other      $4,909,000 $5,507,000 $9,094,000  $10,136,000
 Other income (Note 3)      232,000    144,000    407,000      320,000
                          _________  _________  _________   __________
                          5,141,000  5,651,000  9,501,000   10,456,000
                          _________  _________  _________   __________
Expenses:
 Operating:
  Maintenance of way
   and structures           777,000  1,005,000  1,942,000    2,018,000
  Maintenance of
   equipment                610,000    599,000  1,209,000    1,145,000
  Transportation          1,237,000  1,135,000  2,368,000    2,209,000
  General                   984,000  1,020,000  1,801,000    2,022,000
  Taxes, other than
   income                   516,000    516,000  1,045,000    1,048,000
  Car hire, net             144,000    188,000    293,000      357,000
                          _________  _________  _________   __________
                          4,268,000  4,463,000  8,658,000    8,799,000
 Interest                   346,000    305,000    683,000      607,000
                          _________  _________  _________   __________
                          4,614,000  4,768,000  9,341,000    9,406,000
                          _________  _________  _________   __________

Income before income
 taxes                      527,000    883,000    160,000    1,050,000
                          _________  _________  _________   __________

Income taxes (benefit):
 Current                    130,000    197,000    (10,000)     225,000
 Deferred                    70,000    133,000     70,000      170,000
                          _________  _________  _________   __________
                            200,000    330,000     60,000      395,000
                          _________  _________  _________   __________

Net income                $ 327,000  $ 553,000  $ 100,000   $  655,000
                          =========  =========  =========   ==========
Earnings per weighted
 average common and
 common equivalent
 share outstanding,
 (Note 4)                 $     .15  $     .26  $     .04   $      .31
                          =========  =========  =========   ==========

Dividends per share:
 Preferred                $    5.00  $    5.00  $    5.00   $     5.00
                          =========  =========  =========   ==========
 Common                   $     .05  $     .05  $     .05   $      .05
                          =========  =========  =========   ==========

See notes to financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)
INCREASE (DECREASE) IN CASH
                                                1996           1995
                                             __________     __________
Cash flows provided by (used in)
 operating activities:
 Net income                               $    100,000   $    655,000
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation                                941,000        867,000
   Amortization of deferred grant
     income                                    (64,000)       (56,000)
   Gain from sales of properties and
     easements                                 (94,000)       (58,000)
   Deferred income taxes                        70,000        170,000
   Changes in assets and liabilities:
     Accounts receivable                       275,000       (369,000)
     Materials and supplies                    (54,000)      (185,000)
     Prepaid expenses and other                 35,000         12,000
     Accounts payable                         (243,000)       445,000
     Accrued expenses                         (164,000)       (71,000)
                                             __________     __________
 Net cash provided by operations               802,000      1,410,000
                                             __________     __________
Cash flows provided by (used in)
 investing activities:
 Purchase of properties  and equipment      (2,859,000)    (1,807,000)
 Proceeds from:
  Sales of properties and easements            217,000         58,000
  Deferred grant income                        407,000         62,000
                                            ___________    ___________
 Net cash used in investing activities      (2,235,000)    (1,687,000)
                                            ___________    ___________
Cash flows provided by (used in)
 financing activities:
 Net borrowings  under line  of credit       1,110,000        655,000
 Payments of:
  Long-term debt                              (478,000)      (344,000)
  Dividends                                   (112,000)      (106,000)
 Proceeds from issuance of common
  shares for stock options exercised             3,000          9,000
                                             __________     __________
 Net cash  provided by (used in)
  financing activities                         523,000        214,000
                                             __________     __________
Decrease in cash                              (910,000)       (63,000)
Cash, beginning of period                    2,012,000        595,000
                                             __________     __________
Cash, end of period                       $  1,102,000   $    532,000
                                             ==========     ==========

Supplemental disclosures:
 Cash paid during the period for:
  Interest                                $    639,000   $    605,000
                                             ==========     ==========
  Income taxes                            $      9,000   $    265,000
                                             ==========     ==========

See notes to financial statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

2.   Changes in shareholders' equity:
                                                Capital in
                          Preferred    Common   excess of    Retained
                            Stock      Stock       par       Earnings
                          _________  _________  _________  ___________
     Balance Dec. 31,
      1995               $  33,000  $1,055,000 $5,828,000  $27,539,000
     Issuance of 53,155
      common shares in
      payment of an
      environmental
      claim                             27,000    351,000
     Issuance of 20,925
      common shares to
      fund the
      Company's 1995
      profit sharing
      plan
      contribution                      10,000    157,000
     Issuance of 825
      common shares for
      stock options
      exercised and
      under an employee
      incentive program                                          5,000
     Dividends:
      Preferred stock,
       $5.00 per share                                          (3,000)
      Common stock,
       $.05 per share                                         (109,000)
     Net income for the
      period                                                   100,000
                           ________   ________   ________    _________

     Balance  June 30,
      1996               $  33,000  $1,092,000 $6,341,000  $27,527,000
                          ========   =========  =========   ==========

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)
3.   Other income:
                           Three Months Ended     Six Months Ended
                                June 30               June 30
                              ________________       _________________
                             1996       1995       1996        1995
                           ________   ________   ________    _________
     Gain from sales of
      properties and
      easements, net      $  94,000  $  25,000  $  94,000   $   58,000
     Rentals                119,000    115,000    274,000      253,000
     Interest                19,000      4,000     39,000        9,000
                          _________  _________  _________   __________
                          $ 232,000  $ 144,000  $ 407,000   $  320,000
                          =========  =========  =========   ==========

4.   Earnings per share:

     Weighted average common and common equivalent shares outstanding used in computing earnings per share:
                                                1996           1995
                                             __________     __________
     Three months ended June 30               2,243,053      2,106,389
                                             ==========     ==========

     Six months ended June 30                 2,235,046      2,091,230
                                             ==========     ==========

     The Company considers its $50 par preferred stock, each share of which is convertible into 100 shares of common stock, to be common equivalent shares for purposes of computing earnings per share.

     Unexercised stock options and warrants have not been considered in the calculation of earnings per share since their effect`is not material.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

5.   Contingencies:

     A number of lawsuits relating to casualty losses are pending against the Company, many of which are covered by incurance subject to a deductible. The Company has provided for its estimate of exposure to such claims and in management's opinion additional liability, if any, will not be material to the operations, financial position or liquidity of the Company.

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

6.   Adoption of new accounting pronouncements:

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

     Also, effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"). Statement 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less the cost to sell. The adoption of Statement 121 did not have a material effect on the Company's financial position or results of operations for the three and six months ended June 30, 1996.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

As detailed in the accompanying statements of cash flows, the Company generated $802,000 of cash from operations during the six months ended June 30, 1996. On an overall basis, however, the Company's total cash decreased by $910,000 during the six month period. The principal uses of cash during the period were for additions to properties and equipment, principal payments on long term debt, reduction of current liabilities and payment of dividends. Deferred grant income of $383,000, recorded during the period, was utilized to fund certain of the additions to properties. Expenditures for properties and equipment include $681,000 for the Company's deep-water pier project, $937,000 of capitalized track structure and bridge improvements, $960,000 of equipment additions and $281,000 of building and land improvements. Management expects that total expenditures for plant and equipment additions in 1996 will approximate those made in 1995 when such expenditures amounted to $4,490,000.

In May 1996 the Company made an additional principal payment of $200,000 on its 10% mortgage note payable to Capital Properties, Inc., a company with which it has a common controlling shareholder. The outstanding principal balance of this note has been reduced to $4,297,000 as of June 30, 1996 and the monthly payments of principal and interest have been reduced from $55,000 to $53,000 through December 2007.

In management's opinion, the Company will be able to generate sufficient cash from operations during the remainder of the year to enable it to meet its operating expense, debt service and capital expenditure requirements.

Results of Operations

Operating revenues for the six months ended June 30, 1996 decreased by 10% from 1995. This decrease is the result of a 16% decline in conventional carloadings offset, in part, by an 8% increase in the average revenue received per conventional carload and a 5% decrease in net revenue from containers on flatcars from $735,000 in 1996 to $695,000 in 1995. The volume of containers handled decreased by 7% between periods whereas the average net revenue received per container increased by 2%.

Operating revenues for the second quarter of 1996 decreased by 11% from the second quarter of 1995. This decrease is the result of a 12% decline in conventional carloadings offset, in part, by a 3% increase in the average revenue received per conventional carload and a 9% decrease in net revenue from containers on flatcars from $379,000 in the second quarter of 1995 to $344,000 in 1996. The volume of containers handled decreased by 10% between quarters, whereas the average net revenue received per container increased by 1%.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Construction aggregate traffic volume declined by 20% for the six month period and 6% for the second quarter. The volume of all other commodities of conventional traffic declined by 15% for the six month period and 16% for the quarter. Since construction aggregate traffic typically generates lower revenues per carload than most other commodities hauled by the Company, the reduction in the traffic volume of this commodity had a greater impact upon the average revenue received per conventional carload during the six month period than during the second quarter. The decrease in both conventional and container traffic volume experienced by the Company for the six month period and the quarter is chiefly attributable to an economic slowdown which first became apparent late in the third quarter of 1995. In addition, adverse weather conditions during the first quarter of 1996 contributed to the significant decline in the volume of construction aggregates hauled during that period.

Operating expenses decreased by 2% during the six month period and by 4% during the second quarter from the comparable periods in 1995.
These decreases result from management's efforts to minimize operating costs during periods of reduced freight traffic. Many of the Company's operating expenses are of a relatively fixed nature and, therefore, do not increase or decrease proportionally with increases or decreases in operating revenue.

Interest expense increased by 13% in both the six month period and the second quarter of 1996 from 1995. The increase is attributable to higher levels of long and short term borrowings partially offset by lower interest rates.

                                PART II

Item 4.Submission of Matters to a Vote of Security Holders

       The Annual Meeting of Stockholders was held on April 24, 1996. Of the 2,163,676 shares of common stock entitled to vote, 1,656,659 shares were present, in person or by proxy. Of the 653 shares of preferred stock entitled to vote, 627 shares were present, in person or by proxy.

       All directors of the Company are elected on an annual basis and the following were so elected at this Annual Meeting:

       Carl P. Belke, Ronald P. Chrzanowski, Robert H. Eder and
       William J. LeDoux were elected Common Stock Directors. Each director received 1,654,876 affirmative votes and 1,783 negative votes of common shares.

       Frank W. Barrett, Phillip D. Brown, John H. Cronin, Robert J. Easton, J. Joseph Garrahy, Orville R. Harrold, John J. Healy, and Charles M. McCollum, Jr. were elected Preferred Stock Directors. Each director received 626 affirmative votes and 1 negative vote of preferred shares.

       A resolution was presented for the appointment of Deloitte & Touche LLP as independent auditors of the accounts of the Company for 1996. The resolution received 1,654,350 affirmative votes and 563 negative votes of common shares with 1,746 common shares abstaining. The resolution received 627 affirmative votes and no negative votes of preferred shares.

Item 6.Exhibits and Reports on Form 8-K

       (b)No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PROVIDENCE AND WORCESTER
                                      RAILROAD COMPANY



                                     By: Orville R. Harrold
                                         ______________________________
                                         Orville R. Harrold, President


                                     By: Robert J. Easton
                                         ______________________________
                                         Robert J. Easton
                                         Treasurer and Principal
                                         Financial Officer


DATED:  August 9, 1996