Form 10-Q
period 1996-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 1996-11-13
CIK 831968

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended SEPTEMBER 30, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number 0-16704

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

As of November 8, 1996, the registrant has 2,188,021 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

ASSETS                                     SEPTEMBER 30,   DECEMBER 31,
                                                1996           1995
                                           (UNAUDITED)
                                            __________     __________
Current assets:
 Cash and equivalents                     $  1,359,000   $  2,012,000
 Accounts receivable, net of allowance
  for doubtful accounts of $125,000          2,434,000      2,834,000
 Materials and supplies                        996,000        731,000
 Prepaid expenses and other                     79,000        139,000
 Deferred income taxes                         400,000        767,000
                                            __________     __________
  Total current assets                       5,268,000      6,483,000
                                            __________     __________
Properties:
 Land and improvements                       8,736,000      8,614,000
 Deep-water pier project                    10,892,000     10,419,000
 Track structure                            45,267,000     44,390,000
 Buildings and other structures              5,894,000      5,853,000
 Equipment                                  15,763,000     15,156,000
                                            __________     __________
                                            86,552,000     84,432,000
 Less accumulated depreciation              24,076,000     22,903,000
                                            __________     __________
  Total properties, net                     62,476,000     61,529,000
                                            __________     __________
                                          $ 67,744,000   $ 68,012,000
                                            ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable, bank                      $  1,500,000   $        -
 Current portion of long-term debt             662,000        612,000
 Accounts payable                            3,647,000      4,907,000
 Accrued expenses                              834,000      1,642,000
                                            __________     __________
  Total current liabilities                  6,643,000      7,161,000
                                            __________     __________
Long-term debt, less current portion        12,266,000     12,977,000
                                            __________     __________
Deferred grant income                        5,417,000      5,035,000
                                            __________     __________
Deferred income taxes                        8,147,000      8,384,000
                                            __________     __________
Contingencies (Note 5)

Shareholders' equity (Notes 2 and 4):
 Preferred stock, 10% noncumulative,
  $50 par; authorized, issued and
  outstanding 653 shares                        33,000         33,000
 Common stock, $.50 par; authorized
  3,023,436 shares; issued and
  outstanding 2,186,410 shares in 1996
  and 2,110,041 shares in 1995               1,093,000      1,055,000
 Capital in excess of par                    6,353,000      5,828,000
 Retained earnings                          27,792,000     27,539,000
                                            __________     __________
  Total shareholders' equity                35,271,000     34,455,000
                                            __________     __________
                                          $ 67,744,000   $ 68,012,000

                                            ==========     ==========

See notes to financial statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF INCOME
(Unaudited)

                           Three Months Ended      Nine Months Ended
                              September 30            September 30
                        _____________________    ________________________
                            1996       1995         1996         1995
                        __________  __________   __________   ___________
Income:
 Operating revenues,
  freight and other     $5,227,000  $5,079,000  $14,321,000   $15,215,000
 Other income (Note 3)     100,000     188,000      507,000       508,000
                         _________   _________   __________    __________
                         5,327,000   5,267,000   14,828,000    15,723,000
                         _________   _________   __________    __________
Expenses:
 Operating:
  Maintenance of way
   and structures        1,166,000     760,000    3,108,000     2,778,000
  Maintenance of
   equipment               609,000     575,000    1,818,000     1,720,000
  Transportation         1,153,000   1,179,000    3,521,000     3,388,000
  General                  979,000   1,050,000    2,780,000     3,072,000
  Taxes, other than
   income                  499,000     503,000    1,544,000     1,551,000
  Car hire, net            170,000     186,000      463,000       543,000
                         _________   _________   __________    __________
                         4,576,000   4,253,000   13,234,000    13,052,000
 Interest                  346,000     286,000    1,029,000       893,000
                         _________   _________   __________    __________
                         4,922,000   4,539,000   14,263,000    13,945,000
                         _________   _________   __________    __________

Income before income
 taxes                     405,000     728,000      565,000     1,778,000
                         _________   _________   __________    __________

Income taxes:
 Current                    80,000     135,000       70,000       360,000
 Deferred                   60,000     130,000      130,000       300,000
                         _________   _________   __________    __________
                           140,000     265,000      200,000       660,000
                         _________   _________   __________    __________

Net income               $ 265,000   $ 463,000    $ 365,000    $1,118,000
                         =========   =========   ==========    ==========
Earnings per weighted
 average common and
 common equivalent
 share outstanding,
 (Note 4)                $     .12   $     .22    $     .16    $      .53
                         =========   =========   ==========    ==========

Dividends per share:
 Preferred               $     -0-   $     -0-    $    5.00    $     5.00
                         =========   =========   ==========    ==========
 Common                  $     -0-   $     -0-    $     .05    $      .05
                         =========   =========   ==========    ==========

See notes to financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Unaudited)

INCREASE (DECREASE) IN CASH
                                                1996           1995
                                             __________     __________
Cash flows provided by (used in)
 operating activities:
 Net income                               $    365,000   $  1,118,000
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation                              1,424,000      1,305,000
   Amortization of deferred grant
     income                                    (96,000)       (85,000)
   Gain from sales and disposals of
     properties and easements, net             (61,000)      (106,000)
   Deferred income taxes                       130,000        300,000
   Changes in assets and liabilities:
     Accounts receivable                       356,000       (399,000)
     Materials and supplies                   (265,000)      (172,000)
     Prepaid expenses and other                 60,000         30,000
     Accounts payable                          123,000        777,000
     Accrued expenses                         (262,000)        30,000
                                             __________     __________
 Net cash provided by operations             1,774,000      2,798,000
                                             __________     __________
Cash flows provided by (used in)
 investing activities:
 Purchase of properties  and equipment      (3,913,000)    (3,098,000)
 Proceeds from:
  Sales of properties and easements            223,000        106,000
  Deferred grant income                        521,000        105,000
                                             __________     __________
 Net cash used in investing activities      (3,169,000)    (2,887,000)
                                             __________     __________
Cash flows provided by (used in)
 financing activities:
 Net borrowings  under line  of credit       1,500,000        580,000
 Payments of:
  Long-term debt                              (661,000)    (2,315,000)
  Dividends                                   (112,000)      (106,000)
 Proceeds from:
  Long-term debt                                            1,800,000
  Issuance of common shares for stock
   options exercised                            15,000         17,000
                                             __________     __________
 Net cash provided by (used in)
  financing activities                         742,000        (24,000)
                                             __________     __________
Decrease in cash                              (653,000)      (113,000)
Cash, beginning of period                    2,012,000        595,000
                                             __________     __________
Cash, end of period                       $  1,359,000   $    482,000
                                             ==========     ==========

Supplemental disclosures:
 Cash paid during the period for:
  Interest                                $    981,000   $    919,000
                                             ==========     ==========
  Income taxes                            $     10,000   $    293,000
                                             ==========     ==========

See notes to financial statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Unaudited)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

2.   Changes in shareholders' equity:

                                                Capital in
                          Preferred    Common   excess of    Retained
                            Stock      Stock       par       Earnings
                           ________   ________   ________    _________
     Balance December
      31,  1995          $  33,000  $1,055,000 $5,828,000  $27,539,000
     Issuance of 53,155
      common shares in
      payment of an
      environmental
      claim                             27,000    352,000
     Issuance of 20,925
      common shares to
      fund the
      Company's 1995
      profit sharing
      plan
      contribution                      10,000    157,000
     Issuance of 2,289
      common shares for
      stock options
      exercised and
      under an employee
      incentive program                  1,000     16,000
     Dividends:
      Preferred stock,
       $5.00 per share                                         (3,000)
      Common stock,
       $.05 per share                                        (109,000)
     Net income for the
      period                                                  365,000
                           ________   ________   ________    _________

     Balance
      September 30,
      1996               $  33,000  $1,093,000 $6,353,000  $27,792,000
                          ========   =========  =========   ==========

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Unaudited)

3.   Other income:

                           Three Months Ended    Nine Months Ended
                              September 30          September 30
                           ________________       _________________
                            1996       1995       1996         1995
                          ________   ________   ________    _________
     Gain (loss) from
      sales and
      disposals of
      properties and
      easements, net    $ (33,000) $  48,000  $  61,000   $  106,000
     Rentals              119,000    136,000    393,000      389,000
     Interest              14,000      4,000     53,000       13,000
                         ________   ________   ________    _________
                        $ 100,000  $ 188,000  $ 507,000   $  508,000
                         ========   ========   ========    =========

4.   Earnings per share:

     Weighted average common and common equivalent shares outstanding used in computing earnings per share:

                                                1996           1995
                                             __________     __________
     Three months ended September 30          2,251,140      2,118,412
                                             ==========     ==========

     Nine months ended September 30           2,240,450      2,100,391
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

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Unaudited)

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

6.   Adoption of new accounting pronouncements:

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). The Company has continued to account for its stock-based transactions to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" !nd will include the pro forma disclosures required by Statement 123, if mateial, in its annual financial statements for 1996. For stock option grants to non-employees, the Company follows the provisions of Statement 123, calculates compensation expense using 1 fair value-based method and amortizes compensation expense over the vesting period.

     Also, effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"). Statement 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less the cost to sell. The adoption of Statement 121 did not have a material effect on the Company's financial position or results of operations for the three and nine months ended September 30, 1996.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

As detailed in the accompanying statements of cash flows, the Company generated $1,774,000 of cash from operations during the nine months ended September 30, 1996. On an overall basis, however, the Company's total cash decreased by $653,000 during the nine month period. The principal uses of cash during the period were for additions to properties and equipment, principal payments on long term debt, reduction of current liabilities and payment of dividends. Deferred grant income of $478,000, recorded during the period, was utilized to fund certain of the additions to properties. Expenditures for properties and equipment include $1,056,000 for the Company's deep-water pier project, $1,115,000 of capitalized track structure and bridge improvements, $1,439,000 of equipment additions and $303,000 of building and land improvements. Management expects that total expenditures for plant and equipment additions in 1996 will approximate those made in 1995 when such expenditures amounted to $4,490,000.

In May 1996 the Company made an additional principal payment of $200,000 on its 10% mortgage note payable to Capital Properties, Inc., a company with which it has a common controlling shareholder. The outstanding principal balance of this note has been reduced to $4,263,000 as of September 30, 1996 and the monthly payments of principal and interest have been reduced from $55,000 to $53,000 through December 2007.

In management's opinion, the Company will be able to generate sufficient cash from operations during the remainder of the year to enable it to meet its operating expense, debt service and capital expenditure requirements.

Results of Operations

Operating  revenues  for  the  nine months  ended  September  30,  1996 decreased by 6% from 1995. This decrease is the result of an 11% decline in conventional carloadings offset, in part, by a 4% increase in the average revenue received per conventional carload and a 4% decrease in net revenue from containers on flatcars from $1,154,000 in 1996 to $1,103,000 in 1995. The volume of containers handled decreased by 6% between periods whereas the average net revenue received per container increased by 2%.

Operating revenues for the third quarter of 1996 increased by 3% from the third quarter of 1995. This increase is the result of a 4% increase in the average revenue received per conventional carloading offset, in part, by a 1% decrease in conventional traffic volume and a 3% decrease in net revenue from containers on flatcars from $419,000 in the third quarter of 1995 to $408,000 in 1996. The volume of containers handled decreased by 3% between quarters, whereas the average net revenue received per container was virtually unchanged.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Construction aggregate traffic volume declined by 7% for the nine month period and increased by 7% for the third quarter. The volume of all other commodities of conventional traffic declined by 12% for the nine month period and 6% for the quarter. Since construction aggregate traffic typically generates lower revenues per carload than most other commodities hauled by the Company, the reduction in the traffic volume of this commodity had a greater impact upon the average revenue received per conventional carload during the nine month period than during the third quarter. The decrease in both conventional and container traffic volume experienced by the Company for the nine month period and the quarter is chiefly attributable to an economic slowdown which first became apparent late in the third quarter of 1995. In addition, adverse weather conditions during the first quarter of 1996 contributed to the significant decline in the volume of construction aggregates hauled during that period. During the third quarter of 1996 volumes of both conventional carload and container traffic improved to the point that they began to approach 1995 levels.

Total operating expenses for the nine months ended September 30, 1996 increased by 1% from 1995. Total operating expenses for the third quarter of 1996 increased by 8% over the third quarter of 1995. Total operating expenses expressed as a percentage of operating revenues increased from 86% to 92% for the nine month period and from 84% to 88% for the third quarter.

The increase in total operating expenses for the third quarter of 1996 from the third quarter of 1995 and the small increase for the nine month period result, to a large degree, from the fact that a smaller portion of maintenance of way payroll and overhead costs were capitalized in connection with capital improvements to the Company's track structure and bridges or were reimbursed through government grants for grade crossing improvements in 1996 than was the case in
1995. Total capitalized track expenses and recovered costs for the nine month period ended September 30, 1996 amounted to $1,380,000 compared with $1,971,000 in 1995, a decrease of $591,000. Capitalized track expenses and recovered costs for the third quarter of 1996 amounted to $370,000 compared with $1,136,000 in 1995, a decrease of $766,000. The expense increases resulting from these reductions were offset, to a degree, by management's efforts to minimize expenses during periods of reduced freight traffic. Many of the Company's operating expenses are relatively fixed in nature and, therefore, do not increase or decrease proportionally with increases or decreases in operating revenue.

Interest expense increased by 15% during the nine month period and by 21% during the third quarter of 1996 from 1995. These increases are attributable to higher levels of long and short term borrowings partially offset by lower interest rates.

                                PART II

Item 6.Exhibits and Reports on Form 8-K

       (b)No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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

                                     PROVIDENCE AND WORCESTER
                                      RAILROAD COMPANY



                                     By: Orville R. Harrold
                                         ______________________________
                                         Orville R. Harrold, President


                                     By: Robert J. Easton
                                         _____________________________
                                         Robert J. Easton
                                         Treasurer and Principal
                                         Financial Officer


DATED:  November 13, 1996