Form 10-K
period 1996-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 1997-03-31
CIK 831968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON D.C.  20549

                         FORM 10-K

X  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1996

   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

   For  the  transition period from  ______________   to _______________

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

                   Common  stock, $.50 par value
                         (Title of Class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As  of March 1, 1997,  the  aggregate  market value of the
voting  stock  held by non-affiliates of  the   Registrant
was $10,168,025. (For this purpose, all directors of the Registrant are considered affiliates.)

As  of  March  1,  1997,  the  Registrant   had  2,189,799
shares of Common Stock outstanding.

Documents  Incorporated by Reference -   Portions  of  the
proxy  statement  for  the   1997   annual   meeting    of
shareholders   are   incorporated by reference  into  Part
III.   Portions   of the annual report of  Providence  and
Worcester  Railroad  Company  to  shareholders   for   the
year   ended   December  31,  1996  are  incorporated   by
reference into Parts I, II, and IV.

Exhibit Index - Page IV-1.

                             PART I


Item 1. Business

      See pages 4 through 8 of Registrant's 1996 Annual Report to
Shareholders for the "President's Report" which includes a discussion of various aspects of the Registrant's business, which pages are incorporated by reference herein.

General Development:

      The Registrant was organized under the laws of Rhode Island in 1969 and is the successor by merger to the freight railroad business which had been actively conducted by Registrant's predecessors in Rhode Island and Massachusetts since 1973 and was thereafter expanded to Eastern Connecticut. In October 1996 the Registrant commenced service to Queens, New York hauling trap rock and similar products.

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

      No regularly scheduled passenger service is provided by the Registrant. It operates over approximately 516 miles of trackage, of which it owns approximately 170 miles. The Registrant interchanges freight traffic with Consolidated Rail Corporation (Conrail) at Worcester, Massachusetts and at New Haven, Connecticut; with the Springfield Terminal Railway Company (formerly Boston and Maine Railroad) at Gardner, Massachusetts; and with the New England Central Railroad (formerly Central Vermont Railway) at New London, Connecticut. Effective October 3, 1996, the Company also handles all sand and stone movements between its system and the Long Island Rail Road at Fresh Pond Junction in Queens, New York. Through its connections, Registrant links approximately 79 communities on its lines, excluding those communities through which the Registrant passes but does not have the right to service customers. There are three principal classification yards (areas containing tracks used to group freight cars destined for a particular industry or interchange), located in Worcester, Massachusetts; Cumberland, Rhode Island and Plainfield, Connecticut.

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

Registrant is compensated for rail freight transportation services for traffic handled jointly with other railroads by a share of the aggregate freight revenues. On local traffic handled solely by the Registrant, charges are retained entirely by Registrant and are in amounts specified in tariffs or contracts

The Registrant competes with Conrail, Springfield Terminal Railway Company and New England Central Railroad for rail freight traffic of customers who lack sidings of their own and utilize public delivery areas. The Registrant is also subject to competition for substantially all of its traffic from common, contract and proprietary motor carriers, although Registrant is attempting to compete with such carriers through the rail to truck distribution service offered through its arrangement with a public warehouse operator.

Many of these competitors, including Conrail, are larger or better capitalized than the Registrant. The Registrant attempts to compete by offering greater convenience and better service than competing carriers and at costs lower than some competing non-rail carriers. The Registrant also competes by participating in efforts to attract new industry to the area which it serves.

No single customer of Registrant during 1996, except Tilcon Connecticut, Inc., accounted for as much as 10% of its total freight revenue for the year. Tilcon Connecticut, Inc. accounted for approximately 13% of the Registrant's freight revenue. In addition, the Registrant's business is dependent upon the continued operation of Conrail, Springfield Terminal Railway Company, and New England Central Railway, with whom in the aggregate it interchanges substantially all of its freight traffic.

The Registrant does not believe that it is likely that Tilcon Connecticut, Inc. will cease to be a rail shipper or will significantly decrease its freight volume in the foreseeable future. The nature of Tilcon's business operations, such as the quarrying of trap rock and production of asphalt, does not readily lend itself to alternative modes of transportation. In the unlikely event that this customer should cease or significantly reduce it's rail freight operations Registrant believes that it could restructure it's operations so as to reduce operating costs by an amount sufficient to offset the decrease in operating revenue.

      The following table sets forth the volume of conventional freight cars and containers handled by Registrant during the past three years.

                    Conventional
          Year       Carloads      Containers
          1996       27,241           39,701
          1995       29,139           41,211
          1994       28,404           45,405

      Reasons for the variations in traffic volume between years are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Net container freight revenue amounted to approximately 8% of total operating revenue in each of the three years.

Miscellaneous

      The Registrant's executive and administrative offices as well as it's transportation operations center are located in Worcester Massachusetts at the hub of it's rail system. All of the day to day management of Registrant's rail freight operations as well as it's executive, administrative, financial, sales and marketing, engineering and maintenance activities are conducted from this centralized location.

      Substantially all of Registrant's main line track meets Federal Railroad Administration Class 3 standards permitting freight train speeds of forty miles per hour and Registrant intends to continue to maintain it at this level. The Registrant maintains the track on it's various branch lines to whatever level is necessary to properly service the rail freight customers located on those lines. In many instances such branch lines are maintained to less than Class 3 standards permitting maximum freight train speeds as low as 10 miles per hour. The track on these lines will be upgraded only if anticipated future rail traffic volumes warrant such upgrading. The Registrant is engaged in a clearance improvement program on its main line, in connection with clearance improvement programs initiated by the Commonwealth of Massachusetts and the State of Rhode Island. The programs, when completed, should provide high clearance access for double stack container and tri-level auto rail cars to identified terminal/port facilities. Other clearance improvements on the Registrant's rail system will be evaluated upon the identification of additional terminal facilities.

      During the last three years, no moneys were expended by the Registrant on material research activities.

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

     On December 31, 1996, the Registrant employed a total of 140 persons.

Item 2. Properties.

      See pages 4 through 8 of Registrant's 1996 Annual Report to Shareholders for the "President's Report" which includes a discussion of various matters relating to the Registrant's properties, which pages are incorporated by reference herein.

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

      The Registrant's three principal classification yards are located in Worcester, Massachusetts (approximately 125 acres), Valley Falls, Rhode Island (approximately 6.5 acres) and Plainfield, Connecticut (approximately 10 acres). The Worcester yard contains an engine house, a maintenance center and the communications center and freight office. The Valley Falls yard contains an engine house for heated overnight storage of locomotives. The Registrant also has a centralized maintenance of way equipment repair depot in Plainfield, Connecticut.

       The Registrant's operating real property located in Worcester County, Massachusetts, has been mortgaged to CPI to secure the payment by the Registrant of a 20-year, 10% promissory note with an outstanding principal balance of $4,211,000 as of December 31, 1996.

       The Registrant believes that it's executive and administrative office facilities, classification yards, maintenance facilities, etc. are fully adequate to support its current level of operations. In addition such facilities could be expanded to handle any likely increase in rail freight operations as might be expected in the future.

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

      As discussed more fully in the President's Report, the Registrant, since 1979, has been engaged in the engineering, design and construction of a rail/ship terminal ("South Quay") located immediately south of and abutting the Wilkesbarre Pier. The work remaining at the South Quay terminal includes dock construction and infrastructure improvements such as paving, lighting, and utility installation. The nature and cost of these improvements are directly dependent on the size and use of the facility. These parameters will be established by future users. With respect to the dock, if construction is not accomplished by the end of 1998, the Registrant will require extensions of the existing permits from the Rhode Island Coastal Resource Management Council ("CRMC") and the U.S. Army Corps of Engineers ("COE"). The CRMC has jurisdiction over construction activity within 200 feet of a coastal feature and the COE has concurrent jurisdiction over dock construction in the waterway. The Registrant expects to begin discussions with the agencies in the last quarter of 1997 or first quarter of 1998. In the event permit extensions are not granted, the Registrant will seek new permits for each new phase of construction. The type of permits required for particular phases of further construction depend on the nature and location of the work.

Rolling Stock

      The following schedule sets forth the Registrant's rolling stock as at December 31, 1996, all of which is owned by the
Registrant:

          Description                   Number

          Locomotive                       20
          Gondola                          37
          Flat Car                          4
          Ballast Car                      36
          Passenger Equipment               5
          Caboose                           2

          Total                           104

     The 20 locomotives are used on a daily basis, are maintained to high standard, comply with all Federal Railroad Administration and Association of American Railroads rules and regulations and are adequate for the needs of the Registrant's freight operations. The Registrant intends to expand its locomotive fleet by the acquisition of 3 locomotives in 1997.

      The 37 gondolas and 4 flat cars are used by certain of the Registrant's customers. Other rail freight customers utilize their own freight cars or obtain such equipment from other sources.

      The 36 ballast cars are used to maintain the surface of the Registrant's track structure as well as the track shoulders by depositing ballast (crushed rock). The Registrant has leased, from time to time, its ballast cars to other adjoining railroads also for the purpose of adding ballast to support track structure.

     The passenger equipment and cabooses are not utilized in the Registrant's rail freight operation.

      The Registrant has equipment permitting two-way radio contact with every train crew and maintenance vehicle in its system thereby permitting each train crew to maintain radio contact with other crew members. In addition the Registrant's Operations Center, located in Worcester, Massachusetts, maintains constant radio contact with all trains, maintenance vehicles and any other vehicles located anywhere on it's rail system.

Item 3. Legal Proceedings.

      The Registrant owns a site which is contaminated with petroleum products. It is currently productive as a part of the Registrant's double-stack intermodal yard. The site is not the subject of any agency proceedings. Environmental specialists have indicated that natural biodegradation of the contamination is occurring. The Registrant is in the process of developing a plan for the site which will address remediation requirements. It is anticipated that only minor remediation, if any, will be required. The exact costs of remediation are not known at this time, but it is expected that the costs will not be material to the operations, financial position or liquidity of the Registrant.

Other Litigation:
      The business in which the Registrant is engaged ordinarily results in actions for negligence and other claims, and in the opinion of management, the legal proceedings to which it is a party in addition to those set forth above are normal for such business.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable:

                           PART II


Item  5.   Market  for Railroad's Common Stock  and  Related
Security Holder Matters.

      See page 32  of  Registrant's  1996  Annual Report  to
Shareholders,  which  page  is  incorporated  by   reference herein.

Item 6.  Selected Financial Data.

      See page 10  of  Registrant's  1996  Annual Report  to
Shareholders,  which  page  is  incorporated  by   reference herein.

Item 7.   Management's Discussion and Analysis of  Financial
          Condition and Results of Operations.

      See  pages 11 through  14  of Registrant's 1996 Annual
      Report  to   Shareholders,  which  pages  are   incorporated
      by  reference herein.


Item 8.  Financial Statements and Supplementary Data.

      Information in response  to  this  item  is  contained
      in the Registrant's  1996  Annual  Report   to  Shareholders
      which  is incorporated herein by reference.

Item 9.  Disagreements  on  Accounting   and   Financial Disclosure

     Not applicable.

                      PART III

Item 10.  Directors, Executive Officers, Promoters and Control
          Persons of the Registrant.

       For   information   with   respect   to    the
directors  of  the Registrant, see pages  2   and   3
of   the Registrant's definitive proxy statement  for
the 1997 annual meeting of its shareholders, which pages are incorporated by reference, herein.

      The following are the executive officers of the Registrant:

     NAME                AGE       OFFICE HELD     ELECTION TO OFFICE

Robert H. Eder             64       Chairman               1980
Orville R. Harrold         64       President              1980
Ronald P. Chrzanowski      54       Vice President         1983
Heidi J. Eddins            40       Secretary              1988
Robert J. Easton           53       Treasurer              1988

            All    officers   hold   their    respective
offices   until  their successors   are   duly   elected
and     qualified.     For   further  information   with
respect   to   Messrs.  Eder, Harrold,  Chrzanowski  and
Easton,  see   pages   2   and  3  of  the  Registrant's
definitive  proxy  statement  for   the   1997    annual
meeting.    Ms. Eddins has served as General Counsel  to
the Registrant since 1984.

Item 11.  Executive Compensation.

      See  pages  4 and 5 of the Registrant's definitive
proxy  statement  for the 1997 annual  meeting   of  its
shareholders, which pages are incorporated by reference herein.

Item 12.  Security   Ownership  of  Certain   Beneficial
          Owners and Management.

See  pages   6  and  7  of  the  Registrant's definitive
proxy  statement  for the 1997 annual   meeting  of  its
shareholders, which pages are incorporated by reference herein.

      If  all  of Robert H. and Linda Eder's  shares  of
Preferred  Stock were converted into Common  Stock  they
would   own   1,046,492  shares  of   the   Registrant's
outstanding Common Stock.

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

          (13)       Annual report to shareholders for the year ended
                     December 31, 1996.
          (23)       Independent Auditors' Consent

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY
/s/ Orville R. Harrold
 By Orville R. Harrold, President
 Dated: March 28, 1997

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature           Title                          Date

/s/ Orville R. Harrold
  Orville R. Harrold,      President and Director       March 28,1997
                       (Principal executive Officer)
/s/ Ronald P. Chrzanowski
  Ronald P. Chrzanowski    Vice President and Director  March 28,1997

/s/ Robert J. Easton
  Robert J. Easton         Treasurer and Director       March 28,1997
                      (Principal financial officer
                    and principal accounting officer)

/s/ Phillip D. Brown
  Phillip D. Brown         Director                     March 28,1997

/s/ John H. Cronin
  John H. Cronin           Director                     March 28,1997

/s/ J. Joseph Garrahy
  J. Joseph Garrahy        Director                     March 28,1997

                      ANNUAL REPORT ON FORM 10-K

               ITEM  14 (a)  (1)  and  (2),   (c)  and  (d)

            LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT

                            SCHEDULES

                         CERTAIN EXHIBITS

                    FINANCIAL STATEMENT SCHEDULES

                    YEAR ENDED DECEMBER 31, 1996

               PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      WORCESTER, MASSACHUSETTS

  FORM  10-K--ITEMS   14  (a)  (1)  and  (2),  and  14 (d)

         PROVIDENCE AND WORCESTER RAILROAD COMPANY

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following financial statements of Providence and Worcester Railroad Company, included in the annual report of Registrant to its shareholders for the year ended
December 31, 1996 and independent auditors' report are incorporated by reference in Item 8:

    Independent auditors' report.

    Balance sheets - December 31, 1996 and 1995.

    Statements of income -  years  ended December 31, 1996, 1995 and 1994.

    Statements of shareholders' equity - years ended December 31, 1996, 1995 and 1994.

    Statements of cash flows - years ended December 31, 1996, 1995, and 1994.

    Notes to financial statements - years ended December 31, 1996, 1995 and 1994.

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

 INDEPENDENT AUDITORS' REPORT



 To the Shareholders and Board of Directors of Providence and Worcester Railroad Company:


  We have audited the financial statements of Providence and Worcester Railroad Company as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated March 7, 1997; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Providence and Worcester Railroad Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






 /S/ Deloitte & Touche LLP
 Boston, Massachusetts
 March 7, 1997

             PROVIDENCE AND WORCESTER RAILROAD COMPANY             SCHEDULE II

                  VALUATION AND QUALIFYING ACCOUNTS

             YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                      (IN THOUSAND DOLLARS)

______________________________________________________________________________
Column A       Column B           Column C              Column D     Column E
                                  Additions
                              (1)           (2)
               Balance a   Charged to     Charged to                 Balance
               beginning   costs and   other accounts                at end
Description    of period   expenses       describe      Deductions   of period
_______________________________________________________________________________
_______________________________________________________________________________



Allowance for
 doubtful
  accounts:

Year ended
 December 31,
  1996            $125         $7                       (A)  ($7)        $125

Year ended
 December 31,
  1995            $125                                                   $125

Year ended
 December 31,
  1994            $125        $41                       (A) ($41)        $125




(A)  Bad debts written off.

              PROVIDENCE AND WORCESTER RAILROAD COMPANY
                        ANNUAL REPORT 1996


                           COVER PAGE

          PROVIDENCE AND WORCESTER RAILROAD COMPANY
                EMPLOYEE INJURIES 1994 - 1996


                            GRAPH

              INJURIES PER 200,000 PEOPLE HOURS

Providence and Worcester Railroad Company has reduced injuries dramatically in the past 3 years as show by the above chart. This accomplishment has earned the company and its employees a prestigious E. H. Harriman Safety Award. These awards are given to railroads who achieve the lowest injury frequency per 200,000 people hours. Awards are given to 3 classes of railroads based on size, measured in total number of people hours. The company's employees finished 2nd in Class C (4,000,000 people hours or less but with a minimum of 250,000 people hours.) There were 20 other railroads competing in this class. The company will receive the Silver Medal in the competition.

        A BRIEF DESCRIPTION OF THE COMPANY'S BUSINESS


          The Company is an interstate freight carrier conducting railroad operations in Massachusetts, Rhode Island, Connecticut and New York. The railroad first began operations in 1847 between the cities of Providence, Rhode Island and Worcester, Massachusetts and operated independently until 1888, at which time it was leased to others. In February 1973, the Company resumed control of the railroad and its 45 miles of track. In the ensuing 24 years, the Company has expanded its service territories through various transactions. The Company presently operates over approximately 516 miles of trackage of which it owns approximately 170 miles. No regularly scheduled passenger service is provided by the Company. The Company interchanges freight traffic with Consolidated Rail Corporation (Conrail) at Worcester, Massachusetts; with Springfield Terminal Railway Company (formerly Boston and Maine Railroad) at Gardner, Massachusetts; and with New England Central Railroad (formerly Central Vermont Railway) at New London, Connecticut. Effective October 3, 1996, the Company also handles all sand and stone movements between its system and the Long Island Rail Road at Fresh Pond Junction in Queens, New York. Through its connections, the Company links approximately 79 communities on its lines, excluding those communities through which the Company passes but does not have the right to service customers. The main freight classification yard is located in Worcester, Massachusetts and encompasses approximately 125 acres. Worcester is also the location of the Company's locomotive and car maintenance facility and the Company's corporate headquarters building. There are smaller classification yards in Cumberland, Rhode Island, and Plainfield, Connecticut. Plainfield also houses an equipment maintenance facility.

         The  Company services by agreement with  a  private
operator,  two  approved custom bonded  container  yards  in
Worcester,  Massachusetts.   In 1996,  the  Company  handled
27,241 carloads of freight and 39,701 containers.

            PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONVENTIONAL CARLOADS                  INTERMODAL (CONTAINERS)


         GRAPH                                 GRAPH




  TOTAL REVENUES                          OPERATING REVENUES


         GRAPH                                 GRAPH


 EARNINGS PER SHARE                          NET INCOME



         GRAPH                                 GRAPH

                       PRESIDENT'S REPORT


        On Friday, October 4, 1996, at approximately 8:00 p.m., the Providence and Worcester Railroad Company operated its first train out of Cedar Hill Yard in New Haven, Connecticut to Fresh Pond Junction on the Long Island Rail Road in Queens, New York. The train consisted of three 2,000 horsepower diesel-electric locomotives and 58 open top hopper cars loaded with 5,750 tons of trap rock destined for Long Island. This was the Company's first service into New York State, with the train crossing the noted Hell Gate Railroad Bridge (see back cover) from the Borough of the Bronx to the Borough of Queens, at 2:30 a.m., and arriving at Fresh Pond Junction at approximately 3:30 a.m. on Saturday morning. The Company made 17 such trips to Fresh Pond in 1996 hauling 402 loaded cars. The Company now operates in four states, Massachusetts, Rhode Island, Connecticut and New York and provides freight service within an area of approximately 516 miles.

        The Company's performance in 1996 exceeded that of 1995. Income before taxes increased 34.8% in 1996 and earnings increased from $.44 a share to $.56 a share (see figure 5, page
3). Operating revenue for 1996 was down 2% from 1995 (see figure 4, page 3) due to a decrease in conventional carloads of 6% (see figure 1, page 3) and 4% (see figure 2, page 3) in intermodal containers. Non-operating income rose approximately $1.1 million, including the proceeds of the eminent domain taking of the Washington Secondary Branch by the State of Rhode Island in December of 1996.

        Once again, the Company's employees had an excellent safety record in 1996 with only two reportable injuries in 1996 as compared to five in 1995 and nine in 1994. This represents a 60% decrease, 1996 versus 1995, and a 78% decrease, 1996 versus 1994. Four departments went without a reportable injury in 1996:
Transportation, Clerical, Maintenance of Equipment, and Communications and Signals. These employees are to be commended for this tremendous achievement. The graph on page 1 shows the decrease in the number of injuries per 200,000 people hours worked in 1996, 1995 and 1994. The Company and its employees will receive a prestigious Harriman Award for this excellent safety record.

        At this time, I would like to discuss in more detail events of 1996 and several significant developments that are expected to have an impact on our operations and financial results in the years ahead.

I.     Rhode Island Freight Rail Improvement Project.

        The State of Rhode Island is developing a Freight Rail Improvement Project ("FRIP") on that portion of the National Railroad Passenger Corporation's ("Amtrak") Northeast Corridor ("NEC") between its connection with the Company's main line in Central Falls, Rhode Island and the Quonset Point/Davisville port and industrial park ("QP/D"). QP/D contains over 900 acres of developable property, three active piers, an on-site airport and on-site rail. Its total land area of 3,000 acres represents a significant portion of Rhode Island's prime industrial land and
currently  houses  eleven  companies  which  actively   use   the

Company's rail services. The State has prepared a development plan for QP/D that includes expanded use of the port facilities and growth of the industrial park.

        The FRIP will increase the capacity of the NEC by adding or rehabilitating a third track for approximately 18 miles and will increase overhead clearances to allow for the movement of double stack container cars and other high clearance rail cars such as tri-level automobile cars.

        In November, the Rhode Island electorate approved the issuance of state general obligations bonds totaling $72 million for the QP/D project; $50 million of this amount is earmarked for the FRIP, with $22 million identified for infrastructure improvements within the QP/D facilities. The state investment is expected to be matched with federal appropriations; to date, Congress has appropriated $13 million for the FRIP.

        The State is preparing a Final Environmental Impact Statement ("FEIS"). The FRIP will take approximately 3 to 4 years to construct following issuance of a Record of Decision from the Federal Highway Administration which is overseeing the development of the FEIS.

        When coupled with the Company's clearance improvement program, the FRIP should assist the development of QP/D as a more active port and industrial facility and enable the Company to participate in this traffic growth.

II.    Expansion of System

        As mentioned above, on October 3, 1996, the Company received approval from the United States Surface Transportation Board ("STB") for the acquisition of the rights to haul sand and stone between the Company's lines and the Long Island Rail Road at Fresh Pond Junction in Queens, New York. Previously, these commodities originating at quarries serviced by the Company and destined for Long Island were required to be interchanged with Consolidated Rail Corporation ("Conrail") at New Haven, Connecticut.

        The Company provides rail service from three aggregate quarries to three asphalt production plants and to other users of aggregate such as railroads for ballast.

III.   Clearance Program

        In conjunction with the FRIP and to facilitate growth in its intermodal business, the Company continued in 1996 to make clearance improvements under structures over its main line between Worcester, Massachusetts and Cumberland (Valley Falls), Rhode Island.

       On February 26, 1996, Governor William F. Weld signed into law a bill entitled "An Act Relative to the Revitalization and Development of the Commonwealth's Seaports". This Act establishes the Massachusetts Double Stack Network, consisting of the Boston and Albany Line of Conrail from the New York border to the presently existing intermodal facility at Beacon Park Yard in the City of Boston, Massachusetts, the main line of the Boston and Maine Corporation from the Vermont border to the existing intermodal facility at Fort Devens in the town of Ayer, Massachusetts, and all lines of the Company in Worcester County, and authorizes clearance improvements on these lines. With the exception of two line segments which may be fully funded by the Commonwealth (Worcester to Boston on the Conrail line and Gardner to Ayer on the B&M line), the Act requires the costs of clearance improvements to be borne 50% by the affected railroad and 50% by the State. For the Company's lines in Worcester County, the Commonwealth's contribution is a maximum of $5.5 million. For the two line segments which may be fully funded by the Commonwealth, the Commonwealth will assess a reimbursement charge on certain containers moving over such lines above designated levels.

       The Company is endeavoring to complete the required master agreement to establish the terms and conditions for accomplishing the clearance improvements with the Commonwealth's financial participation and intends to utilize the program to maximum advantage.

       The Company successfully completed 4 clearance projects in 1996 and early 1997 and expects to have all clearance projects on its main line in Rhode Island accomplished by the end of 1997.

IV.    Status of Conrail

       Last year the Company advised that it had been selected by Conrail to negotiate for the acquisition of certain Conrail properties in Connecticut and Massachusetts. The parties, however, were unable to come to a mutually acceptable agreement and the negotiations were terminated. Conrail subsequently sold all of its properties and interests in properties north of North Haven, Connecticut to another party. Conrail retained ownership of and continues to operate in Cedar Hill Yard in New Haven, North Haven and Hamden, Connecticut, and on a portion of Amtrak's Hartford line and provides freight service (except sand and stone) on the NEC from New Haven to the Connecticut/New York border. Pursuant to an April 13, 1982 order of the United States Special Court, In the Matter of Expedited Supplemental Transactions Pursuant to Section 305(f) of the Regional Rail Reorganization Act of 1973, the Company possesses the right to acquire all of Conrail's properties in New Haven, Connecticut and that portion of Cedar Hill yard reasonably necessary to conduct operations of the Company if Conrail discontinues service or withdraws from the market. Conrail has indicated its intentions to convey the Massachusetts properties to another buyer, but to date that transaction has not occurred.

        It is anticipated that ownership and control of Conrail will change. CSX Corporation ("CSX") and Conrail first announced a proposed merger on October 15, 1996. Shortly after the merger announcement, on October 23, 1996, Norfolk Southern Corporation made an independent offer for all of Conrail's stock. According to published reports, the three carriers - Conrail, CSX and Norfolk Southern - are engaged in discussions to attempt a mutually acceptable resolution. Absent an agreement, it is expected that both CSX and Norfolk Southern will make applications to the STB to acquire or merge with Conrail.

        The Company does business with all three carriers and enjoys a good working relationship with each. The Company does not intend to advocate a position as to which of the entities seeking to acquire Conrail should prevail.

        A significant majority of the Company's interline freight is interchanged with Conrail. The company will be monitoring the discussions and the STB proceedings. Of significant interest to the Company will be the resolution of issues concerning competitive access to Northeast shippers and ports. The Company firmly believes that competitive access to the New England region by at least two Class 1 carriers would benefit the areas shippers and ports.

V.     Development of Deep Water Pier

         In April 1975, the Rhode Island Coastal Resources Management Council ("CRMC") issued a permit allowing the Company to fill and reclaim tide-flowed land immediately south of and abutting the Company's Wilkesbarre Pier for the purpose of developing a rail/ship terminal ("South Quay"). In 1979, following issuance of a permit from the United States Department of the Army Corps of Engineers ("COE"), the Company commenced the engineering and design of a berm for the containment basin in which dredged material would be deposited to create the land area. The construction of the berm, including a specially designed facing, was completed in 1984. Due to escalating construction costs, the unavailability of any public assistance which had been originally contemplated, general economic conditions, and the Company's acquisition of all of Conrail's lines in Rhode Island and southeastern Connecticut (which lines were in need of significant rehabilitation), the Company was unable to complete the construction of the South Quay within the time allowed under its permits. The Company applied for and was granted extensions of time from CRMC and COE to complete the project. The permits now expire in 1998.

        The Company and the City of East Providence entered into an agreement in 1989 which established a procedure for future taxation of the property; and the City, with the Company's concurrence, adopted zoning ordinances which regulate the operation of the port facility.

        The Company has completed the dredging of a ship berth approximately 135 feet in width by 900 feet in length with a depth of approximately -40 feet mean low water and has substantially completed the process of filling the containment basin to create approximately 33 acres of waterfront land. Erosion protection has also been constructed.

        In 1995, the Rhode Island Supreme Court issued a decision in Greater Providence Chamber of Commerce, et al v. State of Rhode Island clarifying the quality of title to formerly tide-flowed properties filled with the acquiescence or approval of the State. In that case, the Supreme Court set forth a two-part test which, if satisfied, permits a littoral owner to acquire fee simple absolute title to filled lands. In reliance on this decision, the Company filed an action in Rhode Island Superior Court seeking to confirm the Company's fee simple absolute title in the South Quay. The State and the Coastal Resources Management Council objected to the Company's petition. Acting on motions for summary judgment filed by both sides, the Superior Court, in a written decision dated January 31, 1997, ruled that the Company is the owner of the South Quay property in fee simple absolute. The State has appealed this decision to the Rhode Island Supreme Court. The Company will defend the Superior Court decision vigorously.

        The construction of a dock and infrastructure such as utilities, lighting and paving are required to complete the project. The required investment is directly dependent on the size and use of the facility. These parameters should be established by the users of the facility. The Company is continuing its efforts, working with maritime consultants, to identify investment and finance partners, and strategic market opportunities.

VI.    Application for Listing on the American Stock Exchange

        On March 5, 1997, the common stock of the Company began trading on the American Stock Exchange ("Exchange") under the ticker symbol "PWX". The Exchange is an auction market system enabling direct dealing between investors. This system should reduce volatility in the securities listed on the Exchange. The Exchange also provides services to its listed companies to enhance visibility and communications with the investment community.

        The Company paid the following dividends in 1996: On May 23, 1996, a 10% noncumulative annual preferred dividend of $5.00 per share to holders of preferred stock; on May 23, 1996 and November 29, 1996, semi-annual dividends of $.05 per share to holders of common stock.

        On behalf of the management and employees of the Company, I wish to express my appreciation and gratitude to you our shareholders, for your continued confidence in and support of the Company.

                                       Sincerely yours,


                                       /S/ Orville R. Harrold

                                       Orville R. Harrold
                                       President

March 12, 1997

                     DIRECTORS AND OFFICERS
                               OF
            PROVIDENCE AND WORCESTER RAILROAD COMPANY


Robert H. Eder, Director and  Chairman of Providence and Worcester
          Chairman            Railroad Company, Worcester, Massachusetts

Orville R. Harrold, Director  President of Providence and Worcester
          and President       Railroad Company Worcester, Massachusetts

Ronald P. Chrzanowski,        Vice President of Providence and Worcester
          Director and        Railroad Company
          Vice President      Worcester, Massachusetts

Heidi J. Eddins, Secretary    Secretary and General Counsel of Providence
          and General         and Worcester Railroad Company
          Counsel             Worcester, Massachusetts

Robert J. Easton, Director    Treasurer of Providence and Worcester
          and Treasurer       Railroad Company
                              Worcester, Massachusetts

Frank W. Barrett, Director    Executive Vice President of Springfield
                              Institution for Savings
                              Springfield, Massachusetts

Phillip D. Brown, Director    President and CEO of Unibank for Savings
                              Whitinsville, Massachusetts

John H. Cronin, Director      Retired President of Ideal Products, Inc.
                              Worcester, Massachusetts

J. Joseph Garrahy, Director   President of J. Joseph Garrahy & Associates,
                              Inc. Providence, Rhode Island

John J. Healy, Director       President of Worcester Affiliated Mfg.
                              L.L.C. Worcester, Massachusetts

William J. LeDoux, Director   Attorney
                              Worcester, Massachusetts

Charles M. McCollam, Jr.,     President of Bertha M. McCollam, Inc.
      Director                President of McCollam Associates
                              Bethel, Connecticut


TRANSFER AGENT                INDEPENDENT AUDITORS

Fleet National Bank           Deloitte & Touche LLP
Stock Transfer Department     One Chestnut Place - Suite 1010
Post Office Box 1440          Ten Chestnut Street
Hartford, CT  06143           Worcester, MA  01608

PROVIDENCE AND WORCESTER RAILROAD COMPANY
SELECTED FINANCIAL DATA

                     1996         1995        1994       1993        1992

                 ___________  ___________ ___________ ___________ ___________
Operating        $19,456,000  $19,778,000 $20,292,000 $18,657,000 $16,508,000
 revenues
                 ===========  =========== =========== =========== ===========
Other income      $1,660,000    $ 581,000  $1,206,000   $ 707,000   $ 460,000

                 ===========  =========== =========== =========== ===========

Income before
 income
 taxes            $2,031,000   $1,507,000  $3,011,000  $1,675,000    $695,000

                 ===========  =========== =========== =========== ===========


Net income        $1,251,000    $ 917,000  $1,811,000  $1,105,000    $465,000

                 ===========  =========== =========== =========== ===========

Earnings per
 common and
 common
 equivalent
 share            $   .56      $   .44     $    .88    $    .54    $   .23
                 ===========  =========== =========== =========== ===========

Total assets     $68,491,000  $68,012,000 $61,496,000 $60,706,000 $58,700,000

                 ===========  =========== =========== =========== ===========


Long-term debt   $12,131,000  $12,977,000 $10,485,000 $11,378,000 $11,305,000

                 ===========  =========== =========== =========== ===========


Cash dividends
 per share:

 New preferred    $  5.00      $  5.00     $    N/A    $    N/A    $   N/A

                 ===========  =========== =========== =========== ===========


 Old preferred    $   N/A      $   N/A     $    .05    $    .05    $   .05

                 ===========  =========== =========== =========== ===========


 Common           $   .10      $   .10     $    .10    $    .10    $   .10

                 ===========  =========== =========== =========== ===========


PROVIDENCE AND WORCESTER RAILROAD COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As detailed in the statements of cash flows in the accompanying financial statements, the Company generated $1,460,000 of cash from operations in 1996 compared with $3,177,000 in 1995. On an overall basis the Company's total cash and equivalents decreased by $1,326,000 in 1996, compared with an increase of $1,417,000 in 1995. The principal utilization of cash during both years were expenditures for property and equipment acquisitions, principal payments on long-term debt obligations, and payments of dividends. In addition, during 1996 the Company reduced its current liabilities by $1,050,000.

During 1996 and 1995 the Company generated $1,319,000 and $108,000 respectively from the sales and disposals of properties not considered essential for railroad operations and easements, including $1,000,000 received from the State of Rhode Island from its eminent domain taking of the Company's Washington Secondary Branch in December 1996. The Company has no established policy regarding the sale or other disposition of properties not considered essential for railroad operations. However, there remain certain properties which could be made available for sale, the proceeds of which could be used to further reduce the Company's long-term debt, acquire or make improvements to properties and equipment, reduce current borrowings or provide additional funds for current operations. Such properties include a branch line over which the former Interstate Commerce Commission has granted the Company permission to abandon rail freight service having a net book value of approximately $400,000. Revenue from sales of properties and easements can vary significantly from year to year.

In 1996 the Company expended $1,860,000 for track structure and bridge improvements to its plant and equipment. Deferred grant income financed $671,000 of these capital projects. Management estimates that a similar amount of improvements to its track structure and bridges will be made in 1997, provided that sufficient funds, including grant proceeds, are available. Improvements to the Company's track structure are made, for the most part, by the Company's Maintenance of Way Department personnel.

Substantially all of the Company's mainline track meets Federal Railroad Administration Class 3 standards (permitting freight train speeds of forty miles per hour) and the Company intends to continue to maintain it at this level.

In addition, in 1996 the Company expended $659,000 for land and building improvements and $1,860,000 for equipment, principally additions to its locomotive fleet and track maintenance machinery.

As discussed more fully in Note 2 to the accompanying financial statements, the Company, since 1979, has been engaged in the engineering, design and construction of a deep-water pier and rail/ship port facility. Costs incurred in connection with this project, exclusive of land acquisition costs, amounted to $11,339,000 through December 31, 1996. The Company expended $1,215,000 on this project in 1996 to obtain and deposit fill material and to complete the rip-rapping of the south end of the berm. As of December 31, 1996 this phase of the project has been substantially completed. Management remains committed to the completion of this project and intends to continue to explore development opportunities with outside parties for the purpose of obtaining the financial and other assistance necessary to complete this project.

The Company possesses an exclusive freight service easement over that portion of the Northeast corridor ("NEC") extending from the Massachusetts/Rhode Island line to New Haven, Connecticut, as well as overhead rights between New Haven and Queens, New York. National Railroad Passenger Corporation ("Amtrak") is in the process of designing and implementing a plan to electrify the portion of the NEC from Boston, Massachusetts to New Haven to permit high speed passenger trains to operate on the line.

In conjunction with this project the State of Rhode Island is developing a Freight Rail Improvement Project ("FRIP") on that portion of the NEC between its connection with the Company's main line in Central Falls, Rhode Island (north of Providence) and the Quonset Point/Davisville port and industrial park ("QP/D"). QP/D, which is located south of Providence, contains over 900 acres of developable property, three active piers, an on-site airport and on-site rail; its total land area of 3,000 acres represents a significant portion of Rhode Island's prime industrial land and currently houses eleven companies which actively use the Company's rail services. The State has prepared a development plan for QP/D that includes expanded use of the port facilities and growth of the industrial park. The FRIP will increase the capacity of the NEC by adding or rehabilitating a third track, dedicated to freight service, for approximately eighteen miles and will increase overhead clearances to allow for the movement of double stack container and other high clearance rail cars.

In November 1996 the Rhode Island electorate approved the issuance of $72 million of state general obligation bonds for the QP/D Project, $50 million of which is to fund the State's portion of the FRIP. The State investment is expected to be matched by Federal appropriations. When coupled with the Company's ongoing project of expanding bridge clearances along its right of way, the FRIP should assist the development of QP/D as a more active port and industrial facility and enable the Company to experience significant growth in its rail traffic. This project is not expected to have a significant impact upon the Company's operations for several years.

In 1996, the Company's principal bank renewed its short term revolving credit line of $1,500,000 (see Note 3 to the accompanying financial statements). Loans are drawn against this line and payments of principal are made from time to time depending upon current cash balances and requirements. Loans in the amount of $1,440,000 were outstanding under this line of credit at December 31, 1996.

As disclosed in Note 4 to the accompanying financial statements, the Company obtained $5,000,000 from Massachusetts Capital Resources Company ("MCRC") in December 1995 in exchange for a 10% subordinated note payable in the amount of $4,920,000 and warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $7.10 per share, which warrants were valued at $80,000. A portion of the proceeds were utilized to repay the outstanding principal balance on a $1,800,000 term note. The remainder of the proceeds have been utilized for additions to property and equipment and for working capital purposes.

As disclosed more fully in Note 8 to the accompanying financial statements, the Company reached an agreement with CPC International, Inc. ("CPC") in December 1995 in which the Company agreed to pay CPC $990,000 in settlement of an environmental claim by CPC against the Company relating to a Superfund site. The Company may, at its option, pay all or any portion of this settlement through the issuance of unregistered, restricted shares of its common stock. The Company issued 108,155 shares of its common stock, having an aggregate fair market value of $780,000, to CPC in December 1995 and January 1996. The remaining liability to CPC of $220,000 (plus interest at an annual rate of 8 3/4% for any portion paid in cash) must be paid no later than June 30, 1999.

In 1996 the Company paid dividends in the amount of $5.00 per share on its outstanding new preferred stock and $.10 per share on its outstanding common stock. The Company intends to continue the dividend policy established in 1989. Payment of such dividends is contingent upon the Company's continuing to have the necessary financial resources available.

At December 31, 1996, for income tax reporting purposes, the Company has available prior years' investment tax credit and other general business credit carryforwards of $407,000 expiring between 1997 and 2000 and an AMT credit carryforward of $242,000.

Results of Operations

The Company's operating revenue exceeded operating expenses by $1,742,000 in 1996 compared with $2,101,000 in 1995 and $3,090,000 in 1994. The decrease in operating profits for 1996 from 1995 is almost entirely attributable to a decrease in operating revenues. Operating expense between years increased by just $37,000. The decline in 1995 from 1994 is about equally attributable to decreases in operating revenues and increases in operating expenses. The principal reasons for these changes in operating revenues and expenses are explained in the following paragraphs.

Operating revenues for 1996 decreased by 2% from 1995. The decrease is the net result of a 6% decrease in conventional traffic volume partially offset by a 4% increase in the average revenue received per conventional carloading. Net revenue from container traffic decreased by just 1% between years from $1,524,000 in 1995 to $1,508,000 in 1996. Container traffic volume decreased by 4% between years but this decrease was largely offset by a 3% increase in the average net revenue received per container.

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

The decrease in conventional traffic volume in 1996 from 1995 is attributable to an economic slowdown which first became apparent late in the third quarter of 1995. Adverse weather conditions experienced during the first quarter of 1996 added to the decline in traffic. During the third quarter of 1996, as a result of improving economic conditions, conventional traffic volume came back to 1995 levels. Conventional traffic volume for the fourth quarter of 1996 exceeded 1995's levels by 7% and it appears that these higher traffic levels are carrying forward into 1997. A change in the mix of commodities hauled toward higher revenue items, as well as handling certain construction aggregate traffic internally which previously had been interchanged with another railroad, substantially account for the increase in the average revenue received per carloading. The decrease in container traffic volume in 1996 from 1995 is attributable to the same economic factors which affected conventional traffic.

The relatively small increase in conventional traffic volume in 1995 from 1994 is explained by the fact that, while the volume of construction aggregate traffic increased significantly between years, this increase was substantially offset by decreases in other commodities. These decreases were primarily incurred during the fourth quarter of 1995 and can be attributed to temporary reductions in the traffic volume of specific commodities such as plastics and paper. This change in the mix of commodities, between years, toward lower revenue construction aggregates has given rise to the decrease in the average revenue per carload.

One of the Company's major containership line customers withdrew from the Company's intermodal terminal facility in Worcester, Massachusetts, effective July 1, 1994 and moved to the facility of another New England railroad. Loss of this customer substantially accounts for the decrease in container traffic volume in 1995 from 1994. The decrease in the net revenue per container in 1995 from 1994 is attributable to rate adjustments necessitated by competitive factors within the industry. The Company's intermodal terminal facility serves primarily as a terminal for "mini-landbridge" movements of container traffic from the Far East destined for points in Southeastern New England. Several major containership lines utilize regularly scheduled double stack train service through this terminal.

The Company has one customer which accounted for approximately 13% of its operating revenues in 1996 and 12% in 1995. Management does not believe that it is likely that this customer will cease to be a rail shipper or will significantly decrease its freight volume in the foreseeable future. In the unlikely event that this customer should cease or significantly reduce its rail freight operations, management believes that it could restructure its operations so as to reduce operating costs by an amount sufficient to offset the decrease in operating revenue.

The Company's principal operating expenses are labor and related costs, depreciation and insurance and casualty claim expense, which collectively amounted to 76% of operating expenses in 1996, 75% in 1995 and 72% in 1994. The majority of the Company's employees are covered by union contracts which provide for semi-annual cost-of-living adjustments. Many of the Company's operating costs are of a relatively fixed nature and do not increase or decrease proportionately with increases or decreases in operating revenues unless management takes concrete steps to restructure its operations.

Total operating expenses increased by less than 1% in 1996 from 1995 and by 3% in 1995 from 1994. Transportation expense includes the costs of casualty and environmental claims, which claims increased from $460,000 in 1994 to $728,000 in 1995 and then decreased to $171,000 in 1996. The casualty and environmental claims expense recognized in 1994 and 1995 is largely attributable to the environmental claim settlement with CPC previously discussed.

The 186% increase in other income in 1996 from 1995 and the 52% decrease in 1995 from 1994 result, for the most part, from changes in the net gains realized from the sale, condemnation and disposal of properties and easements. The amount of revenue realized from the sale, condemnation and disposal of easements and non-essential properties can vary significantly from year to year and management is not able to estimate the revenue which might be realized in future years from such transactions.

Interest expense increased by 17% in 1996 over 1995. The increase is principally the result of interest on the subordinated note payable to MCRC, which originated in December 1995 as previously discussed. Interest expense in 1995 decreased by 9% from 1994. This decrease results from lower levels of long-term borrowings and lower rates in effect on both long and short-term borrowing during the year.

The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MDA") which are not historical are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions, however, that actual results could differ materially from those indicated in MDA.

To the Shareholders and Board of
 Directors of Providence and
 Worcester Railroad Company:

We have audited the accompanying balance sheets of Providence and Worcester Railroad Company as of December 31, 1996 and 1995, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 1996 and
1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 7, 1997

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

ASSETS                                          1996           1995
                                            __________     __________
Current assets:
 Cash and equivalents                     $    686,000   $  2,012,000
 Accounts receivable, net of allowance
  for doubtful accounts of $125,000
  (Notes 3 and 4)                            2,537,000      2,834,000
 Materials and supplies                      1,021,000        731,000
 Prepaid expenses and other                    121,000        139,000
 Deferred income taxes (Note 7)                400,000        767,000
                                            __________     __________
  Total current assets                       4,765,000      6,483,000
                                            __________     __________
Properties (Notes 2 and 4):
 Land and improvements                       9,020,000      8,614,000
 Deep-water pier project                    11,339,000     10,419,000
 Track structure                            45,833,000     44,390,000
 Buildings and other structures              5,955,000      5,853,000
 Equipment                                  15,991,000     15,156,000
                                            __________     __________
                                            88,138,000     84,432,000
 Less accumulated depreciation              24,412,000     22,903,000
                                            __________     __________
  Total properties, net                     63,726,000     61,529,000
                                            __________     __________
                                          $ 68,491,000   $ 68,012,000
                                            ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable, bank (Note 3)             $  1,440,000   $        -
 Current portion of long-term debt
  (Note 4)                                     677,000        612,000
 Accounts payable                            2,861,000      4,907,000
 Accrued expenses (Note 5)                   1,133,000      1,642,000
                                            __________     __________
  Total current liabilities                  6,111,000      7,161,000
                                            __________     __________
Long-term debt, less current portion
 (Note 4)                                   12,131,000     12,977,000
                                            __________     __________
Deferred grant income (Note 1)               5,571,000      5,035,000
                                            __________     __________
Deferred income taxes (Note 7)               8,617,000      8,384,000
                                            __________     __________
Contingencies (Note 8)

Shareholders' equity (Notes 8, 9 and 10):
 Preferred stock, 10% noncumulative,
  $50 par; authorized, issued and
  outstanding 653 shares                        33,000         33,000
 Common stock, $.50 par; authorized
  3,023,436 shares; issued and
  outstanding 2,188,244 shares in 1996
  and 2,110,041 shares in 1995               1,094,000      1,055,000
 Capital in excess of par                    6,365,000      5,828,000
 Retained earnings                          28,569,000     27,539,000
                                            __________     __________
  Total shareholders' equity                36,061,000     34,455,000
                                            __________     __________
                                          $ 68,491,000   $ 68,012,000

                                            ==========     ==========

See notes to financial statements.

STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                   1996          1995          1994
                              ___________   ___________  ____________

Revenues:
 Operating revenues, freight
  and other                   $19,456,000   $19,778,000  $ 20,292,000
 Other income (Note 6)          1,660,000       581,000     1,206,000
                              ___________   ___________  ____________

   Total revenues              21,116,000    20,359,000    21,498,000
                              ___________   ___________  ____________


Expenses:
 Operating:
  Maintenance of way and
   structures                   3,885,000     3,499,000     3,706,000
  Maintenance of equipment      2,425,000     2,298,000     2,237,000
  Transportation (Note 5)       4,917,000     5,106,000     4,646,000
  General                       3,859,000     4,095,000     4,162,000
  Taxes, other than income      2,023,000     1,971,000     1,850,000
  Car hire, net                   605,000       708,000       601,000
                              ___________   ___________  ____________


                               17,714,000    17,677,000    17,202,000

 Interest (Notes 3 and 4):
  Capital Properties, Inc.        437,000       668,000       836,000
  Other                           934,000       507,000       449,000
                              ___________   ___________  ____________

                                1,371,000     1,175,000     1,285,000
                              ___________   ___________  ____________


   Total expenses              19,085,000    18,852,000    18,487,000

Income before income taxes      2,031,000     1,507,000     3,011,000
                              ___________   ___________  ____________



Income taxes (Note 7)             780,000       590,000     1,200,000


Net income                    $ 1,251,000   $   917,000  $  1,811,000
                              ===========   ===========  ============

Earnings per common and common
 equivalent share             $       .56   $       .44  $        .88
                              ===========   ===========  ============

Weighted average common and
 common equivalent shares
 outstanding                    2,243,682     2,107,869     2,069,548
                              ===========   ===========  ============

See notes to financial statements.


PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                    Capital in
                               Preferred   Common     excess      Retained
                                 Stock     Stock      of par      Earnings
                               _________  _________  __________  ___________

Balance, January 1, 1994       $ 309,000  $ 716,000  $4,865,000  $25,223,000
Repurchase of 361 old
 preferred shares                                        (3,000)
Conversion of 470,284 old
 preferred shares into common
 shares                         (235,000)   235,000
Conversion of 827 new
 preferred shares into common
 shares                          (41,000)    41,000
Issuance of 1,968 common
 shares for stock options
 exercised                                    1,000       9,000
Issuance of 22,558 common
 shares to fund the Company's
 1993 profit sharing plan
 contribution                                12,000     175,000
Dividends:
 Old preferred stock, $.05
  per share                                                          (31,000)
 Common stock, $.10 per share                                       (173,000)
Net income for the year                                            1,811,000
                                ________  _________   _________   ___________
Balance, December 31, 1994        33,000  1,005,000   5,046,000   26,830,000
Issuance of 40,606 common
 shares to fund the Company's
 1994 profit sharing plan
 contribution (Note 11)                      20,000     315,000
Issuance of 55,000 common
 shares in payment of an
 environmental claim                         28,000     363,000
Issuance of 4,374 common
 shares for stock options
 exercised                                    2,000      24,000
Issuance of common stock
 warrants (Note 4)                                       80,000
Dividends:
 New preferred stock, $5.00
  per share                                                           (3,000)
 Common stock, $.10 per share                                       (205,000)
Net income for the year                                              917,000
                                ________  _________   _________   ___________
Balance, December 31, 1995        33,000  1,055,000   5,828,000   27,539,000
Issuance of 53,155 common
 shares in payment of an
 environmental claim                         27,000     352,000
Issuance of 20,925 common
 shares to fund the Company's
 1995 profit sharing plan
 contribution (Note 11)                      10,000     157,000
Issuance of 4,123 common
 shares for stock options
 exercised and other                          2,000      28,000
Dividends:
 New preferred stock, $5.00
  per share                                                           (3,000)
 Common stock, $.10 per share                                       (218,000)
Net income for the year                                            1,251,000
                               _________ __________  __________   ___________
Balance, December 31, 1996     $  33,000 $1,094,000  $6,365,000   $28,569,000
                               ========= ==========  ==========   ===========

See notes to financial statements.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 and 1994


INCREASE (DECREASE) IN CASH

                                   1996          1995          1994
                                __________    __________    __________
Cash flows from operating
 activities:
 Net income                   $ 1,251,000   $   917,000  $  1,811,000
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation                 1,940,000     1,790,000     1,666,000
   Amortization of deferred
     grant income                (136,000)     (121,000)     (104,000)
   Gains from sale,
     condemnation and disposal
     of properties and
     easements                 (1,103,000)      (64,000)     (737,000)
   Deferred income taxes          600,000       220,000       415,000
   Other, net                      26,000        19,000        13,000
   Changes in assets and
     liabilities:
     Accounts receivable           68,000      (636,000)      625,000
     Materials and supplies      (290,000)      (68,000)       58,000
     Prepaid expenses and
      other                        18,000       (12,000)      100,000
     Accounts payable            (951,000)      537,000    (1,425,000)
     Accrued expenses              37,000       595,000       840,000
                                __________    __________    __________
 Net cash provided by
  operating activities          1,460,000     3,177,000     3,262,000
                                __________    __________    __________
Cash flows from investing
 activities:
 Purchase of properties        (5,465,000)   (4,490,000)   (3,200,000)
 Proceeds from:
  Sale, condemnation and
   disposal of properties and
   easements                    1,319,000       108,000       972,000
  Deferred grant income           901,000       378,000       909,000
                                __________    __________    __________
 Net cash used in investing
  activities                   (3,245,000)   (4,004,000)   (1,319,000)
                                __________    __________    __________
Cash flows from financing
 activities:
 Net borrowings under lines
  of credit                     1,440,000     (120,000)     (880,000)
 Repurchase of old preferred
  shares                                                      (3,000)
 Payments of:
  Long-term debt                (789,000)   (4,254,000)     (845,000)
  Dividends                     (221,000)     (208,000)     (204,000)
 Proceeds from:
  Long-term debt and warrants                6,800,000
  Issuance of common shares
   for stock options
   exercised                      29,000        26,000        10,000
                                __________    __________    __________
 Net cash provided by (used
  in) financing activities       459,000     2,244,000    (1,922,000)
                                __________    __________    __________
Increase (decrease) in cash
 and equivalents              (1,326,000)    1,417,000        21,000
Cash and equivalents,
 beginning of year             2,012,000       595,000       574,000
                                __________     _________    __________
Cash and equivalents, end of
 year                        $   686,000   $ 2,012,000  $    595,000
                                ==========    ==========    ==========

Supplemental disclosures:
 Cash paid for:
  Interest                    $ 1,333,000   $ 1,269,000  $  1,290,000
                                ==========    ==========    ==========
  Income taxes                $    60,000   $   543,000  $    729,000
                                ==========    ==========    ==========

See notes to financial statements.


PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


1.   Description of Business and Summary of Significant Accounting
     Policies:

     Description of business:

     The Company is an interstate freight carrier conducting railroad operations in Massachusetts, Rhode Island, Connecticut and New York. Through its connecting carriers, it services customers located throughout North America.

     One  customer accounted for approximately 13%, 12% and 10% of the
     Company's   operating   revenues  in   1996,   1995   and   1994,
     respectively.

     Cash and equivalents:

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Materials and supplies:

     Materials and supplies are stated at cost, determined on a first-in, first-out basis, and are charged to expense or added to the cost of properties when used.

     Properties and deferred grant income:

     Properties are stated at cost (including self-construction costs). Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

            Depreciable Propertie           Estimated Useful Lives

            Track Structure                    20 to 67 years
            Buildings and Other Structures     33 to 45 years
            Equipment                           4 to 25 years

     On sale or retirement, the asset cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is included in income. Land and improvements includes property held for resale having a net book value of approximately $400,000.

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

     Income or loss from sale, condemnation and disposal of properties and easements is recorded at the time the sale, condemnation or disposal is consummated.

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

     Earnings per common and common equivalent share:

     Earnings per common and common equivalent share were computed by dividing net income by the weighted average of common and preferred shares outstanding.

     The Company considers its $50 par "new preferred stock", each share of which is convertible into 100 shares of common stock at the option of the shareholders, to be common equivalent shares for purposes of computing earnings per share.

     Unexercised stock options and warrants have not been considered in the calculation of earnings per share since their effect is not material.

     Use of estimates:

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. The Company's principal estimates include reserves for accounts receivable, useful lives of properties, accrued liabilities including health insurance claims and legal and environmental contingencies, and deferred income taxes.

1. Description of Business and Summary of Significant Accounting Policies (continued):

     Fair value of financial instruments:

     SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash and equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. The carrying amounts of the Company's debt instruments approximate fair value.

     Adoption of new accounting pronouncements:

     Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less the cost to sell. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations for 1996.

     Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The Company has continued to account for its stock-based transactions to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Pro forma disclosures as required by SFAS No. 123 are presented in Note 9.

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

     In 1979, the Company commenced the engineering and design of a berm for the containment basin in which dredged material would be deposited to create the land area. The construction of the berm, including a specially designed facing, was completed in 1984. Due to escalating construction costs, the unavailability of any public
     assistance   which  had  been  originally  contemplated,   general
     economic conditions of the early 1980's, and the Company's acquisition of all of Consolidated Rail Corporation's lines in Rhode Island and eastern Connecticut (which lines were in need of significant rehabilitation), the Company was unable to complete the construction of the South Quay within the time allowed under its permits. The Company applied for and was granted extensions of time from CRMC and COE to complete the project. Both the CRMC and COE permits expire in 1998.

     In 1988 and early 1989, the Company filled in the southeast and southwest corners of the Quay to provide sufficient radii for future track construction and to prepare the site for dredging. The Company expended additional funds in 1990 to conduct soil borings and other engineering and design studies. In 1991, the Company entered into contracts to complete earthwork necessary to prepare the site for dredging and to dredge a ship berth. The earthwork contract was completed in 1991 and the dredging work was completed in 1992. Since completion of the dredging project, the
     Company has been engaged in the process of obtaining and depositing fill material in the basin and has substantially completed this process as of December 31, 1996. Total costs of $11,339,000, exclusive of land acquisition costs, have been incurred on the South Quay through that date. Depreciation of the capitalized project costs will not commence until the project is completed.

     The Company has engaged a maritime consulting firm, with international port expertise, to assist it in identifying strategic market opportunities for the port facility and to develop financing strategies for the completion of the facility. The Company's management remains committed to the completion of the project and intends to continue to explore development opportunities with outside parties for the purpose of obtaining the necessary financial and other assistance to complete this project. Management believes that upon completion of this project its costs will be fully recoverable from future lease and port related charges and from associated railroad freight revenues.

3.   Notes payable, bank:

     The Company has a revolving line of credit with its principal bank in the amount of $1,500,000 expiring June 1, 1997. Borrowings outstanding under this line of credit are due on demand, bear interest at the bank's prime rate plus one-half of one percent
     (8 3/4% at December 31, 1996) and are secured by the Company's accounts receivable. In addition, the Company pays a commitment fee of one-half of one percent per year on the unused portion of the line of credit. Loans in the amount of $1,440,000 were outstanding under this line of credit at December 31, 1996. There were no loans outstanding at December 31, 1995.

4.   Long-term debt:
                                                  1996         1995
                                               __________   __________
     10%, payable to Capital Properties,
      Inc. (which, with the Company,
      has a common controlling
      shareholder), certain real estate
      pledged as collateral, presently
      payable in monthly installments
      of principal and interest of
      $53,000 to 2007 (i)                      $4,211,000   $4,597,000
     8.69%, payable to a commercial
      lender, certain equipment and
      track structure along with a
      second lien on accounts
      receivable pledged as collateral,
      payable in monthly installments
      of principal and interest of
      $62,000 to 2003                           3,669,000    4,072,000
     10% subordinated notes payable to
      Massachusetts Capital Resources
      Company ("MCRC"), effective
      interest rate of 10.3%,
      Massachusetts track structure
      pledged as collateral, payable in
      quarterly installments of
      interest only through September
      1998 and interest and principal
      payments increasing from $63,000
      to $187,500 commencing in
      December 1998 with a final
      principal payment of $1,250,000
      due December 31, 2005 (ii).              4,928,000    4,920,000
                                              __________   __________

     Total long-term debt                     12,808,000   13,589,000
     Less current portion...............         677,000      612,000
                                              __________   __________
     Long-term debt, less current
      portion                                $12,131,000  $12,977,000
                                              ==========   ==========

          (i) The Company made additional principal payments of $200,000 on this indebtedness in 1996 and $1,855,000 in 1995.
          The interest rate on this indebtedness was reduced from 12% to 10% in August 1995.

          (ii) In December 1995 the Company concluded an agreement with MCRC whereby the Company received $5,000,000 in exchange for a subordinated note payable in the amount of $4,920,000 and warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $7.10 per share. The warrants are exercisable through December 31, 2005. The cost assigned to the warrants of $80,000 was derived from a valuation made by MCRC on the date of their issuance. The cost assigned to the warrants is being amortized over the life of the warrants using the straight-line method. The agreement contains various covenants which, among other things, limit the payment of dividends to 25% of the Company's net income and require the Company to maintain certain ratios of leverage and interest coverage.

     The following is a schedule by year of principal payments:

     Year ending December 31:
                       1997                               $   677,000
                       1998                                   785,000
                       1999                                 1,041,000
                       2000                                 1,179,000
                       2001                                 1,450,000
                       Thereafter                           7,676,000
                                                           __________
                                                          $12,808,000

                                                           ==========

5.   Accrued expenses:

                                                  1996         1995
                                               __________   __________
     Casualty and environmental claims         $  320,000   $  936,000
     Defined contribution retirement
      plans                                       415,000      326,000
     Other                                        398,000      380,000
                                               __________   __________
                                               $1,133,000   $1,642,000
                                               ==========   ==========

     Casualty loss and environmental claims expense, included in transportation expense, amounted to $171,000 in 1996, $728,000 in 1995, and $460,000 in 1994.

6.   Other income:
                                       1996        1995         1994
                                   __________  __________   __________
       Gains from sale,
        condemnation and
        disposal of
        properties and
        easements, net            $1,103,000  $   64,000   $  737,000
       Rentals and license
        fees, under various
        operating leases             494,000     494,000      461,000
       Interest                       63,000      23,000        8,000
                                  __________  __________   __________
                                  $1,660,000  $  581,000   $1,206,000
                                  ==========  ==========   ==========

7.   Income taxes:

     The provision for income taxes consists of the following:

                                       1996        1995         1994
                                  __________  __________   __________
     Current:
      Federal................     $  150,000  $  320,000   $  675,000
      State                           30,000      50,000      110,000
                                  __________  __________   __________
                                     180,000     370,000      785,000
     Deferred                        600,000     220,000      415,000
                                  __________  __________   __________
                                  $  780,000  $  590,000   $1,200,000
                                  ==========  ==========   ==========

     Components of the deferred provision for income taxes are as follows:

                                       1996        1995         1994
                                  __________  __________   __________
     Depreciation                  $  87,000  $   85,000   $   20,000
     General business tax
      credits                        238,000     400,000      855,000
     Deferred grant income          (271,000)    (91,000)    (225,000)
     Gain on sale,
      condemnation and
      disposal of properties         319,000     (14,000)     (34,000)
     Accrued casualty and
      environmental claims           218,000    (169,000)    (162,000)
     Other                             9,000       9,000      (39,000)
                                  __________  __________   __________
                                   $ 600,000  $  220,000   $  415,000
                                  ==========  ==========   ==========

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred income tax liability as of December 31, 1996 and 1995 are as follows:

                                                   1996         1995
                                               __________   __________
     Deferred income tax liabilities-
      Differences between book and tax
       basis of properties                    $10,956,000  $10,544,000
                                              ___________  ___________
     Deferred income tax assets:
      Tax credit carryforwards                    649,000      883,000
      Deferred grant income                     1,909,000    1,638,000
      Accrued casualty
       losses.............                        113,000      331,000
      Other                                        68,000       75,000
                                               __________   __________
                                                2,739,000    2,927,000
                                               __________   __________
     Net deferred income tax liability         $8,217,000   $7,617,000
                                               ==========   ==========

     As of December 31, 1996, the Company has available for federal income tax reporting purposes investment tax credit and other general business credit carryforwards of $407,000 which expire during the years 1997 through 2000, and AMT credit carryforwards of $242,000. For financial reporting purposes, all of these credits have been recorded as deferred tax assets.

     A reconciliation of the income tax provision as computed by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

                                       1996        1995         1994
                                  __________  __________   __________
     Statutory tax rate
      expense                     $  691,000  $  512,000   $1,024,000
     Increase (decrease) in
      taxes resulting from:
       Depreciation of
        properties acquired
        from bankrupt
        railroads having a
        tax basis in excess
        of acquired cost             (22,000)    (22,000)     (22,000)
       Statutory exclusions           87,000      62,000      107,000
       State income tax, net
        of federal income tax
        benefit                       22,000      33,000       73,000
       Other                           2,000       5,000       18,000
                                  __________  __________   __________
                                   $ 780,000  $  590,000   $1,200,000
                                  ==========  ==========   ==========

                                 - 27 -

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

     The Company was notified by CPC International, Inc. ("CPC") and the United States Environmental Protection Agency that the Company was alleged to be a potentially responsible party for some or all of the costs of remediation of a Superfund site, reportedly due to the impact of a 1974 incident involving a rail car. In December 1995 the Company concluded an agreement with CPC ("Agreement") in which the Company agreed to pay $990,000 in settlement of all claims against it relating to this incident. Payment of this claim can be all or partially made through issuance of unregistered, restricted common stock of the Company. The Company issued 55,000 shares of its Common Stock, having a value of $391,000 to CPC in December 1995 in partial payment of this claim. An additional 53,155 shares, having a value of $379,000 were issued in January 1996. The remaining liability of $220,000 (plus interest at an annual rate of 8 3/4% for any portion paid in cash) must be paid no later than June 30, 1999. The agreement further provides that, in the event CPC recovers insurance proceeds for the costs, the Company is entitled to receive 10% of the net recovery after deduction of litigation expenses. CPC is actively engaged in litigation with an insurer seeking such a recovery.

9.   Stock option plan:

     The Company has a non-qualified stock option plan covering all management personnel having a minimum of one year of service with the Company and who are not holders of a majority of either its outstanding common stock or its outstanding preferred stock. In addition, the Company's outside directors are eligible to participate in the plan. The plan covers 50,000 common shares or 5% of the shares of common stock outstanding, whichever is greater (109,412 shares at December 31, 1996). Options issued under the plan, which are fully vested when issued, are exercisable over a ten year period at the market price for the Company's common stock as of the date the options are granted.

     During the three year period ended December 31, 1996, options for shares of common stock granted, exercised and expired were as follows:

                                                      Weighted Average
                                                      __________
                                            Number    Exercise   Fair
                                           of shares    Price    Value
                                         __________  _________ _______
     Outstanding at January 1, 1994         24,635      $5.49

     Granted                                 7,690       7.50
     Exercised                              (1,968)      5.18
                                         __________
     Outstanding at December 31, 1994       30,357       6.03

     Granted                                 7,808       7.00    $2.29
     Exercised                              (4,374)      5.89
                                         __________
     Outstanding at December 31, 1995       33,791       6.27

     Granted                                 7,790       6.88     2.21
     Exercised                              (3,823)      5.99
     Expired                                (2,604)      6.17
                                         __________
     Outstanding at December 31, 1996       35,154       6.44
                                         ==========

     The fair value of options on their grant date was measured using the Black/Scholes options pricing model. Key assumptions used to apply this pricing model are as follows:

                                               1996           1997
                                            __________      _________
     Average risk-free interest rate            6.4%          5.9%
     Expected life of option grants             7.0 years     7.0 years
     Expected volatility of underlying stock     22%           22%
     Expected dividend payment rate, as
      a percentage of the stock price
      on the date of grant                     1.45%         1.43%

     It should be noted that the option pricing model used was designed to value readily tradable stock options with relatively short useful lives. The options granted to employees are not tradable and have contractual lives of up to ten years. However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances.

     The following table sets forth information regarding options at December 31, 1996:

                     Range of     Number       Weighted Average
                                                                                                        ________________________
         Number      Exercise   Currently   Exercise   Remaining
       of Options     Prices   Exercisable   Price     Life (in years)
        ________      ________   ________   ________   ___________
          8,183   $3.25 - $4.38    8,183      $3.76        5
         20,590    5.50 - 7.50    20,590       6.87        7
          6,381        8.50        6,381       8.50        3

     As described in Note 1, the Company uses the provisions of APB 25, commonly referred to as the intrinsic value method, to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, reported net income and earnings per share would not have been materially different.

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

11.  Defined contribution retirement plans:

     The Company has a deferred profit-sharing plan ("the Plan") which covers all of its employees who are members of its collective bargaining units. Contributions to the Plan are required in years in which the Company has income from "railroad operations" as defined in the Plan. Contributions are to be equal to at least 10% but not more than 15% of the greater of income before income taxes or income from railroad operations subject to a maximum contribution of $3,500 per eligible employee. Contributions to the Plan may be made in cash or in shares of the Company's common stock. Contributions accrued under this Plan amounted to $226,000 in 1996, $167,000 in 1995, and $335,000 in 1994. The Company made its 1994 and 1995 contributions and intends to make its 1996 contribution in newly issued shares of its common stock.

     The Company also has a Simplified Employee Pension Plan which covers substantially all employees who are not members of one of its collective bargaining units. Contributions to this plan are discretionary and are determined annually as a percentage of each covered employee's compensation. Contributions accrued under this plan amounted to $189,000 in 1996, $159,000 in 1995, and $144,000 in 1994.

          MARKET FOR THE COMPANY'S COMMON STOCK AND
               RELATED SECURITY HOLDER MATTERS


The Company's stock was first held by the public on January 1, 1988. Effective March 5, 1997, the common stock of the Company began trading on the American Stock Exchange (the "Exchange") under the trading symbol "PWX". Each share of the Company's preferred stock is convertible into 100 shares of common stock.

The  following table shows the high and low prices for  the
Company's   common  stock  during  the  quarterly   periods
indicated1. Also included are dividends paid per share of preferred and common stock during these quarterly periods.

                                   Trading           Prices
Dividends Paid
                           High          Low       Preferred    Common

1996
1st Quarter.....           8 1/2         6 3/4        $-0-       $-0-
2nd Quarter.....           8 1/2         7 1/2        5.00        .05
3rd   Quarter.....         8 1/2         6 1/2         -0-        -0-
4th Quarter.....           8             6 1/2         -0-        .05

1995
1st Quarter.....           9             7            $-0-       $-0-
2nd Quarter.....           9             8 1/4        5.00        .05
3rd Quarter.....           9             7 5/8         -0-        -0-
4th   Quarter.....         8 1/8         6 5/8         -0-        .05

At February 28, 1997, there were 676 holders of record of the Company's common stock.



1Information  obtained  from National Association  of  Securities
 Dealers on whose National Market System the common stock was previously listed until March 5, 1997.

                                        EXHIBIT 23


INDEPENDENT AUDITORS' CONSENT

We consent to the incorportation by refernece in Registration Statements No. 33-26944, No. 333-02975, and No. 333-21617 of Providence and Worcester Railroad Company on Forms S-8 of our reports dated March 7, 1997, appearing in and incorporated by reference in this Annual Report on Form 10-k of Providence and Worcester Railroad Company for the year ended December
31, 1996.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 27, 1997