Form 10-Q
period 1997-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 1997-05-12
CIK 831968

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 1997

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

As of May 2, 1997, the registrant has 2,214,776 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
MARCH 31, 1997 AND DECEMBER 31, 1996

ASSETS                                       MARCH 31,     DECEMBER 31,
                                                1997           1996
                                           (UNAUDITED)
                                            __________     __________
Current assets:
 Cash and equivalents                     $     63,000   $    686,000
 Accounts receivable, net of allowance
  for doubtful accounts of $125,000          2,456,000      2,537,000
 Materials and supplies                        988,000      1,021,000
 Prepaid expenses and other                    133,000        121,000
 Deferred income taxes                         400,000        400,000
                                            __________     __________
  Total current assets                       4,040,000      4,765,000
                                            __________     __________
Properties:
 Land and land improvements                  9,062,000      9,020,000
 Deep-water pier project                    11,367,000     11,339,000
 Track structure                            46,235,000     45,833,000
 Buildings and other structures              5,998,000      5,955,000
 Equipment                                  16,139,000     15,991,000
                                            __________     __________
                                            88,801,000     88,138,000
 Less accumulated depreciation              24,910,000     24,412,000
                                            __________     __________
  Total properties, net                     63,891,000     63,726,000
                                            __________     __________
                                          $ 67,931,000   $ 68,491,000
                                            ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable, bank                      $  1,160,000   $  1,440,000
 Current portion of long-term debt             693,000        677,000
 Accounts payable                            2,771,000      2,861,000
 Accrued expenses                            1,104,000      1,133,000
                                            __________     __________
  Total current liabilities                  5,728,000      6,111,000
                                            __________     __________
Long-term debt, less current portion        11,923,000     12,131,000
                                            __________     __________
Deferred grant income                        5,509,000      5,571,000
                                            __________     __________
Deferred income taxes                        8,635,000      8,617,000
                                            __________     __________
Contingencies (Note 6)

Shareholders' equity (Notes 2 and 7):
 Preferred stock, 10% noncumulative,
  $50 par; authorized, issued and
  outstanding 653 shares                        33,000         33,000
 Common stock, $.50 par; authorized
  3,023,436 shares; issued and
  outstanding 2,190,689 shares in 1997
  and 2,188,244 shares in 1996               1,095,000      1,094,000
 Capital in excess of par                    6,379,000      6,365,000
 Retained earnings                          28,629,000     28,569,000
                                            __________     __________
  Total shareholders' equity                36,136,000     36,061,000
                                            __________     __________
                                          $ 67,931,000   $ 68,491,000

                                            ==========     ==========

See notes to financial statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited)

                                                1997           1996
                                            __________     __________
Revenues:
 Operating revenues, freight and other    $  4,682,000   $  4,185,000
 Other income (Note 3)                         165,000        175,000
                                            __________     __________
  Total revenues                             4,847,000      4,360,000
                                            __________     __________

Expenses:
 Operating:
   Maintenance of way and structures         1,017,000      1,165,000
   Maintenance of equipment                    674,000        599,000
   Transportation                            1,149,000      1,131,000
   General                                     835,000        817,000
   Taxes, other than income                    570,000        529,000
   Car hire, net                               162,000        149,000
                                            __________     __________
                                             4,407,000      4,390,000
 Interest                                      335,000        337,000
                                            __________     __________
  Total expenses                             4,742,000      4,727,000
                                            __________     __________
Income (loss) before income taxes              105,000       (367,000)
                                            __________     __________

Income taxes (benefit):
 Current                                        24,000       (140,000)
 Deferred                                       18,000              -
                                            __________     __________
                                                42,000       (140,000)
                                            __________     __________

Net income (loss)                          $    63,000    $  (227,000)
                                            ==========     ==========

Earnings (loss) per common and common
 equivalent share                         $        .03   $      (.11)
                                            ==========     ==========

Weighted average common and common
 equivalent shares outstanding (Note 4)      2,254,642      2,161,773
                                            ==========     ==========

Dividends per share:
 Preferred                                $       5.00   $        -0-
                                            ==========     ==========
 Common                                   $        -0-   $        -0-
                                            ==========     ==========

See notes to financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited)

INCREASE (DECREASE) IN CASH
                                                1997           1996
                                            __________     __________
Cash flows provided by (used in)
 operating activities:
 Net income (loss)                        $     63,000   $  (227,000)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities:
   Depreciation                                498,000       468,000
   Amortization of deferred grant
     income                                    (36,000)      (32,000)
   Gain from sales of properties and
     easements                                 (19,000)
   Deferred income taxes                        18,000
   Changes in assets and liabilities:
     Accounts receivable                       (70,000)      252,000
     Materials and supplies                     33,000       (35,000)
     Prepaid expenses and other                (12,000)       (3,000)
     Accounts payable                          278,000         8,000
     Accrued expenses                          (29,000)     (259,000)
                                            __________    __________
 Net cash provided by operations               724,000       172,000
                                            __________    __________
Cash flows provided by (used in)
 investing activities:
 Purchase of properties and equipment       (1,025,000)   (1,324,000)
 Proceeds from:
  Sales of properties and easements             19,000
  Deferred grant income                        126,000        35,000
                                            __________    __________
 Net cash used in investing activities        (880,000)   (1,289,000)
                                            __________    __________
Cash flows provided by (used in)
 financing activities:
 Net borrowings (payments) under line
  of credit                                  (280,000)        650,000
 Payments of long-term debt                  (194,000)       (146,000)
 Payment of dividends                          (3,000)
 Proceeds from issuance of common
  shares for stock options exercised           10,000
                                            __________     __________
 Net cash provided by (used in)
  financing activities                       (467,000)        504,000
                                            __________     __________
Decrease in cash and equivalents             (623,000)       (613,000)
Cash and equivalents, beginning of
 period                                       686,000       2,012,000
                                             _________     __________
Cash and equivalents, end of period        $   63,000    $  1,399,000
                                            ==========     ==========

Supplemental disclosures:
 Cash paid during the period for:
  Interest                                $    333,000   $    336,000
                                            ==========     ==========
  Income taxes                            $     28,000   $        -0-
                                            ==========     ==========

See notes to financial statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited)
1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

2.   Changes in shareholders' equity:
                                                  Capital in
                           Preferred    Common    excess of   Retained
                             Stock      Stock        par      Earnings
                            ________   ________   ________   _________
     Balance December 31,
      1996                  $ 33,000  $1,094,000  $6,365,000 $28,569,000
     Issuance of 2,445
      common shares for
      stock options
      exercised and other                  1,000      14,000
     Dividends, preferred
      stock, $5.00 per
      share                                                       (3,000)
     Net income for the
      period                                                      63,000
                            ________   _________   _________  __________

     Balance March 31, 1997 $ 33,000 $ 1,095,000  $6,379,000 $28,629,000
                             =======   =========  ==========  ==========

3.   Other income:
                                         1997                   1996
                                       ________               ________
     Gain from sales of
      properties and
      easements, net                  $  19,000              $       -
     Rentals                            143,000                155,000
     Interest                             3,000                 20,000
                                      $ 165,000              $ 175,000
                                       ========               ========

4.   Earnings (loss) per share:

     Earnings (loss) per common and common equivalent share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the provisions of Accounting Principles Board Opinion No. 15 "Earnings per Share".

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited)

4.   Earnings (loss) per share (continued):

     In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128,
     "Earnings per Share". SFAS No. 128 which establishes standards for computing and presenting earnings per share will be adopted by the Company in the fourth quarter of 1997. SFAS No. 128 will require the Company to provide a dual presentation of basic and diluted earnings per share. Had SFAS No. 128 been effective for the quarters ended March 31, 1997 and 1996 reported basic earnings per share and diluted earnings per share would be the same.

5.   Dividends:

     On April 30, 1997, the Company declared a dividend of $.06 per share on its outstanding common stock payable May 22, 1997 to shareholders of record May 8, 1997.

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

7.   Subsequent events:

     In April 1997 the Company issued 22,550 shares of common stock to fund the 1996 contribution to its profit sharing plan of $226,000, which amount is included in "accrued expenses" on the accompanying balance sheets.

     In April 1997 the Company finalized an agreement with a commercial lender to borrow up to $750,000 for the acquisition and renovation of three used locomotives. The terms of the loan agreement call for level payments of principal and interest over a five year term. The interest rate, which is variable, is set at 2.35% over the 30 day Commercial Paper rate. The Company has the option of converting to a fixed rate of interest set at 2.1% over the then current weekly average rate of 3 year U.S. Treasury Constant Maturities. It is anticipated that the locomotive acquisition and renovation and the disbursement of funds under this agreement will be completed during the second quarter of 1997.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
As detailed in the accompanying statement of cash flows the Company generated $724,000 of cash from operations during the first quarter of 1997. On an overall basis, however, the Company experienced a decrease in cash for the quarter of $623,000. The principal uses of cash during the quarter were expenditures for additions to property and equipment, principal payments on long term borrowings and a reduction of current liabilities.

Due  to  weather conditions and other seasonal factors,  the  Company's freight traffic volumes are typically lower during the first quarter than during the remainder of the year. As a result, management anticipates that cash generated from operations during the remainder of 1997 will be sufficient to enable the Company to meet its operating expenses, debt service and capital expenditure requirements.

As discussed more fully in Note 7 to the accompanying financial statements the Company intends to acquire three used locomotives during the second quarter of 1997 at a total cost, including renovation, of approximately $750,000. This acquisition is being financed through long-term borrowings from a commercial lender.

Results of Operations

Operating revenues for the quarter increased by 12% over the first quarter of 1996. This increase results primarily from an 18% increase in conventional carloadings offset, in part, by an 8% decrease in the average revenue received per carload. In addition, net revenue from containers on flatcars increased by $16,000 (5%) between quarters. Approximately one third of the increase in conventional carloadings, between quarters, was made up of construction aggregate traffic with increases in all other commodities comprising the remaining two thirds. Since construction aggregate traffic typically produces lower revenues per carload than most other commodities hauled by the Company, the fact that increases in the volume of this commodity were greater than its proportion of the total traffic mix accounts for most of the decrease in the average revenue per carload.

The increase in traffic volume for the quarter is attributable to improving economic conditions which first became evident late in third quarter of 1996 and to improved weather conditions in the first quarter of 1997 compared with 1996

Operating expenses increased by less than 1% over the first quarter of 1996. Many of the Company's expenses are of a relatively fixed nature and, therefore, do not increase or decrease proportionally with changes in operating revenue.

Interest expense was virtually unchanged between quarters. This is primarily due to the fact that lower levels of long term debt outstanding during the quarter were largely offset by increased levels of short term borrowings.

Recent Accounting Pronouncements

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which will be effective during the fourth quarter of 1997. SFAS No. 128 will require the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements.

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

                                PART II

Item 6.Exhibits and Reports on Form 8-K

       (b)No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PROVIDENCE AND WORCESTER
                                      RAILROAD COMPANY



                                     By: /S/ Orville R. Harrold
                                         ______________________________
                                         Orville R. Harrold, President


                                     By: /S/ Robert J. Easton
                                         _____________________________
                                         Robert J. Easton
                                         Treasurer and Principal
                                         Financial Officer


DATED:  May 12, 1997