Form 10-Q
period 1997-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 1997-08-12
CIK 831968

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JUNE 30, 1997

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

As of August 1, 1997, the registrant has 2,216,506 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
JUNE 30, 1997 AND DECEMBER 31, 1996

                                             JUNE 30,     DECEMBER 31,
                                                1997           1996
                                            (UNAUDITED)
                                             __________     __________
ASSETS
Current assets:
 Cash and equivalents                      $    616,000   $    686,000
 Accounts receivable, net of allowance
  for doubtful accounts of $125,000
  (Note 3)                                    2,855,000      2,537,000
 Materials and supplies                       1,398,000      1,021,000
 Prepaid expenses and other                      90,000        121,000
 Deferred income taxes                          400,000        400,000
                                             __________     __________
  Total current assets                        5,359,000      4,765,000
                                             __________     __________
Properties:
 Land and land improvements                   9,057,000      9,020,000
 Deep-water pier project                     11,369,000     11,339,000
 Track structure                             46,739,000     45,833,000
 Buildings and other structures               5,087,000      5,955,000
 Equipment                                   16,909,000     15,991,000
                                             __________     __________
                                             89,161,000     88,138,000
 Less accumulated depreciation               24,495,000     24,412,000
                                             __________     __________
  Total properties, net                      64,666,000     63,726,000
                                             __________     __________
                                           $ 70,025,000   $ 68,491,000
                                             ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable, bank (Note 3)              $  1,355,000   $  1,440,000
 Current portion of long-term debt
  (Note 4)                                      720,000        677,000
 Accounts payable                             2,775,000      2,861,000
 Accrued expenses                             1,049,000      1,133,000
                                             __________     __________
  Total current liabilities                   5,899,000      6,111,000
                                             __________     __________
Long-term debt, less current portion
 (Note 4)                                    12,389,000     12,131,000
                                             __________     __________
Deferred grant income                         6,274,000      5,571,000
                                             __________     __________
Deferred income taxes                         8,752,000      8,617,000
                                             __________     __________
Contingencies (Note 7)

Shareholders' equity (Notes 2 and 6):
 Preferred stock, 10% noncumulative,
  $50 par; authorized, issued and
  outstanding 653 shares                         33,000         33,000
 Common stock, $.50 par; authorized
  3,023,436 shares; issued and
  outstanding 2,216,284 shares in 1997
  and 2,188,244 shares in 1996                1,108,000      1,094,000
 Capital in excess of par                     6,615,000      6,365,000
 Retained earnings                           28,955,000     28,569,000
                                             __________     __________
  Total shareholders' equity                 36,711,000     36,061,000
                                             __________     __________
                                           $ 70,025,000   $ 68,491,000

                                             ==========     ==========

See notes to financial statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF INCOME
 (Unaudited)

                          Three Months Ended      Six Months Ended
                               June 30                June 30
                         ____________________  ______________________
                            1997       1996        1997       1996
                         _________  _________  __________  __________
Income:
 Operating revenues,
  freight and other     $5,596,000 $4,909,000 $10,278,000 $ 9,094,000
 Other income (Note 5)     250,000    232,000     415,000     407,000
                         _________  _________  __________  __________
                         5,846,000  5,141,000  10,693,000   9,501,000
                         _________  _________  __________  __________
Expenses:
 Operating:
  Maintenance of way
   and structures        1,164,000    777,000   2,181,000   1,942,000
  Maintenance of
   equipment               713,000    610,000   1,387,000   1,209,000
  Transportation         1,228,000  1,237,000   2,377,000   2,368,000
  General                  963,000    984,000   1,798,000   1,801,000
  Taxes, other than
   income                  549,000    516,000   1,119,000   1,045,000
  Car hire, net            156,000    144,000     318,000     293,000
                         _________   ________   _________   _________
                         4,773,000  4,268,000   9,180,000   8,658,000
 Interest                  346,000    346,000     681,000     683,000
                         _________  _________   _________   _________
                         5,119,000  4,614,000   9,861,000   9,341,000
                         _________  _________   _________   _________

Income before income
 taxes                     727,000    527,000     832,000     160,000
                         _________  _________   _________   _________

Income taxes (benefit):
 Current                   151,000    130,000     175,000     (10,000)
 Deferred                  117,000     70,000     135,000      70,000
                         _________  _________   _________   _________
                           268,000    200,000     310,000      60,000
                         _________  _________   _________   _________

Net income               $ 459,000  $ 327,000    $522,000   $ 100,000
                         =========  =========   =========   =========

Earnings per common and
 common equivalent
 share                   $     .20  $     .15    $    .23   $     .04
                         =========  =========   =========   =========

Weighted average common
 and common equivalent
 shares outstanding
 (Note 6)                2,273,387  2,243,053    2,264,066  2,235,046
                         =========  =========    =========  =========
Dividends per share:
 Preferred               $     -0-  $    5.00    $   5.00   $    5.00
                         =========  =========    ========   =========
 Common                  $     .06  $     .05    $    .06   $     .05
                         =========  =========    ========   =========

See notes to financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)

INCREASE (DECREASE) IN CASH
                                                 1997           1996
                                            __________     __________
Cash flows provided by (used in)
 operating activities:
 Net income                               $    522,000   $    100,000
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation                                999,000        941,000
   Amortization of deferred grant
     income                                    (72,000)       (64,000)
   Gain from sales of properties and
     easements                                (150,000)       (94,000)
   Deferred income taxes                       135,000         70,000
   Changes in assets and liabilities:
     Accounts receivable                       159,000        275,000
     Materials and supplies                   (377,000)       (54,000)
     Prepaid expenses and other                 31,000         35,000
     Accounts payable                          490,000       (243,000)
     Accrued expenses                          141,000       (164,000)
                                            __________     __________
 Net cash provided by operations             1,878,000        802,000
                                            __________     __________
Cash flows provided by (used in)
 investing activities:
 Purchase of properties  and equipment      (2,573,000)    (2,859,000)
 Proceeds from:
  Sales of properties and easements            184,000        217,000
  Deferred grant income                        329,000        407,000
                                            __________     __________
 Net cash used in investing activities      (2,060,000)    (2,235,000)
                                            __________     __________
Cash flows provided by (used in)
 financing activities:
 Net borrowings (payments) under line
  of credit                                    (85,000)     1,110,000
 Payments of:
  Long-term debt                              (353,000)      (478,000)
  Dividends                                   (136,000)      (112,000)
 Proceeds from:
  Long-term debt                               654,000
  Issuance of common shares for stock
   options exercised and employee stock
   purchases                                    32,000          3,000
                                            __________     __________
 Net cash  provided by financing
  activities                                   112,000        523,000
                                            __________     __________
Decrease in cash                               (70,000)      (910,000)
Cash, beginning of period                      686,000      2,012,000
                                            __________     __________
Cash, end of period                        $   616,000   $  1,102,000
                                            ==========     ==========

Supplemental disclosures:
 Cash paid during the period for:
  Interest                                $    672,000   $    639,000
                                            ==========     ==========
  Income taxes                            $     78,000   $      9,000
                                            ==========     ==========

See notes to financial statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.


2.   Changes in shareholders' equity:

                                                   Capital in
                              Preferred  Common    excess of   Retained
                                Stock     Stock      par       Earnings
                              ________  _________  _________   __________
     Balance Dec. 31,  1996    $33,000 $1,094,000 $6,365,000  $28,569,000
     Issuance of 22,550 common
      shares to fund the
      Company's 1996 profit
      sharing plan
      contribution                         11,000    215,000
     Issuance of 5,490 common
      shares for stock options
      exercised, employee
      stock purchases and
      other                                 3,000     35,000
     Dividends:
      Preferred stock, $5.00
       per share                                                  (3,000)
      Common stock, $.06 per
       share                                                    (133,000)
     Net income for the period                                   522,000
                              ________  _________  _________  __________

     Balance  June 30, 1997    $33,000 $1,108,000 $6,615,000 $28,955,000

                              ========  =========  =========  ==========


3.   Notes payable, bank:

     In June 1997 the Company's principal bank renewed its revolving line of credit and increased the maximum borrowing under the line from $1,500,000 to $1,750,000. Borrowings under the line continue to bear interest at prime plus 1/2%, are due on demand and are secured by the Company's accounts receivable.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)

4.   Long-term debt:

     In April 1997 the Company finalized an agreement with a commercial lender to borrow up to $750,000 for the acquisition and renovation of three used locomotives. The terms of the loan agreement call for level payments of principal and interest over a five year term. The interest rate, which is variable, is set at 2.35% over the 30 day Commercial Paper rate (8.0% as of June 30, 1997). The Company has the option of converting to a fixed rate of interest set at 2.1% over the then current weekly average rate of 3 year U.S. Treasury Constant Maturities. Funds in the total amount of $654,000 have been advanced under this agreement as of June 30, 1997 and are included in Long-term debt on the accompanying balance sheet ($111,000 of this amount has been classified as current portion of long-term debt). During July 1997 the project was completed at a total cost of $730,000 and the Company took possession of the three locomotives.

5.   Other income:
                            Three Months Ended      Six Months Ended
                                 June 30                June 30
                            ___________________   _____________________
                              1997       1996        1997       1996
                            ________   ________    ________    ________
     Gain from sales of
      properties and
      easements, net       $ 131,000  $  94,000   $ 150,000   $  94,000
     Rentals                 117,000    119,000     260,000     274,000
     Interest                  2,000     19,000       5,000      39,000
                            ________   ________    ________    ________
                           $ 250,000  $ 232,000   $ 415,000   $ 407,000
                            ========   ========   ========   =========

6.   Earnings per share.

     Earnings per common and common equivalent share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the provisions of Accounting Principles Board Opinion No. 15 "Earnings per Share".

     The Company considers its $50 par preferred stock, each share of which is convertible into 100 shares of common stock, to be common equivalent shares for purposes of computing earnings per share.

     Unexercised stock options and warrants have not been considered in the calculation of earnings per share since their effect is not material.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)

7.   Contingencies:

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

8.   New accounting pronouncements:

     In February 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure". SAFS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. The Company will adopt both SAFS 128 and SAFS 129 in the fourth quarter of fiscal 1997. The implementation of these standards is not expected to have a material effect on its financial position and results of operations.

     In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SAFS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Both standards will be adopted by the Company during the first quarter of fiscal 1998 and are not expected to have a material effect on its financial position and results of operations.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

As detailed in the accompanying statements of cash flows, the Company generated $1,878,000 of cash from operations during the six months ended June 30, 1997. On an overall basis, however, the Company's total cash decreased by $70,000 during the six month period. The principal uses of cash during the period were for additions to properties and equipment, debt principal payments and the payment of dividends. Deferred grant income receipts of $329,000 were utilized to fund certain of the capitalized improvements to the Company's track structure.

Expenditures for property and equipment during the six month period include $340,000 for the Company's deep-water pier project, $906,000 of capitalized track structure and bridge improvements, $1,197,000 of equipment additions and $130,000 of land and building improvements. Management expects that total expenditures for plant and equipment additions in 1997 will approximate those made in 1996 when such expenditures amounted to $5,465,000.

As discussed more fully in Note 4 to the accompanying financial statements the Company is in the process of acquiring and renovating three used locomotives, at a total cost of approximately $730,000, financed through long term borrowings from a commercial lender. Expenditures in the total amount of $654,000 were incurred on this project through June 30, 1997 and are included as expenditures for equipment additions in the accompanying statements of cash flows.

As disclosed in Note 3 to the accompanying financial statements the Company's principal bank renewed its revolving line of credit during June 1997 and increased the maximum borrowings allowed from $1,500,000 to $1,750,000. The effect of this change is to increase the Company's working capital availability by $250,000. Loans in the amount of $1,355,000 were outstanding under this line as of June 30, 1997.

In management's opinion, the Company will be able to generate sufficient cash from operations during the remainder of the year to enable it to meet its operating expense, debt service and capital expenditure requirements.

Results of Operations

Operating revenues for the six months ended June 30, 1997 increased by 13% from 1996. This increase results from a 15% increase in the volume of conventional freight cars and a 6% increase in volume of containers handled, a 2% increase in the average net revenue received per container and an increase in other operating revenues, partially offset by a 5% decrease in the average revenue received per conventional carload. Net container revenue increased from $695,000 in 1996 to $750,000 in 1997 and other operating revenues increased from $117,000 to $484,000.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating revenues for the second quarter of 1997 increased by 14% from the second quarter of 1996. This increase results from a 13% increase in the volume of conventional freight cars and an 11% increase in the volume of containers handled and an increase in other operating revenue, partially offset by a 3% decrease in the average revenue received per conventional carload. The average net revenue received per container increased by less than 1% between quarters. Net container revenue increased from $344,000 in 1996 to $383,000 in 1997 and other operating revenue increased from $62,000 to $279,000.

Construction aggregate traffic volume increased by 21% for the six month period and 14% for the quarter, whereas the volume of all other commodities of conventional traffic increased by 13% for both the six month period and the quarter. Since construction aggregate traffic typically produces lower revenues per carload than most other commodities hauled by the Company, the fact that increases in the volume of this commodity were greater than its proportion of the total traffic mix accounts for much of the decrease in the average revenue per conventional carload. The increased traffic volume for the six month period and for the quarter is attributable to improving economic conditions which first became evident late in the third quarter of 1996.

Other operating revenues consist primarily of reimbursements the Company receives from freight customers and other third parties for work performed by its Maintenance of Way and Equipment Departments. The amount of such revenues can vary significantly from period to period.

Total operating expenses for the six month period and for the quarter increased by 6% and 12% respectively from the comparable 1996 periods. Many of the Company's expenses are of a relatively fixed nature and, therefore, do not increase proportionally with changes in operating revenue. Profit sharing expense in the amount of $93,000 is included in General expense for both the six month period and second quarter of 1997. No profit sharing expense was accrued in the comparable 1996 periods. In addition, a portion of the increase of Maintenance of Way and Maintenance of Equipment expenses in 1997 is attributable to the higher levels of other operating revenue previously discussed.

Interest expense was virtually unchanged between periods, due to the fact that lower levels of long term debt outstanding during the six month period and second quarter of 1997 were largely offset by increased levels of short term borrowings.

Recent Accounting Pronouncements

In February 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure". SAFS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. The Company will adopt both SAFS 128 and SAFS 129 in the fourth quarter of fiscal 1997. The implementation of these standards is not expected to have a material effect on its financial position and results of operations.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SAFS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Both standards will be adopted by the Company during the first quarter of fiscal 1998 and are not expected to have a material effect on its financial position and results of operations.

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

                                PART II

Item 4.Submission of Matters to a Vote of Security Holders

       The Annual Meeting of Stockholders was held on April 30, 1997. Of the 2,189,799 shares of common stock entitled to vote, 1,691,350 shares were present, in person or by proxy. Of the 653 shares of preferred stock entitled to vote, 506 shares were present, in person or by proxy.

       All directors of the Company are elected on an annual basis and the following were so elected at this Annual Meeting:

       Ronald P. Chrzanowski, Robert H. Eder, William J. LeDoux, and Charles M. McCollam, Jr. were elected Common Stock Directors. Each director received 1,689,149 affirmative votes and 2,201 negative votes of common shares.

       Frank W. Barrett, Phillip D. Brown, John H. Cronin, Robert J. Easton, J. Joseph Garrahy, Orville R. Harrold and John J. Healy were elected Preferred Stock Directors. Each director received 506 affirmative votes and no negative votes of preferred shares.

       A resolution was presented for the appointment of Deloitte & Touche LLP as independent auditors of the accounts of the Company for 1997. The resolution received 1,671,838 affirmative votes and 18,992 negative votes of common shares with 520 common shares abstaining. The resolution received 506 affirmative votes and no negative votes of preferred shares.

       A resolution was presented to approve the Company's Employee Stock Purchase Plan. The resolution received 1,414,051 affirmative votes and 10,821 negative votes of common shares with 266,478 common shares abstaining. The resolution received 505 affirmative votes and no negative votes of preferred shares with 1 preferred share abstaining.

Item 6.Exhibits and Reports on Form 8-K

       (b)No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PROVIDENCE AND WORCESTER
                                      RAILROAD COMPANY



                                     By:
                                     /S/ Orville R. Harrold
                                         Orville R. Harrold, President


                                     By:
                                     /S/ Robert J. Easton
                                         Robert J. Easton
                                         Treasurer and Principal
                                         Financial Officer


DATED:  August 11, 1997