Form 10-Q
period 1997-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 1997-11-12
CIK 831968

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended SEPTEMBER 30, 1997

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

As of October 31, 1997, the registrant has 2,220,172 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

ASSETS                                     SEPTEMBER 30,   DECEMBER 31,
                                                1997           1996
                                           (UNAUDITED)
                                            __________     __________
Current assets:
 Cash and equivalents                     $    553,000   $    686,000
 Accounts receivable, net of allowance
  for doubtful accounts of $125,000
  (Note 3)                                   3,194,000      2,537,000
 Materials and supplies                      1,831,000      1,021,000
 Prepaid expenses and other                    136,000        121,000
 Deferred income taxes                         400,000        400,000
                                            __________     __________
  Total current assets                       6,114,000      4,765,000
                                            __________     __________
Properties:
 Land and improvements                       9,124,000      9,020,000
 Deep-water pier project                    11,455,000     11,339,000
 Track structure                            47,766,000     45,833,000
 Buildings and other structures              5,172,000      5,955,000
 Equipment (Note 4)                         17,093,000     15,991,000
                                            __________     __________
                                            90,610,000     88,138,000
 Less accumulated depreciation              25,012,000     24,412,000
                                             _________     __________
  Total properties, net                     65,598,000     63,726,000
                                            __________     __________
                                          $ 71,712,000   $ 68,491,000
                                            ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable, bank (Note 3)             $  1,095,000   $  1,440,000
 Current portion of long-term debt
  (Note 4)                                     850,000        677,000
 Accounts payable                            3,072,000      2,861,000
 Accrued expenses                            1,495,000      1,133,000
                                            __________     __________
  Total current liabilities                  6,512,000      6,111,000
                                            __________     __________
Long-term debt, less current portion
 (Note 4)                                   12,196,000     12,131,000
                                            __________     __________
Deferred grant income                        6,390,000      5,571,000
                                            __________     __________
Deferred income taxes                        8,917,000      8,617,000
                                            __________     __________
Contingencies (Note 7)

Shareholders' equity (Notes 2 and 6):
 Preferred stock, 10% noncumulative,
  $50 par; authorized, issued and
  outstanding 653 shares                        33,000         33,000
 Common stock, $.50 par; authorized
  3,023,436 shares; issued and
  outstanding 2,219,369 shares in 1997
  and 2,188,244 shares in 1996               1,109,000      1,094,000
 Capital in excess of par                    6,641,000      6,365,000
 Retained earnings                          29,914,000     28,569,000
                                            __________     __________
  Total shareholders' equity                37,697,000     36,061,000
                                            __________     __________
                                          $ 71,712,000   $ 68,491,000
                                            ==========     ==========

See notes to financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF INCOME
(Unaudited)

                           Three Months Ended    Nine Months Ended
                              September 30          September 30
                            ________________       _________________
                             1997       1996       1997         1996
                          _________  _________   _________   __________
Income:
 Operating revenues,
  freight and other     $5,947,000 $5,227,000  $16,225,000  $14,321,000
 Other income (Note 5)     108,000    100,000      523,000      507,000
                         _________  _________   __________   __________
                         6,055,000  5,327,000   16,748,000   14,828,000
                         _________  _________   __________   __________
Expenses:
 Operating:
  Maintenance of way
   and structures          521,000  1,166,000    2,702,000    3,108,000
  Maintenance of
   equipment               726,000    609,000    2,113,000    1,818,000
  Transportation         1,329,000  1,153,000    3,706,000    3,521,000
  General                  966,000    979,000    2,764,000    2,780,000
  Taxes, other than
   income                  535,000    499,000    1,654,000    1,544,000
  Car hire, net            149,000    170,000      467,000      463,000
                         _________  _________   __________   __________
                         4,226,000  4,576,000   13,406,000   13,234,000
 Interest                  340,000    346,000    1,021,000    1,029,000
                         _________  _________   __________   __________
                         4,566,000  4,922,000   14,427,000   14,263,000
                         _________  _________   __________   __________

Income before income
 taxes                   1,489,000    405,000    2,321,000      565,000
                         _________  _________   __________   __________

Income taxes:
 Current                   365,000     80,000      540,000       70,000
 Deferred                  165,000     60,000      300,000      130,000
                         _________  _________   __________   __________
                           530,000    140,000      840,000      200,000
                         _________  _________   __________   __________

Net income               $ 959,000  $ 265,000   $1,481,000   $  365,000
                         =========  =========   ==========   ==========

Earnings per common and
 common equivalent
 share                   $     .42  $     .12   $      .65   $      .16
                         =========  =========   ==========   ==========

Weighted average common
 and common equivalent
 shares outstanding
 (Note 6)                2,282,639  2,251,140    2,270,325    2,240,450
                         =========  =========    =========    =========

Dividends per share:
 Preferred               $     -0-  $     -0-   $    5.00    $     5.00
                         =========  =========   ==========   ==========
 Common                  $     -0-  $     -0-   $     .06    $      .05
                         =========  =========   ==========   ==========

See notes to financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Unaudited)

INCREASE (DECREASE) IN CASH
                                                1997           1996
                                             __________     __________
Cash flows provided by (used in)
 operating activities:
 Net income                               $  1,481,000   $    365,000
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation                              1,518,000      1,424,000
   Amortization of deferred grant
     income                                   (108,000)       (96,000)
   Gain from sales and disposals of
     properties and easements, net            (150,000)       (61,000)
   Deferred income taxes                       300,000        130,000
   Changes in assets and liabilities:
     Accounts receivable                      (408,000)       356,000
     Materials and supplies                   (810,000)      (265,000)
     Prepaid expenses and other                (15,000)        60,000
     Accounts payable                          995,000        123,000
     Accrued expenses                          588,000       (262,000)
                                             __________     __________
 Net cash provided by operations             3,391,000      1,774,000
                                             __________     __________
Cash flows provided by (used in)
 investing activities:
 Purchase of properties  and equipment      (4,230,000)    (3,913,000)
 Proceeds from:
  Sales of properties and easements            210,000        223,000
  Deferred grant income                        679,000        521,000
                                             __________     __________
 Net cash used in investing activities      (3,341,000)    (3,169,000)
                                             __________     __________
Cash flows provided by (used in)
 financing activities:
 Net borrowings (payments) under line
  of credit                                   (345,000)     1,500,000
 Payments of:
  Long-term debt                              (492,000)      (661,000)
  Dividends                                   (136,000)      (112,000)
 Proceeds from:
  Long-term debt                               730,000
  Issuance of common shares for stock
   options exercised and employee stock
   purchases                                    60,000         15,000
                                             __________     __________
 Net cash provided by (used in)
  financing activities                        (183,000)       742,000
                                             __________     __________
Decrease in cash                              (133,000)      (653,000)
Cash, beginning of period                      686,000      2,012,000
                                              _________     __________
Cash, end of period                       $    553,000   $  1,359,000
                                             ==========     ==========

Supplemental disclosures:
 Cash paid during the period for:
  Interest                                $  1,051,000   $    981,000
                                             ==========     ==========
  Income taxes                            $    228,000   $     10,000
                                             ==========     ==========

See notes to financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Unaudited)
1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

2.   Changes in shareholders' equity:

                                                    Capital in
                              Preferred    Common    excess of    Retained
                                Stock      Stock        par       Earnings
                              ________   ________    ________     _________
     Balance December 31,
      1996                     $33,000  $1,094,000  $ 6,365,000  $28,569,000
     Issuance of 22,550 common
      shares to fund the
      Company's 1996 profit
      sharing plan
      contribution                          11,000      215,000
     Issuance of 8,575 common
      shares for stock options
      exercised, employee
      stock purchases and
      other                                  4,000       61,000
     Dividends:
      Preferred stock, $5.00
       per share                                                      (3,000)
      Common stock, $.06 per
       share                                                        (133,000)
     Net income for the period                                     1,481,000
                              ________    ________     ________     _________

     Balance September 30,
      1997                     $33,000  $1,109,000  $ 6,641,000   $29,914,000

                              ========  ==========  ===========   ===========

3.   Notes payable, bank:

     In June 1997 the Company's principal bank renewed the Company's revolving line of credit and increased the maximum borrowing under the line from $1,500,000 to $1,750,000. Borrowings under the line continue to bear interest at prime plus 1/2%, are due on demand and are secured by the Company's accounts receivable.

4.   Long-term debt:

     In July 1997 the Company completed the acquisition and renovation of three used locomotives at a total cost of $730,000 financed through long-term borrowings from a commercial lender. Terms of the loan agreement call for monthly payments of principal and interest in the amount of $15,000

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Unaudited)

4.   Long-term debt (continued):

     through August 2002. The interest rate, which is variable, is set at 2.35% over the 30 day Commercial Paper rate (7.9% as of
     September 30, 1997). The Company has the option of converting to a fixed rate of interest set at 2.1% over the then current weekly average rate of 3 year U.S. Treasury Constant Maturities. The outstanding principal balance on this indebtedness at September 30, 1997 is $720.000 of which $125,000 has been classified as a current liability. The amount of the monthly payments will be adjusted annually in August to reflect the effects of the variable interest rates in effect during the previous year. The debt is collateralized by the three locomotives acquired.

5.   Other income:

                           Three Months Ended    Nine Months Ended
                              September 30          September 30
                         _____________________ _______________________
                             1997       1996       1997         1996
                           ________   ________   ________    _________
     Gain (loss) from
      sales and
      disposals of
      properties and
      easements, net      $     -0-  $ (33,000) $ 150,000   $   61,000
     Rentals                105,000    119,000    365,000      393,000
     Interest                 3,000     14,000      8,000       53,000
                          ---------  ---------  ---------   ----------
                          $ 108,000  $ 100,000  $ 523,000   $  507,000
                           ========   ========   ========    =========

6.   Earnings per share:

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Unaudited)

     The Company owns a site which is contaminated with petroleum products and is currently productive as a part of the Company's double-stack intermodal yard. The Company has now concluded further assessment of the site, including a risk assessment. The studies conclude that the site poses no significant risk to health or the environment. The Company imposed an activity and use limitation on the site to restrict future uses of the property to industrial and transportation activities. No further action or remediation is required for this site.

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

9.   Subsequent event:

     In October 1997 the Company's Board of Directors approved an agreement to purchase all of the outstanding common stock of Connecticut Central Railroad Company ("CCCL") for 20,000 shares of newly issued common stock of the Company. If certain financial and other conditions are met, CCCL's shareholders will receive an additional 7,500 shares of the Company's common stock one year from the date of the closing. The transaction is expected to be completed in the second quarter of 1998 following approval or exemption of the United States Surface Transportation Board. Upon completion of the acquisition of CCCL, which conducts rail freight operations on approximately 17 miles of rail lines connecting to the Company's Middletown Secondary branch line, it is anticipated that it will be merged into the Company's rail freight operations and will cease to exist as a separate entity.

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

Liquidity and Capital Resources

As detailed in the accompanying statements of cash flows, the Company generated $3,391,000 of cash from operations during the nine months ended September 30, 1997. On an overall basis, however, the Company's total cash decreased by $133,000 during the nine month period. The principal uses of cash during the period were for additions to properties and equipment, debt principal payments and the payment of dividends. Deferred grant income receipts of $679,000 were utilized to fund certain of the capitalized improvements to the Company's track structure.

Expenditures for property and equipment during the nine month period include $410,000 for the Company's deep-water pier project, $1,934,000 of capitalized track structure and bridge improvements, $1,603,000 of equipment additions and $283,000 of land and building improvements. Management expects that total expenditures for plant and equipment additions in 1997 will approximate those made in 1996 when such expenditures amounted to $5,465,000.

As discussed more fully in Note 4 to the accompanying financial statements the Company acquired and renovated three used locomotives during the second quarter of 1997 at a total cost of $730,000, financed through long term borrowings from a commercial lender. Expenditures incurred on this project are included as expenditures for equipment additions in the accompanying statements of cash flows.

As disclosed in Note 3 to the accompanying financial statements the Company's principal bank renewed the Company's revolving line of credit in June 1997 and increased the maximum borrowings allowed from
$1,500,000  to  $1,750,000.   Loans in the amount  of  $1,095,000  were
outstanding under this line as of September 30, 1997.

As discussed more fully in Note 9 to the accompanying financial statements, the Company concluded an agreement in October 1997 to acquire all of the outstanding stock of Connecticut Central Railroad Company ("CCCL") effective during the second quarter of 1998. Management is not able to predict the total impact of this acquisition upon future operations but it is estimated that rail freight revenues from existing customers of CCCL will amount to approximately $500,000 per year at current levels of operations. In addition, management intends to pursue whatever additional growth opportunities may be available on the acquired lines.

In management's opinion, the Company will be able to generate sufficient cash from operations during the remainder of 1997 to enable it to meet its operating expense, debt service and capital expenditure requirements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Operating revenues for the nine months ended September 30, 1997 increased by 13% from 1996. This increase results from a 15% increase in the volume of conventional freight cars and a 9% increase in volume of containers handled, a 3% increase in the average net revenue received per container and an increase in other operating revenues, partially offset by a 4% decrease in the average revenue received per conventional carload. Net container revenue increased from $1,103,000 in 1996 to $1,236,000 in 1997 and other operating revenues increased from $268,000 to $635,000.

Operating revenues for the third quarter of 1997 increased by 14% from the third quarter of 1996. This increase results from a 16% increase in the volume of conventional freight cars and an 15% increase in the volume of containers handled and a 4% increase in the average revenue received per container, partially offset by a 2% decrease in the average revenue received per conventional carload. Net container revenue increased from $408,000 in 1996 to $486,000 in 1997. Other operating revenue amounted to $151,000 in both years.

Construction aggregate traffic volume increased by 23% for the nine month period and 26% for the quarter, whereas the volume of all other commodities of conventional traffic increased by 12% for the nine month period and 9% for the quarter. Since construction aggregate traffic typically produces lower revenues per carload than most other commodities hauled by the Company, the fact that increases in the volume of this commodity were greater than its proportion of the total traffic mix accounts for much of the decrease in the average revenue per conventional carload. The increased traffic volume for the nine month period and for the quarter is attributable to improving economic conditions which first became evident late in the third quarter of 1996.

Other operating revenues consist primarily of reimbursements the Company receives from freight customers and other third parties for work performed by its Maintenance of Way and Equipment Departments. The amount of such revenues can vary significantly from period to period.

Total operating expenses for the nine month period increased by 1% and for the quarter decreased by 8% from the comparable 1996 periods. Many of the Company's expenses are of a relatively fixed nature and, therefore, do not increase proportionally with changes in operating revenue. The decrease in total operating expenses for the third quarter of 1997 from the third quarter of 1996 and the small increase for the nine month period result, to a large degree, from the fact that a larger portion of maintenance of way payroll and overhead costs were capitalized in connection with capital improvements to the Company's track structure and bridges or were reimbursed through government grants for grade crossing improvements in 1997 than in 1996. Total capitalized track expenses and recovered costs for the nine month period ended September 30, 1997 amounted to $2,685,000 compared with $1,350,000 in 1996, an increase of $1,335,000. Capitalized track expenses and recovered costs for the third quarter of 1997 amounted to $1,372,000 compared with $340,000 in 1996, an increase of $1,032,000.

Interest expense was virtually unchanged between periods, due to the fact that lower levels of long term debt outstanding during the nine month period and third quarter of 1997 were largely offset by increased levels of short term borrowings.

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

                                PART II

Item 6.Exhibits and Reports on Form 8-K

       (b)No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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


DATED:  November 12, 1997