Form 10-K
period 1997-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 1998-03-10
CIK 831968

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1997

    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________to _______________

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

As of February 18, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $20,596,197. (For this purpose, all directors of the Registrant are considered affiliates.)

As of February 18, 1998, the Registrant had 2,222,830 shares of Common Stock outstanding.

Documents Incorporated by Reference -
None

Exhibit Index - Page IV-1.

                             PART I

Item 1. Business


 Providence and Worcester Railroad Company ("P&W") is a regional freight railroad operating in Massachusetts, Rhode Island, Connecticut and New York. The Company is the only interstate freight carrier serving the State of Rhode Island and possesses the exclusive and perpetual right to conduct freight operations over the Northeast Corridor between New Haven, Connecticut and the Massachusetts/Rhode Island border. Since commencing independent operations in 1973, the Company, through a series of acquisitions of connecting lines, has grown from 45 miles of track to its current system of approximately 515 miles. P&W operates the largest double stack intermodal terminal facilities in New England in Worcester, Massachusetts, a strategic location for regional transportation and distribution enterprises.

 The Company transports a wide variety of commodities for its customers, including construction aggregate, iron and steel products, chemicals, lumber, scrap metals, plastic resins, cement, processed foods and edible food stuffs, such as frozen foods, corn syrup and animal and vegetable oils. Its customers include The Dow Chemical Company, Exxon Corporation, Frito-Lay, Inc., General Dynamics Corporation, Getty Petroleum Marketing Inc., International Paper Company, Leggett & Platt, Incorporated, Mobil Oil Corporation, R.R. Donnelly & Sons and Tilcon Connecticut, Inc. In 1997, P&W transported over 31,000 carloads of freight and over 43,000 intermodal containers, representing an increase of 14.0% and 9.3%, respectively, over 1996 volumes. The Company also generates income through sales of properties, grants of easements and licenses and leases of land and tracks.

 P&W's connections to multiple Class I railroads, either directly or through connections with regional and short-line carriers, provide the Company with a competitive advantage by allowing it to offer creative pricing and routing alternatives to its customers. In addition, the Company's commitment to maintaining its track and equipment to high standards enables P&W to provide fast, reliable and efficient service.


Industry Overview

 General

  Railroads are divided into three classes based on operating revenues: Class I, $255 million or more; Class II, $20.4 million to $255 million; and Class III, less than $20.4 million. As aresult of mergers and consolidations, there are only nine Class I railroads in the country. These large systems handle 91% of the nation's rail freight business.

  The rail freight industry underwent a revitalization after the passage of the Staggers Rail Act, which deregulated the pricing and types of services provided by railroads. As a result, railroads were able to achieve significant productivity gains and operating cost decreases while gaining pricing flexibility. Rail freight service became more competitive with other transportation modes with respect to both quality and price. The volume of freight moved by rail has risen dramatically since 1980 and profitability has improved significantly.

  One result of the revitalization of the industry has been the growth of regional (over 350 miles) and short-line railroads, which has been fueled by a trend among Class I railroads to divest certain branch lines in order to focus on their long-haul core systems. There are now more than 500 of these regional and short-line railroads. They operate in all 50 states, account for over one-fourth of all rail track, employ 11% of all rail workers and generate about 9% of all rail revenue.

  Generally, freight railroads handle two types of traffic: conventional carloads and intermodal containers used in the shipment of goods via more than one mode of transportation, e.g., by ship, rail and truck. By using a hub-and-spoke approach to shipping, multiple containers can be moved by rails to and from an intermodal terminal and then either delivered to their final destinations by trucks or transferred to ships for export. Over the past decade, commodity shippers have increasingly turned to intermodal transportation principally as an alternative to long-haul trucking. The development of new intermodal technology, which allows containers to be moved by rail double stacked (i.e., stacked one on top of the other) in specially designed railcars, together with increasing highway traffic congestion and the shortage of long-haul truck drivers have contributed to this trend.


 Break Up of Conrail

  In October 1996, CSX Corporation ("CSX") and Consolidated Rail Corporation ("Conrail") announced plans to merge. In response to the merger announcement, Norfolk Southern announced a competing tender offer to acquire Conrail. Subsequently, CSX and Norfolk Southern Railroad ("Norfolk Southern") agreed to divide Conrail and filed for approval of the transaction with the STB in June 1997. Based upon management's review of publicly available information currently included in the filing regarding the breakup of Conrail, CSX will acquire all of Conrail's properties and operating rights in New England.

  While the impact of the proposed merger on future traffic patterns and the resultant effect on P&W's railroad operations are uncertain at this time, P&W does not anticipate any significant negative impact as a result of the merger, and believes that the merger may create additional business for the Company as a result of longer Class I single line service on competitive routes. Furthermore, the continued implementation of the North American Free Trade Agreement is expected to increase trade between the northeast and South American manufacturing centers via Gulf Coast ports. The introduction of longer single line service between the southeast and New England via CSX, together with P&W's intermodal facility, should position the Company to capture more international and domestic double stack containerized cargo.


Regional Developments

  There are a number of development projects underway in New England to increase port capacity along the extensive coastline and to improve the intermodal transportation and distribution infrastructure in the region. These projects present significant opportunities for the Company to increase its business.


 Quonset/Davisville

 The State of Rhode Island has proposed a development plan for a 3,000 acre industrial park, commonly known as ''Quonset/Davisville,'' located near the entrance of Narragansett Bay. The site, which is owned by the Rhode Island Economic Development Corporation, contains nearly 1,000 acres of developable property, three active piers, an on-site airport and on-site rail. The plan contemplates creating the largest on-dock double stack container and tri-level auto rail facility in New England with a deepwater port and related facilities, including increased intermodal container storage and automobile handling capacity. To facilitate the port development, the State plans a $120 million freight rail improvement project to be funded with both State and federal funds which will provide additional track capacity and double stack clearances on the Northeast Corridor between Quonset/Davisville and the Company's mainline connection at Central Falls, Rhode Island. The freight rail improvement project and first phase of the proposed development will require numerous governmental approvals and will take approximately four years to implement. The State's plan anticipates that, upon completion of the proposed development, Quonset/Davisville will become a substantial port of entry for automobiles, containerized cargo and other commodities and will generate substantial additional rail traffic to and from the industrial park.

 Massachusetts Highway Improvement Program

  The Commonwealth of Massachusetts is in the process of implementing a $250 million highway reconstruction project to create a direct Worcester connection to the Massachusetts Turnpike and significantly increase traffic capacity on the highway connecting Providence and Worcester. A population of 7.2 million resides within a 50 miles radius of Worcester. The highway project, which is scheduled in phases for completion over the next three years, is expected to significantly improve access and shorten travel times to and from Worcester for this population as well as businesses located throughout New England.


 Port of New Haven

  The State of Connecticut is in the process of rebuilding the Tomlinson Bridge in New Haven, which will provide rail access to the Port of New Haven. In conjunction with this project, the Company is working with the City of New Haven and area users of the rail systems to fund a design for the restoration of local street rail service directly to port properties. Completion of this project, which is scheduled for late 2000, will provide the Company with increased access to customers at the Port of New Haven.


Railroad Operations
  The Company's rail freight system extends over approximately 515 miles of track. The Company interchanges freight traffic with Conrail at Worcester, Massachusetts and at New Haven, Connecticut; with the Springfield Terminal Railway Company (formerly Boston and Maine Railroad) at Gardner, Massachusetts; with the New England Central Railroad (formerly Central Vermont Railway) at New London, Connecticut; and with the New York and Atlantic Railroad (formerly Long Island Railroad) at Fresh Pond Junction on Long Island. Through its connections, P&W links 79 communities on its lines. It operates four classification yards (areas containing tracks used to group freight cars destined for a particular industry or interchange), located in Worcester, Massachusetts, Cumberland, Rhode Island and Plainfield and New Haven, Connecticut.

  By agreement with a private operator, the Company operates two approved customs intermodal yards in Worcester. A customs intermodal yard is an area containing tracks used for the loading and unloading of containers. These yards are U.S. Customs bonded, and international traffic must be inspected and approved by U.S. Customs officials. The intermodal facility serves primarily as a terminal for movement of container traffic from the Far East destined for points in New England. Several major container ship lines utilize double stack train service through this terminal. P&W works closely with the terminal operator to develop and maintain strong relationships with steamship lines involved in international intermodal transportation.


 Customers

  The Company serves over 150 customers in Massachusetts, Rhode Island, Connecticut and New York. The Company's 10 largest customers accounted for approximately 51.5% of operating revenues in 1997. In 1997, Tilcon Connecticut, Inc., which ships construction aggregate from three separate quarries on P&W's system to asphalt production plants in Connecticut and New York, accounted for approximately 15.1% of the Company's operating revenues. No other customer accounted for 10% or more of its total operating revenues in 1997.

  In recent years, P&W has benefited from the expansion of existing customers' facilities as well as the location of new customers on its railroad. For example, during 1997, two of the Company's manufacturing customers increased production at facilities on P&W's lines by approximately 35% and 25%, respectively, which resulted in increased rail service to these companies. In the past two years, the development of Quonset/Davisville and growth of certain customers' operations at this industrial park has resulted in a 29% increase in the Company's rail traffic to and from the park.

  Certain other P&W customers have recently made or announced developments that the Company anticipates will provide increased revenues. For example, a food distributor in Worcester was recently awarded a contract to distribute frozen french fries to fast food restaurants in the New England region. In addition, a major office supply retailer has recently concluded construction of a regional, rail-served distribution facility in Killingly, Connecticut and is now receiving rail service from the Company.


 Markets

  The Company transports a wide variety of commodities for its customers. In 1997, chemicals and plastics and construction aggregate were the two largest commodity groups transported by the Company, constituting 42% and 20%, respectively, of conventional carload freight revenues. The following table summarizes the Company's conventional carload freight revenues by commodity group as a percentage of such revenues:

  Commodity                               1993   1994   1995   1996   1997

Chemicals and Plastics                     46%    46%    44%    43%    42%
Construction Aggregate                     11     15     18     18     20
Food and Agricultural                      16     16     17     17     15
Forest and Paper Products                  15     14     13     14     13
Scrap Metal and Waste                       4      3      3      3      5
Other                                       8      6      5      5      5
                                         _____  _____  _____  _____  _____
 Total                                    100%   100%   100%   100%   100%


 Sales and Marketing

  P&W's sales and marketing staff of three people has over 45 years of combined experience in pricing and marketing railroad services. The sales and marketing staff focuses on understanding and addressing the raw material requirements and transportation needs of its existing customers and businesses on its lines. The staff grows existing business by maintaining close working relationships with both customers and connecting carriers. The sales and marketing staff strives to generate new business for the Company through (i) targeting companies already on P&W's rail lines but not currently using rail services, (ii) working with state and local development officials, developers and real estate brokers to encourage the development of industry on the Company's rail lines and (iii) identifying and targeting the non-rail transportation of goods into and out of the region in which the Company operates. Unlike many other regional and short-line railroads, the Company is able to offer its customers creative pricing and routing alternatives because of its multiple connections to other carriers.


 Safety

  An important component of the Company's operating strategy is conducting safe railroad operations for the benefit and protection of employees, customers and the communities served by its rail lines. Since commencing active operations in 1973, the Company has committed significant resources to track maintenance to minimize the risk of derailments and believes its rail system is in good condition.

  Employee safety is also an important part of the Company's operating policy. P&W has dramatically reduced the frequency and severity of employee injuries through a comprehensive safety program which includes extensive training, personal protection equipment and incentives. Employees attend annual classes and take annual exams regarding operating and safety rules and practices. The Company's safety program also includes a hot line which is used to report safety issues directly to the safety director, a safety suggestion program which includes financial incentives and a peer recognition program for colleagues to discuss safety rules and good work habits. Since it began its safety program in 1981, the Company has made dramatic improvements to its safety records both in terms of the frequency and severity of injuries while significantly increasing its operations and expanding its workforce. Reportable injuries have declined to below 10 incidents per year for the past five years, as compared to over 100 reportable injuries in 1981. The Company has won three E.H. Harriman industry safety awards in the last five years.


 Rail Traffic

  Rail traffic is classified as on-line or overhead traffic. On-line traffic is traffic that originates or terminates with shippers located on a railroad. Overhead traffic passes from one connecting carrier to another and neither originates nor terminates with shippers located on a railroad. Presently, P&W is solely an on-line carrier but expects to provide overhead service in the future for certain rail traffic to and from Long Island.

  Rail freight rates can be in various forms. Generally, customers are given a ''through'' rate, a single figure encompassing the rail transportation of a commodity from point of origin to point of destination, regardless of the number of carriers which handle the car. Rates are developed by the carriers based on the commodity, volume, distance and competitive market considerations. The entire freight bill is paid either to the originating carrier (''prepaid'') or to the destination carrier (''collect'') and divided between all carriers which handle the move. The basis for the division varies and can be based on factors (or revenue requirements) independently established by each carrier which comprise the through rate, or on a percentage basis established by division agreements among the carriers. A carrier such as P&W, which actually places the car at the customer's location and attends to the customer's daily switching requirements, receives revenue greater than an amount based simply on mileage hauled.


 Employees

 As of January 1, 1998, the Company had 147 full-time employees, 112 of which were represented by three national railroad labor organizations. The Company's employees have been represented by unions since the Company commenced independent operations in 1973.

  The Company's initial agreement with the United Transportation Union covering the trainmen was unusual in the railroad industry since it provided the Company with discretion in determining crew sizes, eliminated craft distinctions and provided a guaranteed annual wage for a maximum number of hours worked. The Company's collective bargaining agreements have been in effect since February 1973 for trainmen, since May 1974 for clerical employees, dispatchers and police and since June 1974 for maintenance employees. These contracts do not expire but are subject to re-negotiation after the agreed-upon moratoriums.
The moratorium periods are typically three to five years in length. The labor agreements may next be amended at June 1, 1998 for the United Transportation Union (trainmen), December 31, 1999 for the Transportation Communication Union (clerical) and July 1, 2000 for the Brotherhood of Railroad Signalmen (maintenance). The Company considers its employee and labor relations to be good.


Competition

 The Company is the only rail carrier serving businesses located on-line. However, the Company competes with other carriers in the location of new rail-oriented businesses in the region. The Company also competes with other modes of transportation, particularly long-haul trucking companies, for the transportation of commodities. Any improvement in the cost or quality of these alternate modes of transportation, for example, legislation granting material increases in truck size or allowable weight, could increase competition and may materially adversely affect the Company's business and results of operations. As a means of competing, P&W strives to offer greater convenience and better service than competing carriers and at costs lower than some competing non-rail carriers. The Company also competes by participating in efforts to attract new industry to the areas which it serves.

 Certain rail competitors, including Conrail and CSX, are larger or better capitalized than the Company. While P&W believes the acquisition and division of Conrail will lead to expansion opportunities, the Conrail transaction may lead to increased competition with other freight railroads, particularly in Massachusetts, and efforts by CSX and Norfolk Southern to reduce revenue to connecting regional and short-line carriers.

 The Company believes that its ability to grow depends, in part, upon its ability to acquire additional connecting rail lines. In making acquisitions, P&W competes with other short-line and regional rail operators, some of which are larger and have greater financial resources than the Company.


Governmental Regulation

 The Company is subject to governmental regulation by the United States Surface Transportation Board ("the STB"), the Federal Railroad Administration ("the FRA") and other federal, state and local regulatory authorities with respect to certain rates and railroad operations, as well as a variety of health, safety, labor, environmental and other matters, all of which could potentially affect the competitive position and profitability of the Company. Additionally, the Company is subject to STB regulation and may be required to obtain STB approval prior to its acquisition of any new railroad properties. Management of the Company believes that the regulatory freedoms granted by the Staggers Rail Act have been beneficial to the Company by giving it flexibility to adjust prices and operations to respond to market forces and industry changes. However, various interests, and certain members of the United States House of Representatives and Senate (which have jurisdiction over federal regulation of railroads), have from time to time expressed their intention to support legislation that would eliminate or reduce significant freedoms granted by the Staggers Rail Act.

 As a result of the planned introduction of high speed passenger service on the Northeast Corridor, the FRA has issued an order requiring that all locomotives operating on the Northeast Corridor between New Haven and Boston be equipped with automatic civil speed enforcement systems, the cost of which is anticipated to be at least $45,000 per locomotive. The proposed order does not address whether the federally funded high speed project or the Company will bear the costs of required locomotive retrofits.


Environmental Matters

 The Company's railroad operations and real estate ownership are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters and the handling, storage, transportation and disposal of waste and other materials. The Company handles, stores, transports and disposes of petroleum and other hazardous substances and wastes. The Company also transports hazardous substances for third parties and arranges for the disposal of hazardous wastes generated by the Company. The Company believes that it is in material compliance with applicable environmental laws and regulations.


Item 2. Properties

 Track

  P&W's rail system extends over approximately 515 miles of track, of which it owns approximately 170 miles. The Company has the right to use the remaining 345 miles pursuant to perpetual easements and long-term trackage rights agreements. Under certain of these agreements, the Company pays fees based on usage.

  Of the approximately 515 miles of track on which the Company operates, 341 miles, or 66%, are in FRA Class 3 condition or better, which permits speeds of 40 miles per hour for freight trains. An additional 59 miles of track, or 12%, of the Company's trackage are in FRA Class 2 condition, which permits speeds up to 25 miles per hour. The remaining 116 miles, or 22%, are in FRA Class 1 or FRA Excepted condition, which permits maximum speeds of 10 miles per hour. Of the 116 miles of FRA Class 1 or FRA Excepted track, 35 miles, or 30%, are owned and maintained by other railroads; of the remaining 81 miles of FRA Class 1 or FRA Excepted track, the Company operates on only 35 miles, or 30%, and the balance of 46 miles, or 40%, is not currently in use. The following chart shows the percentage value of the Company's trackage by FRA classification.

  Part of the Company's operating strategy is to maintain and improve the classification of its trackage in order to allow the Company to operate at maximum freight train speeds to consistently provide its customers with fast, reliable and efficient rail service. P&W believes that regular track maintenance is important to the long-term prosperity of the Company. The Company is responsible for maintaining 207 of the 515 miles of track included within its operating system. Of the remaining 308 miles of track, 186 miles are maintained by Amtrak and 122 miles are maintained by other railroads or are currently not in use. Substantially all of the mainline track owned by the Company is maintained in FRA Class 3 condition.

  Of the approximately 515 miles of the Company's system, 283 miles, or 55%, are located in Connecticut, 103 miles, or 20%, are located in Massachusetts, 102 miles, or 20%, are located in Rhode Island and 28 miles, or 5%, are located in New York.


 Rail Facilities

  P&W owns land and a building with approximately 69,500 square feet of floor space in Worcester, Massachusetts. The building houses the Company's executive and administrative offices and some of the Company's storage space. Approximately 2,100 square feet are leased to an outside tenant.

  The Company owns and operates three principal classification yards located in Worcester, Massachusetts, Cumberland, Rhode Island and Plainfield, Connecticut and also operates a classification yard in New Haven, Connecticut. In addition, the Company has maintenance facilities in Plainfield and Worcester. P&W plans to expand the Worcester facility in order to increase the efficiency of routine maintenance and repairs and increase the Company's ability to provide contract maintenance. P&W believes that its executive and administrative office facilities, classification yards and maintenance facilities are adequate to support its current level of operations.

 Other Properties
  The Company owns or has the right to use a total of approximately 130 acres of real estate located along the principal railroad lines from downtown Providence through Pawtucket, Rhode Island. Of this amount, P&W owns approximately eight acres in Pawtucket and has a perpetual easement for railroad purposes over the remaining 122 acres.

  The Company has invested approximately $11 million in the development of the South Quay, which is adjacent to 12 acres of land owned by the Company. This investment has resulted in the creation of approximately 33 acres of waterfront land that are the subject of a title dispute pending before the Rhode Island Supreme Court. See ''Item 3 Legal Proceedings.''

  P&W actively manages its real estate assets in order to maximize revenues. The income from property management is derived from sales and leasing of properties and tracks and grants of easements to government agencies, utility companies and other parties for the installation of overhead or underground cables, pipelines and transmission wires as well as recreational uses such as bike paths. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations.''

 Rolling Stock

  The following schedule sets forth the rolling stock owned by the Company as of December 31, 1997:

 Description                                         Number

 Locomotive                                            24
 Gondola                                               37
 Flat Car                                               4
 Ballast Car                                           36
 Passenger Equipment                                    5
 Caboose                                                2
                                                      ___
   Total                                              108

  The 24 diesel electric locomotives are used on a daily basis, are maintained to a high standard, comply with all FRA and Association of American Railroads rules and regulations and are adequate for the needs of the Company's freight operations. The 37 100-ton capacity gondolas and four flat cars are considered modern rail cars and are used by certain P&W customers. Other rail freight customers use their own freight cars or obtain such equipment from other sources. The 36 ballast cars are used in track maintenance. From time to time, the Company has leased ballast cars to other adjoining railroads. The passenger equipment and cabooses are not utilized in P&W's rail freight operations but are used on an occasional basis for Company functions, excursions and charter trips.


 Equipment

  P&W has a state-of-the-art digital touch control dispatching system at its Worcester operations center permitting two-way radio contact with every train crew and maintenance vehicle on its lines. The system also enables each train crew to maintain radio contact with other crew members. The Company maintains a computer facility in Worcester with back-up computer facilities in Worcester and Plainfield, Connecticut to assure the Company's ability to operate in the event of disruption of service in Worcester. The Company also has state-of-the-art automatic train defect detectors at strategic locations which inspect passing trains and audibly communicate the results to train crews and dispatchers in order to protect against equipment failure en route.

  The Company maintains a modern fleet of track maintenance equipment and aggressively pursues available opportunities to work with federal and state agencies for the rehabilitation of bridges, grade crossings and track. The Company's locomotives are equipped with the cab signal technology necessary for operations on the Northeast Corridor and will be equipped with automatic civil speed enforcement systems which will be required upon the introduction of high speed passenger service on the Northeast Corridor scheduled for late 1999.


Item 3. Legal Proceedings

  In 1995, the Company entered into a Settlement Agreement with the Selling Shareholder, Bestfoods, pursuant to which Bestfoods (formerly known as CPC International, Inc.) released the Company from any claims arising out of the contamination of certain property formerly owned by a subsidiary of Bestfoods. Bestfoods' insurance carrier (which to date has denied coverage to Bestfoods) has notified the Company that it intends to bring suit against the Company to enforce its alleged rights of subrogation. The Company believes that since Bestfoods has released the Company from any liability, its carrier has no right of subrogation and its claim is without merit. Moreover, under the Settlement Agreement, Bestfoods is obligated to defend, indemnify and hold harmless the Company for any claims which arise from such contamination, including claims of the insurance carrier.

  The Company has invested approximately $11 million in the development of the South Quay, approximately 33 acres of reclaimed formerly tide flowed land which is adjacent to 12 acres owned by the Company. On April 25, 1996, the Company filed an action in Rhode Island Superior Court seeking to confirm the Company's fee simple absolute title in the South Quay. The State of Rhode Island and the Rhode Island Coastal Resources Management Council ("the Coastal Council") objected to the Company's petition. Acting on motions for summary judgment filed by both sides, the Superior Court ruled that the Company is the owner of the South Quay in fee simple absolute. The State and Coastal Council have appealed this decision to the Rhode Island Supreme Court. The Company intends to vigorously defend the appeal and advocate that the Rhode Island Supreme Court should affirm the Superior Court decision. A decision from the Rhode Island Supreme Court is expected in 1999. A finding that the Company possesses only a 50 year license should not prevent the utilization of the South Quay as an intermodal facility.

  In connection with the division of Conrail, the Company instituted a lawsuit against Conrail in the United States District Court in the District of Columbia on November 12, 1997 in which the Company contends that, pursuant to a 1982 Order of the United States Special Court established pursuant to the Regional Rail Reorganization Act of 1973, the Company is entitled to acquire New Haven Station and that Conrail is not permitted to convey it to CSX. New Haven Station includes all of Conrail's rail properties in New Haven and related facilities (including a classification yard) necessary for the operations of P&W. Conrail disagrees with the Company's position. On January 22, 1998, the District Court dismissed the Company's claim without prejudice, finding that its claim was not ripe for adjudication prior to the STB's decision on the breakup of Conrail. The Company plans to reinstitute the claim when it is ripe for adjudication.


Item 4. Submission of Matters to a Vote of Security Holders

 Not applicable.

                                Part II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

           PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

  The Common Stock is quoted on the AMEX under the symbol ''PWX.'' Prior to March 5, 1997, the Common Stock was traded on The Nasdaq National Market (''NASDAQ'') under the symbol ''PWRR.'' The following table sets forth, for the periods indicated, the high and low sale price per share for the Common Stock as reported on the AMEX and NASDAQ. Also included are dividends paid per share of Preferred Stock and Common Stock during these quarterly periods.

                                  Common Stock
                                  Trading Prices   Dividends   Paid
                                  High     Low     Preferred   Common
1996
 First Quarter                    $8 1/2 $6 3/4      $ -0-    $ -0-
 Second Quarter                    8 1/2  7 1/2       5.00      .05
 Third Quarter                     8 1/2  6 1/2        -0-      -0-
 Fourth Quarter                    8      6 1/2        -0-      .05
1997
 First Quarter                    10 3/8  7 1/2       5.00      -0-
 Second Quarter                   12 1/2  9 3/4        -0-      .06
 Third Quarter                    14 1/4 10 5/8        -0-      -0-
 Fourth Quarter                   22 1/4 13 1/4        -0-      .06
1998
 First Quarter                    18 7/8 15 5/8       5.00      .03


 On February 27, 1998, the last reported sale price of the Common Stock on the AMEX was $17.375 per share. As of February 27, 1998, there were approximately 705 holders of record of the Common Stock.

 The Company has paid semi-annual dividends on the Common Stock and an annual non-cumulative 10% dividend on the Preferred Stock since 1989. The non-cumulative Preferred Stock dividend is fixed by the Company's Charter at the rate of $5.00 per share per year, out of funds legally available for the payment of dividends. In 1997, the Company raised its Common Stock dividend 20%, from $.05 a share semi-annually to $.06 a share. At a meeting of the Board of Directors held January 28, 1998, the Board modified the Company's dividend policy to pay a $.03 per share dividend on the Common Stock quarterly. Although the Board of Directors presently anticipates continuing this policy, the declaration of cash dividends on the Common Stock will be at the discretion of the Board of Directors based on the Company's earnings, financial condition, capital requirements and other relevant factors, including applicable law and any restrictions set forth in credit facilities entered into by the Company. Currently, the terms of the Massachusetts Capital Resource Company ("MCRC") Note limit dividend payments to 25% of the Company's net income.

Item 6. Selected Financial Data

 The selected financial data set forth below has been derived from audited financial statements. The data should be read in conjunction with the Company's audited financial statements and notes thereto and ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the other information included elsewhere in this annual report.

                                         Years Ended December 31,
                                    1993    1994    1995    1996    1997
                                 (in thousands, except per share amounts)
Income Statement Data:
 Operating revenues               $18,657 $20,292 $19,778 $19,456 $22,083
 Operating expenses                16,336  17,202  17,677  17,714  18,333
                                  _______ _______ _______ _______ _______
 Income from operations             2,321   3,090   2,101   1,742   3,750
 Other income                         707   1,206     581   1,660     638
 Interest expense                  (1,353) (1,285) (1,175) (1,371) (1,358)
                                  _______ _______ _______ _______ _______
 Income before income taxes         1,675   3,011   1,507   2,031   3,030
 Provision for income taxes           570   1,200     590     780   1,100
                                  _______ _______ _______ _______ _______
 Net income                         1,105   1,811     917   1,251   1,930
 Preferred Stock dividend              32      31       3       3       3
                                  _______ _______ _______ _______ _______
 Net income available to
  common shareholders              $1,073  $1,780  $  914  $1,248  $1,927
                                  _______ _______ _______ _______ _______
 Basic income per share            $ 0.76  $ 0.99  $ 0.45  $ 0.57  $ 0.87
                                  _______ _______ _______ _______ _______
 Diluted income per share          $ 0.54  $ 0.87  $ 0.43  $ 0.54  $ 0.81
                                  _______ _______ _______ _______ _______
 Weighted average shares-basic(a)   1,406   1,796   2,043   2,178   2,209
                                  _______ _______ _______ _______ _______
 Weighted average shares-diluted(a) 2,042   2,077   2,136   2,461   2,489
                                  _______ _______ _______ _______ _______
 Cash dividends declared on
  Common Stock                       $141  $  173  $  205  $  218  $  267

                                               At December 31,

                                    1993    1994    1995    1996    1997
Balance Sheet Data:
 Total assets                     $60,706 $61,496 $68,012 $68,491 $71,212
 Short-term debt                    1,590     758     612   2,117   2,281
 Long-term debt, less current
  Portion                          11,378  10,485  12,977  12,131  11,916
 Shareholders' equity              31,113  32,914  34,455  36,061  38,038



 (a) The income per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, ''Earnings per Share.'' See Note 1 to the Company's audited financial statements included elsewhere in this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in connection with the Company's audited financial statements and notes thereto included elsewhere in this annual report.

  This annual report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements

Overview

  The Company is a regional freight railroad operating in Massachusetts, Rhode Island, Connecticut and New York.

  The Company generates operating revenues primarily from the movement of freight in both conventional freight cars and in intermodal containers on flat cars over its rail lines. Freight revenues are recorded at the time delivery is made to the customer or the connecting carrier. Modest non-freight operating revenues are derived from demurrage, switching, weighing, special train and other transportation services as well as from services rendered to freight customers and other outside parties by the Company's Maintenance of Way, Communications and Signals and Maintenance of Equipment Departments. Operating revenues also include amortization of deferred grant income.

  The Company's operating expenses consist of salaries and wages and related payroll taxes and employee benefits, depreciation, insurance and casualty claim expense, diesel fuel, car hire, property taxes, materials and supplies, purchased services and other expenses. Many of the Company's operating expenses are of a relatively fixed nature and do not increase or decrease proportionately with increases or decreases in operating revenues unless the Company's management takes specific actions to restructure the Company's operations.

  When comparing the Company's results of operations from one year to another, the following factors should be taken into consideration. First, the Company has historically experienced fluctuations in operating revenues and expenses due to unpredictable events such as one-time freight moves and customer plant expansions and shut-downs. Second, the Company's freight volumes are susceptible to increases and decreases due to changes in national and regional economic conditions.

  The Company also generates income through sales of properties, grants of easements and licenses and leases of land and tracks. Income or loss from sale, condemnation and disposal of property and equipment and grants of easements is recorded at the time the transaction is consummated and collectibility is assured. This income varies significantly from year to year. Over the last ten years, such income has ranged from a low of $460,000 to a high of $2.6 million with an annual average over this period of $1.3 million.

  The Company has one customer, Tilcon Connecticut, Inc., which accounted for approximately 12.1%, 12.6% and 15.1% of its operating revenues in 1995, 1996 and 1997, respectively. The Company does not believe that this customer will cease to be a rail shipper or will significantly decrease its freight volume in the foreseeable future. In the event that this customer should cease or significantly reduce its rail freight operations, management believes that the Company could restructure its operations to reduce operating costs by an amount sufficient to offset the decrease in operating revenues.

Results of Operations

 The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                                           Years Ended December 31,
                                    1995             1996            1997
                                      (in thousands, except percentages)
Freight Revenues:
 Conventional carloads         $17,352  87.7%  $17,050   87.6%  $19,001  86.0%
 Containers                      1,524   7.7     1,508    7.8     1,675   7.6
Non-Freight Operating Revenues:
 Transportation services           528   2.7       455    2.3       632   2.9
 Other                             374   1.9       443    2.3       775   3.5
                               _______  _____  _______  _____   _______  ____
   Total                       $19,778   100%  $19,456   100%   $22,083  100%

 The following table sets forth conventional carload freight revenues by commodity group in dollars and as a percentage of such revenues:

                                           Years Ended December 31,
                                    1995             1996            1997
                                      (in thousands, except percentages)
Chemicals and plastics         $ 7,548  43.5%  $ 7,366   43.2%  $ 8,000  42.1%
Construction aggregate           3,054  17.6     3,086   18.1     3,762  19.8
Food and agricultural products   3,019  17.4     2,864   16.8     2,831  14.9
Forest and paper products        2,308  13.3     2,319   13.6     2,546  13.4
Scrap metal and waste              538   3.1       477    2.8       969   5.1
 Other                             885   5.1       938    5.5       893   4.7
                               _______ _____   _______  _____   _______ _____
   Total                       $17,352 100.0   $17,050  100.0   $19,001 100.0


  The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                           Years Ended December 31,
                                    1995             1996            1997
                                      (in thousands, except percentages)
Salaries, wages, payroll taxes
  and employee benefits        $ 9,997  50.6%  $10,686   54.9%  $11,023  49.9%
Casualties and insurance         1,373   6.9       800    4.1       572   2.6
Depreciation                     1,790   9.1     1,940   10.0     2,054   9.3
Diesel fuel                        522   2.6       656    3.4       708   3.2
Car hire, net                      708   3.6       605    3.1       598   2.7
Purchased services, including
  legal and professional fees    1,749   8.8     1,213    6.2     1,762   8.0
Repairs and maintenance of
  Equipment                        714   3.6       687    3.5       943   4.3
Track and signal materials       1,877   9.5     1,257    6.4     1,866   8.4
Other materials and supplies       796   4.0       848    4.4     1,012   4.6
Other                            1,302   6.6     1,318    6.8     1,325   6.0
                               _______ _____   _______  _____   _______  ____
  Total                         20,828 105.3    20,010  102.8    21,863  99.0
 Less capitalized and recovered
   costs                         3,151  15.9     2,296   11.8     3,530  16.0
                               _______ _____   _______  _____   _______  ____
     Total                     $17,677  89.4%  $17,714   91.0%  $18,333  83.0%

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

 Operating Revenues

  Operating revenues increased $2.6 million, or 13.5%, to $22.1 million in 1997 from $19.5 million in 1996. This increase was comprised of a $2.0 million (11.4%) increase in conventional freight revenues, a $167,000 (11.1%) increase in net container freight revenues and a $509,000 (56.7%) increase in non-freight operating revenues.

  The increases in conventional and container freight revenues were primarily the result of increases in freight traffic volume. The Company's conventional freight carloadings increased by 3,806, or 14.0%, to 31,047 carloadings in 1997 from 27,241 in 1996. Total intermodal containers handled increased by 3,707, or 9.3%, to 43,408 containers in 1997 from 39,701 in 1996. Average revenue per conventional carloading decreased slightly, principally due to a shift in the relative volume of commodities handled toward construction aggregates, which command a comparatively lower freight rate. The average rate received per intermodal container increased slightly due to rate increases attributable to increases in certain railroad industry cost indices.

  The Company experienced increases in shipments by many of the Company's freight customers, attributable primarily to improved national and regional economic conditions as well as the Company's marketing efforts. The increase also reflected the addition of several new customers utilizing the Company's rail services.

  The $509,000 increase in non-freight operating revenues resulted primarily from increases in Maintenance of Way Department billings and from special train and other transportation revenues. Such revenues can vary significantly from year to year depending upon customer needs.


 Operating Expenses

  Operating expenses increased $619,000, or 3.5%, to $18.3 million in 1997 from $17.7 million in 1996. Operating expenses as a percentage of operating revenues (''operating ratio''), however, decreased to 83.0% in 1997 from 91.0% in 1996. The small increase in operating expenses and the decrease in the operating ratio were attributable to the relatively fixed nature of the Company's operating expenses and the fact that capitalized costs for track and bridge projects as well as costs recovered from government grants for public improvements, such as surfacing and signals for grade crossings, increased $1.2 million, or 53.7%, to $3.5 million in 1997 from $2.3 million in 1996.

  Casualties and insurance expense decreased $228,000, or 28.5%, to $572,000 in 1997 from $800,000 in 1996, principally due to the absence of any expenditures in 1997 for casualty losses in excess of amounts previously reserved. Casualty loss expense was $171,000 in 1996.

  Purchased services and track and signal materials expense increased $1.2 million, or 46.9%, to $3.6 million in 1997 from $2.5 million in 1996. This increase was primarily attributable to the increased capital projects and cost recovery programs carried out in 1997.

Other Income

  Other income decreased $1.0 million, or 61.6%, to $638,000 in 1997 from $1.7 million in 1996, due primarily to a decrease in net gains from the sale, condemnation and disposal of properties and easements. The 1996 amount reflected a $1.0 million condemnation award.

 Interest Expense

 Interest expense was virtually unchanged between 1996 and 1997. Interest on approximately $730,000 of debt incurred to finance the acquisition of three locomotives during the second quarter of 1997 was essentially offset by interest reductions resulting from principal payments on existing indebtedness.


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

 Operating Revenues

  Operating revenues decreased $322,000, or 1.6%, to $19.5 million in 1996 from $19.8 million in 1995. This decrease was comprised primarily of a $302,000 (1.7%) decrease in conventional carload revenues. Other non-freight operating revenues were virtually unchanged between the two years.

  The decreases in conventional and container freight revenues were primarily due to decreases in traffic volumes partially offset by higher average revenues received per conventional carloading and per container. The Company's conventional freight carloadings decreased 1,898, or 6.5%, to 27,241 carloadings in 1996 from 29,139 in 1995. Total intermodal containers handled decreased 1,510, or 3.7%, to 39,701 in 1996 from 41,211 in 1995. Increases in the average revenue received per conventional carloading were primarily due to a change in the mix of commodities toward higher revenue items while the increase in the average revenue received per container resulted from rate increases tied to increases in certain railroad industry cost indices.

  The decreases in both carload and container traffic volume in 1996 from 1995 were attributable to an economic slowdown which first became apparent late in the third quarter of 1995. Adverse weather conditions in the first quarter of 1996 also contributed to the decline in traffic. During the third quarter of 1996, as a result of improving economic conditions, conventional traffic volume began to return to 1995 levels. Conventional traffic volume for the fourth quarter of 1996 exceeded the prior year's level by 7.0% and, as previously noted, these higher traffic levels carried forward into 1997.


 Operating Expenses

  Operating expenses remained relatively stable at approximately $17.7 million in 1995 and 1996. The operating ratio increased in 1996 to 91.0% from 89.4% in 1995.

  Casualties and insurance expense decreased $573,000, or 41.7%, to $800,000 in 1996 from $1.4 million in 1995. This decrease was primarily attributable to a decrease in the cost of casualty and environmental claims, which decreased $557,000 to $171,000 in 1996 from $728,000 in 1995. The high level of claims in
1995 was attributable to a large environmental claim that was settled during that year.

  Purchased services and track and signal materials expense decreased $1.1 million, or 31.9%, to $2.5 million in 1996 from $3.6 million in 1995. This decrease was attributable to a lower level of capital projects and cost recovery programs carried out during 1996.

 Other Income

 Other income increased $1.1 million, or 185.7%, to $1.7 million in 1996 from $581,000 in 1995 due to substantially higher net gains realized from the sale, condemnation and disposal of properties and easements. In 1996, the Company received $1.0 million from the State of Rhode Island's condemnation of an abandoned rail line.


 Interest Expense

  Interest expense increased $196,000, or 16.7%, to $1.4 million in 1996 from $1.2 million in 1995. This increase was principally the result of interest on the subordinated note payable to MCRC, in the principal amount of $5.0 million, which originated in December 1995.


Liquidity and Capital Resources

  The Company has relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds to finance acquisitions and equipment needs, primarily rolling stock. The Company generated $3.2 million, $1.5 million and $3.5 million of cash from operations in 1995, 1996 and 1997, respectively. The Company's total cash and cash equivalents increased by $1.4 million in 1995, but decreased by $1.3 million and $167,000 in 1996 and 1997, respectively. The principal utilization of cash during the three-year period was for expenditures for property and equipment acquisitions, principal payments on long-term debt obligations, reduction of current liabilities and payment of dividends.

 During 1995, 1996 and 1997, the Company generated approximately $108,000, $1.3 million and $230,000, respectively, from the sales and disposals of properties not considered essential for railroad operations and from easements, including the $1.0 million condemnation award received in 1996. The Company holds various properties which could be made available for sale, lease, license or grants of easements. Revenues from sales of properties and easements can vary significantly from year to year.

  Substantially all of the mainline track owned by the Company meets FRA Class 3 standards (permitting freight train speeds of 40 miles per hour), and the Company intends to continue to maintain this track at this level. The Company expended $1.9 million, $1.9 million and $2.5 million for track structure and bridge improvements in 1995, 1996 and 1997, respectively. Deferred grant income in the amount of $785,000 in 1995, $671,000 in 1996 and $935,000 in 1997
financed a portion of these improvements. In addition, the Company received $588,000 of grant proceeds in 1997 to purchase track materials for a three-year track improvement project commenced in 1997, which the Company expects to complete by 2000. The track materials were purchased during 1997 and are included in ''materials and supplies'' on the accompanying balance sheet as of December 31, 1997. Management estimates that approximately $2.0 million of improvements to the Company's track structure and bridges will be made in 1998, provided that sufficient funds, including grant proceeds, are available. Improvements to the Company's track structure are made, for the most part, by the Company's Maintenance of Way Department personnel.

  The Company acquired and renovated three used locomotives during the second quarter of 1997 at a total cost of $730,000, financed through long-term borrowings from a commercial lender. Expenditures incurred on this project are included as expenditures for equipment additions in the accompanying statements of cash flows.

  The Company's principal bank renewed the Company's revolving line of credit in June 1997 and increased the maximum borrowings allowed from $1.5 million to $1.8 million. Loans in the amount of $1.4 million were outstanding under this line of credit as of December 31, 1997. The average interest rate for 1997 was 9.3%.

 The Company obtained $5.0 million from MCRC in December 1995 in exchange for a 10% subordinated note and warrants to purchase 200,000 shares of the Company's Common Stock at an exercise price of $7.10 per share. A portion of the proceeds was utilized to repay the outstanding principal balance on a $1.8 million term note. The remaining proceeds have been used for additions to property and equipment and for working capital purposes. MCRC must apply $1.4 million of the amount due on the MCRC note toward the exercise of the MCRC warrants upon the Company's consummation of a public offering of its Common Stock at a purchase price of not less than $14.20 per share which results in gross proceeds to the Company of not less than $10 million.

 At December 31, 1997, the Company had long-term senior debt and subordinated debt outstanding totaling $12.8 million, of which $931,000 is due within one year. Comparable figures at December 31, 1996 were $12.8 million and $677,000, respectively.

  The Company concluded an agreement in October 1997 to acquire all of the outstanding stock of Connecticut Central Railroad Company (''Conn Central'') in exchange for shares of Common Stock. The Company expects to complete this acquisition during the second quarter of 1998. Management is not able to predict the total impact of this acquisition upon future operations but estimates that rail freight revenues from existing customers of Conn Central will total approximately $500,000 per year at the current level of operations. In addition, management intends to pursue additional growth opportunities that may be available on these lines.

  In 1997, the Company paid dividends in the amount of $5.00 per share on its outstanding Preferred Stock and $0.12 per share on its outstanding Common Stock. Continued payment of such dividends is contingent upon the Company's continuing to have the necessary financial resources available and is limited by the MCRC agreement to 25% of the Company's net income.

  The Company believes that expected cash flows from operating activities and cash flows from financing activities will be sufficient to fund the Company's capital requirements for at least the next 12 months. To the extent that the Company is successful in consummating acquisitions or implementing its expansion plans, it may be necessary to finance such acquisitions or expansion plans through the issuance of additional equity securities, incurrence of indebtedness or both.


Inflation

  In recent years, inflation has not had a significant impact on the Company's operations.


Seasonality

  Historically, the Company's operating revenues are lowest for the first quarter due to the absence of aggregate shipments during this period and to winter weather conditions.


Year 2000 Compliance

 The Company operates a mainframe computer with a PC network and employs three in-house programmers who write and maintain a substantial portion of the Company's software programs. The Company utilizes Electronic Data Interchange and Interline Settlement Systems through Railinc in Washington, D.C. for the interchange of rail cars and revenue allocations with other railroads. The Company has compatible back up mainframe systems at both its Worcester, Massachusetts and Plainfield, Connecticut facilities.

 Preparations for the year 2000 have been underway for six years and changes to the Company's programs are substantially complete. Due to the short periodic cycle of rail car movements, the exchange of data covers time periods where ''Year 2000'' compliance is not a major factor and should not adversely affect the Company's business. The Company does rely on waybills and car supply and revenue data generated by other railroads in the interchange of rail cars. The failure of these railroads to supply accurate data could disrupt the Company's operations. Railinc has informed the Company that it is currently addressing the Year 2000 issue and the Company believes that its programs can be readily modified to accommodate any resulting changes which may be required.


Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (''SFAS'') No. 130, ''Reporting Comprehensive Income'' and SFAS No. 131, ''Disclosures about Segments of an Enterprise and Related Information.'' SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards of related disclosures about products and services, geographic areas and major customers. Both standards will be adopted by the Company during the first quarter of 1998 and are not expected to have material effects on its financial position and results of operations.

Item 8. Financial Statements and Supplementary Data


      PROVIDENCE AND WORCESTER RAILROAD COMPANY

         INDEX TO FINANCIAL STATEMENTS

                                                             Page
Independent Auditors' Report                                 II-11

Balance Sheets as of December 31, 1996 and 1997              II-12

Statements of Income for the Years Ended December 31,
1995, 1996 and 1997                                          II-13

Statements of Shareholders' Equity for the Years Ended
December 31, 1995, 1996 and 1997                             II-14

Statements of Cash Flows for the Years Ended December
31, 1995, 1996 and 1997                                      II-15

Notes to Financial Statements                                II-16

         INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Providence and Worcester Railroad Company:

  We have audited the accompanying balance sheets of Providence and Worcester Railroad Company as of December 31, 1996 and 1997, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the aaccounting principles used an significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Worcester, Massachusetts
January 30, 1998

      PROVIDENCE AND WORCESTER RAILROAD COMPANY

                           BALANCE SHEETS
           (Dollars in Thousands Except Per Share Amounts)

           ASSETS

                                                           December 31,
                                                        1996        1997
Current Assets:
 Cash and equivalents                                 $   686     $   519
 Accounts receivable, net of allowance for doubtful
  accounts of $125 in 1996 and  1997 (Notes 3 and 4)    2,537       2,345
 Materials and supplies                                 1,021       2,086
 Prepaid expenses and other                               121         167
                                                       ______      ______
 Deferred income taxes (Note 7)                           400         204
 Total Current Assets                                   4,765       5,321
Property and Equipment, net (Notes 2 and 4)            63,726      65,891
                                                       ______      ______
Total Assets                                          $68,491     $71,212
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Notes payable, bank (Note 3)                         $ 1,440     $ 1,350
 Current portion of long-term debt (Note 4)               677         931
 Accounts payable                                       2,861       2,083
 Accrued expenses (Note 5)                                907         931
                                                       ______      ______
 Total Current Liabilities                              5,885       5,295
                                                       ______      ______
Long-Term Debt, Less Current Portion (Note 4)          12,131      11,916
                                                       ______      ______
Profit-Sharing Plan Contribution (Note 9)                 226         337
                                                       ______      ______
Deferred Grant Income (Note 1)                          5,571       6,945
                                                       ______      ______
Deferred Income Taxes (Note 7)                          8,617       8,681
                                                       ______      ______
Commitments and Contingent Liabilities (Note 8)
Shareholders' Equity (Notes 8, 9 and 10):
 Preferred stock, 10% noncumulative, $50 par value;
  authorized 6,817 shares; issued and outstanding 653
  shares                                                   33          33
 Common stock, $.50 par value; authorized 3,023,436
  shares; issued and outstanding 2,188,244 shares in
  1996 and 2,221,933 shares in 1997                     1,094       1,111
 Additional paid-in capital                             6,365       6,665
 Retained earnings                                     28,569      30,229
                                                       ______      ______
 Total Shareholders' Equity                            36,061      38,038
                                                       ______      ______
Total Liabilities and Shareholders' Equity            $68,491     $71,212

[FN]
 The accompanying notes are an integral part of the financial statements.

          PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    STATEMENTS OF INCOME
     (Dollars in Thousands Except Per Share Amounts)

                                                Years Ended December 31,

                                                  1995     1996     1997
Operating Revenues - Freight and Non-Freight.   $19,778  $19,456  $22,083
                                                _______  _______  _______
Operating Expenses:
 Maintenance of way and structures                2,469    2,815    3,035
 Maintenance of equipment                         1,538    1,555    1,874
 Transportation                                   5,106    4,917    4,987
 General and administrative                       4,095    3,859    3,764
 Depreciation                                     1,790    1,940    2,054
 Taxes, other than income taxes                   1,971    2,023    2,021
 Car hire, net                                      708      605      598
                                                _______  _______  _______
 Total Operating Expenses                        17,677   17,714   18,333
                                                _______  _______  _______
Income from Operations                            2,101    1,742    3,750
                                                _______  _______  _______
Other Income (Note 6)                               581    1,660      638
Interest Expense (Notes 3 and 4):
 Capital Properties, Inc.                          (668)    (437)    (410)
 Other                                             (507)    (934)    (948)
                                                _______  _______  _______
 Total Interest Expense                          (1,175)  (1,371)  (1,358)
Income before Income Taxes                        1,507    2,031    3,030
Provision for Income Taxes (Note 7)                 590      780    1,100
                                                _______  _______  _______
Net Income                                       $  917  $ 1,251  $ 1,930
Preferred Stock Dividends                             3        3        3
                                                _______  _______  _______
Net Income Available to Common Shareholders      $  914  $ 1,248  $ 1,927
                                                _______  _______  _______
Basic Income Per Share                           $  .45  $   .57   $  .87
                                                _______  _______  _______
Diluted Income Per Share                         $  .43  $   .54   $  .81


[FN]
 The accompanying notes are an integral part of the financial statements.

               PROVIDENCE AND WORCESTER RAILROAD COMPANY

                  STATEMENTS OF SHAREHOLDERS' EQUITY
            (Dollars in Thousands Except Per Share Amounts)

                   For the years ended December 31, 1995, 1996 and 1997
                                                 Additional         Total
                                Preferred Common  paid-in  Retain  Shareholders'
                                  Stock   Stock   Capital  Earnings  Equity
Balance, January 1, 1995           $33    $1,005  $5,046   $26,830   $32,914

 Issuance of 55,000 common shares
  in payment of an environmental
  claim                                       28     363                 391
 Issuance of 40,606 common shares
  to fund the Company's 1994
  profit sharing plan contribution            20     315                 335
 Issuance of 4,374 common shares
  for stock options exercised                  2      24                  26
 Issuance of common stock
  warrants (Note 4)                                   80                  80
 Dividends paid:
  Preferred stock, $5.00 per share                              (3)       (3)
 Common stock, $.10 per share                                 (205)     (205)
 Net income for the year                                       917       917
                                  ____    ______  ______   _______   _______
Balance, December 31, 1995          33     1,055   5,828    27,539    34,455
 Issuance of 53,155 common shares
  in payment of an environmental
  claim                                       27     352                 379
 Issuance of 20,925 common shares
  to fund the Company's 1995
  profit sharing plan contribution
 (Note 9)                                     10     157                 167
 Issuance of 4,123 common shares
  for stock options exercised and
  other                                        2      28                  30
 Dividends paid:
 Preferred stock, $5.00 per share                              (3)        (3)
 Common stock, $.10 per share.                               (218)      (218)
 Net income for the year                                    1,251      1,251
                                  ____    ______  ______   _______   _______

Balance, December 31, 1996          33     1,094   6,365   28,569     36,061
Issuance of 22,550 common shares
 to fund the Company's 1996 profit
 sharing plan contribution (note 9)           11     215                 226
Issuance of 11,139 common shares
 for stock options exercised,
 employee stock purchases and other            6      85                  91
Dividends paid:
 Preferred stock, $5.00 per share                              (3)        (3)
 Common stock, $.12 per share                                (267)      (267)
 Net income for the year                                    1,930      1,930
                                  ____    ______  ______   _______   _______

Balance, December 31, 1997          33     1,111   6,665   30,229     38,038

[FN]
 The accompanying notes are an integral part of the financial statements.

                  PROVIDENCE AND WORCESTER RAILROAD COMPANY

                          STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)

                                                 Years Ended December 31,
                                                  1995     1996     1997
Cash Flows from Operating Activities:
Net income                                         $917    $1,251  $1,930
Adjustments to reconcile net income to net cash
 flows from operating activities:
 Depreciation                                     1,790     1,940   2,054
 Amortization of deferred grant income             (121)     (136)   (149)
 Gains from sale, condemnation and disposal of
  property and equipment                            (64)   (1,103)   (157)
 Deferred income taxes                              220       600     260
 Other, net                                          19        26      65
 Increase (decrease) in cash from:
 Accounts receivable                               (636)       68     217
 Materials and supplies                             (68)     (290) (1,065)
 Prepaid expenses and other                         (12)       18     (46)
 Accounts payable and accrued expenses            1,132      (914)    422
                                                 ______    ______   _____
Net cash flows from operating activities          3,177     1,460   3,531
                                                 ______    ______   _____
Cash Flows from Investing Activities:
Purchase of property and equipment               (4,490)   (5,465) (5,160)
Proceeds from sale and condemnation of
 Property and equipment                             108     1,319     230
Proceeds from deferred grant income                 378       901   1,475
                                                 ______    ______  ______
Net cash flows used by investing activities      (4,004)   (3,245) (3,455)
                                                 ______    ______  ______
Cash Flows from Financing Activities:
Net borrowings (payments) under line of credit     (120)    1,440     (90)
Payments of long-term debt                       (4,254)     (789)   (699)
Dividends paid                                     (208)     (221)   (270)
Proceeds from long-term debt                      6,800               730
Issuance of common shares for stock options
 exercised and employee stock purchases              26        29      86
                                                 ______    ______  ______
Net cash flows from (used by) financing
 activities                                       2,244       459    (243)
                                                 ______    ______  ______
Increase (Decrease) in Cash and Equivalents       1,417    (1,326)   (167)
Cash and Equivalents, Beginning of Year             595     2,012     686
                                                 ______    ______  ______
Cash and Equivalents, End of Year                $2,012    $  686  $  519

Supplemental Disclosures:
Cash paid during year for:
 Interest                                        $1,269    $1,333  $1,328
                                                 ______    ______  ______
 Income taxes                                    $  543    $   60  $  873

[FN]
 The accompanying notes are an integral part of the financial statements.

             PROVIDENCE AND WORCESTER RAILROAD COMPANY

                  NOTES TO FINANCIAL STATEMENTS

           YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
          (Dollars in Thousands Except Per Share Amounts)

1.  Description of Business and Summary of Significant Accounting Policies

Description of Business

  The Company is an interstate freight carrier conducting railroad operations in Massachusetts, Rhode Island, Connecticut and New York.

 One customer accounted for approximately 12.1%, 12.6% and 15.1% of the Company's operating revenues in 1995, 1996 and 1997, respectively.


Cash and Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents for purposes of classification in the balance sheets and statements of cash flows. Cash equivalents are stated at cost, which approximates fair market value.


Materials and Supplies

  Materials and supplies, which consist of items for the improvement and maintenance of track structure and equipment, are stated at cost, determined on a ffirst-in, first-out basis, an are charged to expense or added to the cost of property and equipment when used.


Property and Equipment

 Property and equipment are stated at historical cost (including self-construction costs). Acquired railroad property is recorded at the purchased cost. Major renewals or betterments are capitalized while routine maintenance and repairs, which do not improve or extend asset lives, are charged to expense when incurred. Gains or losses on sales or other dispositions are credited or charged to income. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:


 Depreciable Properties             Estimated Useful Lives
 Track structure                        20 to 67 years
 Buildings and other structures         33 to 45 years
 Equipment                               4 to 25 years

  In 1996, the Company adopted Statement of Financial Accounting Standards (''SFAS'') No. 121, ''Accounting for the Impairment of Long-Lived Assets to be Disposed of.'' This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continually evaluates whether later events and circumstances have occurred that indicate assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of the assets in measuring whether the assets are recoverable.


Deferred Grant Income

  The Company has availed itself of various federal and state programs administered by the States of Connecticut and Rhode Island and by the Commonwealth of Massachusetts for reimbursement of expenditures for capital improvements. In order to receive reimbursement, the Company must submit requests for the projects, including cost estimates. The Company receives from 70% to 100% of the costs of such projects, which have included bridges, track structure and public improvements. To the extent that such grant proceeds are used for capital improvements to bridges and track structure, they are recorded as deferred grant income and amortized into operating revenues on a straight-line basis over the estimated useful lives of the related improvements ($121 in 1995, $136 in 1996, and $149 in 1997).

 Grant proceeds utilized to finance public improvements, such as grade crossings and signals, are recorded as a direct offset to the related expense.

  Although the Company cannot predict the extent and length of future grant programs, it intends to continue filing requests for such grants when they are available.


Revenue Recognition

  Freight revenues are recorded at the time delivery is made to the customer or the connecting carrier.

 Income or loss from sale, condemnation and disposal of property and equipment and easements is recorded at the time the transaction is consummated and collectibility is assured.


Income Taxes

  The Company accounts for income taxes under SFAS No. 109, ''Accounting for Income Taxes.'' This standard requires the Company to compute deferred income taxes based on the differences between the financial statement and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.


Income per Share

  In February 1997, the Financial Accounting Standards Board (''FASB'') issued SFAS No. 128 ''Earnings per Share,'' which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Prior to 1997, the Company computed income per common share using the methods outlined in Accounting Principles Board (''APB'') Opinion No. 15, ''Earnings per Share,'' and its interpretations. The Company adopted SFAS No. 128 in 1997 and restated its earnings per share for 1995 and 1996. Previously reported income per common share for years prior to 1997 did not differ materially from that computed using SFAS 128.

  Basic income per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income per common share reflects the effect of the Company's outstanding convertible preferred stock, options and warrants (using the treasury stock method), except where such items would be antidilutive.

 A reconciliation of net income available to common shareholders for the computation of diluted income per share is as follows:

                                                Years Ended December 31,
                                               1995       1996       1997
 Net income available to common shareholders $  914     $1,248     $1,930
 Interest expense impact (net of tax) on
 assumed conversion of debt to exercise
  warrants                                        0         84         84
                                             ______     ______     ______
 Net income available to common
shareholders assuming dilution               $  914     $1,332     $2,014

  A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                                Years Ended December 31,
                                                1995      1996      1997
 Weighted average shares-basic               2,042,569 2,178,382 2,208,820
 Dilutive effect of convertible preferred
  stock, options and warrants                   93,184   282,295   280,450
                                             _________ _________ _________
 Weighted average shares-diluted             2,135,753 2,460,677 2,489,270

Employee Stock Option Plan

  The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, ''Accounting for Stock Issued to Employees.''


Use of Estimates

  The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The Company's principal estimates include reserves for accounts receivable, useful lives of properties, accrued liabilities, including health insurance claims and legal and environmental contingencies, and deferred income taxes.


Fair Value of Financial Instruments

  SFAS No. 107 ''Disclosures About Fair Value of Financial Instruments'' requires disclosure of the fair value of certain financial instruments.

  The following methods and assumptions are used to estimate the fair value of each class of financial instrument held or owed by the Company:

   Current assets and current liabilities: The carrying value approximates fair value due to the short maturity of these items.

   Long-term debt: The fair value of the Company's long-term debt is based on secondary market indicators. Since the Company's debt is not quoted, estimates are based on each obligation's characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value.


Adoption of New Accounting Pronouncements

  In June 1997, the FASB issued SFAS No. 130, ''Reporting Comprehensive Income,'' and SFAS No. 131, ''Disclosures about Segments of an Enterprise and Related Information.'' SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Both standards will be adopted by the Company during the first quarter of 1998 and are not expected to have material effects on its financial position and results of operations.


Reclassifications

  Certain prior year amounts have been reclassified to be consistent with the current year presentation.

2.  Property and Equipment

 Property and equipment consist of the following:

                                                    December 31,
                                                  1996        1997
 Land and improvements                          $ 9,020    $  9,128
 South Quay property                             11,339      11,464
 Track structure                                 45,833      48,241
 Buildings and other structures                   5,955       5,318
 Equipment                                       15,991      17,196
                                                _______    ________
                                                 88,138      91,347

 Less accumulated depreciation                   24,412      25,456
                                                _______    ________
   Total property and equipment, net            $63,726    $ 65,891

 Land and improvements include property held for resale having a net book value of approximately $400.


South Quay Property

  Pursuant to permits issued by the United States Department of the Army Corps of Engineers and the Rhode Island Coastal Resources Management Council, the Company has developed 33 acres of waterfront land in East Providence, Rhode Island (the ''South Quay'') designed to capitalize on the growth of intermodal transportation, utilizing rail, water and highway connections. The property has highway access (1/2 mile from I-195), direct rail access and is adjacent to a 12 acre site also owned by the Company.

  The permits for the property allow for the construction of a dock along the west face of the South Quay. Unless extended, the existing permits expire in 1998. The Company intends to apply for extensions of its existing permits to enable the Company to construct a vessel unloading area if it is able to attract user or investment commitments. The Company has also recently engaged in discussions with potential users interested in utilizing the property for off loading bulk products such as salt and construction aggregate. In addition, the Company has explored the development of the facility for off loading container vessels and barges.

  The Company will need additional terminal capacity to achieve expected growth in its intermodal container business. The Company currently intends to use a portion of the property as an intermodal terminal facility to provide it with such capacity. This development will not occur until the Company completes the overhead clearance project required for the State of Rhode Island's freight rail improvement project.

  The Company intends to explore all development opportunities for the South Quay and believes its costs will be fully recovered from future leases of the property, associated rail freight revenues, particularly intermodal double stack container trains, and possible port charges such as wharfage, dockage and storage.

  The Company, relying on Rhode Island Supreme Court decisions concerning title to formerly tide flowed property, filed a lawsuit in 1996 in Rhode Island Superior Court seeking to confirm the Company's fee simple absolute title to the South Quay. Acting on motions for summary judgment from the Company and the State of Rhode Island and Coastal Resources Management Council (''Coastal Council''), the Superior Court ruled that the Company is the fee simple absolute owner of the South Quay. The State and Coastal Council have appealed the decision to the Rhode Island Supreme Court contending that the Company possesses only a 50 year exclusive license to develop and occupy the South Quay, which license must be renewed at the end of the term. A decision from the Rhode Island Supreme Court is expected in 1999. A finding that the Company possesses only a 50 year license should not prevent the utilization of the South Quay as an intermodal facility.

3.  Notes Payable, Bank

  The Company has a revolving line of credit with its principal bank in the amount of $1,750 expiring June 1, 1998. Borrowings outstanding under this line of credit are due on demand, bear interest at the bank's prime rate plus one-half of one percent (9% at December 31, 1997) and are secured by the Company's accounts receivable. In addition, the Company pays a commitment fee of one-half of one percent per year on the unused portion of the line of credit. Loans in the amount of $1,440 and $1,350 were outstanding under this line of credit at December 31, 1996 and 1997, respectively.

4.  Long-term debt

 Long-term debt consists of the following:

                                                      December 31,
                                                    1996       1997
 10% note payable to Capital Properties, Inc.
 (which, with the Company, has a common
  controlling shareholder), certain real estate
  pledged as collateral, presently payable in
  monthly installments of principal and interest
  of $53 to 2007                                  $ 4,211     $ 3,993


 8.69% note payable to a commercial lender,
  certain equipment and track structure along
  with a second lien on accounts receivable
  pledged as collateral, payable in monthly
  installments of principal and interest of
  $62 to 2003                                       3,669       3,229


 7.9% note payable to a commercial lender, three
  locomotives pledged as collateral, payable in
  monthly installments of principal and interest
  of $15 to 2002 (i)                                              689


 10% subordinated note payable to Massachusetts
  Capital Resource Company (''MCRC''), effective
  interest rate of 10.3%, Massachusetts track
  structure pledged as collateral, payable in
  quarterly installments of interest only through
  September 1998 and interest and principal
  payments increasing from $63 to $188 commencing
  in December 1998 with a final principal payment
  of $1,250 due December 31, 2005 (ii).             4,928       4,936
                                                   ______      ______
   Total long-term debt                            12,808      12,847
   Less current portion                               677         931
                                                   ______      ______
   Long-term debt, less current portion           $12,131     $11,916

  (i) In July 1997, the Company completed the acquisition and renovation of three used locomotives at a total cost of $730 financed through long-term borrowings from a commercial lender. The interest rate, which is variable, is set at 2.35% over the 30 day Commercial Paper rate (approximately 7.9% as of December 31, 1997). The Company has the option of converting to a fixed rate of interest set at 2.1% over the then current weekly average rate of three year U.S. Treasury Constant Maturities. The amount of the monthly payments will be adjusted annually in August to reflect the effects of the variable interest rates in effect during the previous year.
(ii) In December 1995, the Company concluded an agreement with MCRC whereby the Company received $5,000 in exchange for a subordinated note payable in the amount of $4,920 and warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $7.10 per share. The warrants are exercisable through Decemmber 31, 2005. MCRC must apply $1,420 of the amount due on its subordinate note toward the exercise of the warrants upon the Company's consummation of a public offering of its common stock at a purchase price of not less than $14.20 per share which results in gross proceeds to the Company of not less than $10,000. The value assigned to the warrants of $80 was derived from a valuation made by MCRC on the date of issue. The value assigned to the warrants is being amortized over the life of the debt. The agreement contains various covenants which, among other things, limit the payment of dividends to 25% of the Company's net income and require the Company to maintain certain ratios of leverage and interest coverage.

  The following is a summary of the maturities of long-term debt as of December 31, 1997:

 Year ending December 31:
   1998                                         $  931
   1999                                          1,179
   2000                                          1,328
   2001                                          1,611
   2002                                          1,030
   Thereafter                                    6,768
                                               _______
                                               $12,847


5.  Accrued Expenses

 Accrued expenses consist of the following:

                                                December 31,
                                               1996     1997
 Casualty and environmental claims            $ 320    $ 279
 Other                                          587      652
                                              _____    _____
                                              $ 907    $ 931


  Casualty loss and environmental claims expense, included in transportation expense, amounted to $728 in 1995 and $171 in 1996. The Company did not incur any casualty loss and environmental claims expense in 1997.


6.  Other Income

 Other income consists of the following:

                                               Years Ended December 31,
                                                 1995      1996    1997
 Gain from sale, condemnation and disposal of
  property and equipment and easements, net     $  64   $ 1,103   $ 157
 Rentals and license fees, under various
  operating leases                                494       494     470
 Interest                                          23        63      11
                                                _____   _______   _____
                                                $ 581   $ 1,660   $ 638

7.  Income Taxes

 The provision for income taxes consists of the following:

                                                 Years Ended December 31
                                                 1995      1996    1997
 Current:
   Federal                                      $ 320   $   150   $ 750
   State                                           50        30      90
                                                _____   _______ _______
                                                  370       180     840
 Deferred, Federal and State                      220       600     260
                                                _____   _______ _______
                                                $ 590   $   780 $ 1,100

  The following summarizes the estimated tax effect of significant cumulative temporary differences that are included in the net deferred income tax provision:

                                                 Years Ended December 31,
                                                  1995     1996    1997
 Depreciation                                    $  85    $  87   $ 148
 General business tax credits                      400      238     588
 Deferred grant income                             (91)    (271)   (478)
 Gain from sale, condemnation and disposal of
  properties and  equipment                        (14)     319     (17)
  equipment                .
 Accrued casualty and environmental claims        (169)     218      14
 Other                                               9        9       5
                                                 _____    _____   _____
                                                 $ 220    $ 600   $ 260

  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred income tax liability as of December 31, 1996 and 1997 are as follows:


                                                       December 31,
                                                    1996        1997
 Deferred income tax liabilities -
   Differences between book and tax basis of
     properties                                    $10,956     $11,087
                                                   _______     _______
 Deferred income tax assets:
   Tax credit carryforwards                            649          61
   Deferred grant income                             1,909       2,387
   Accrued casualty losses                             113          99
   Other                                                68          63
                                                   _______     _______
                                                     2,739       2,610
                                                   _______     _______
   Net deferred income tax liability                 8,217       8,477

  A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

                                                Years Ended December 31,
                                                    1995   1996   1997
 Federal statutory rate                              34%    34%    34%
 Depreciation of properties acquired from
   bankrupt railroads having a tax
   basis in excess cost                              (1)    (1)    (1)
 Non-deductible expenses                              4      4       1
 State income tax, net of federal income tax
  benefit                                             2      1       2
                                                     ___    ___     ___
 Effective tax rate                                  39%    38%     36%



8.  Commitments and Contingent Liabilities

  The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

  The Company was notified by CPC International, Inc. (now ''Bestfoods'') and the United States Environmental Protection Agency that the Company was alleged to be a potentially responsible party for some or all of the costs of remediation of a Superfund site, reportedly due to the impact of a 1974 incident involving a rail car. In December 1995, the Company concluded an agreement with

Bestfoods (''Agreement'') in which the Company agreed to pay $990 in settlement of all claims against it relating to this incident. The Company issued 55,000 shares of its common stock, having a value of $391, to Bestfoods in December 1995 in partial payment of this claim. An additional 53,155 shares, having a value of $379, were issued in January 1996. The Company has the option of paying the remaining liability of $220 in cash or by the issuance of approximately 31,000 shares of unregistered, restricted common stock of the Company. This remaining liability must be paid by the earlier of June 30, 1999, or the closing of a public offering of at least 565,000 shares of common stock. The Agreement further provides that, in the event Bestfoods recovers insurance proceeds for its costs, the Company is entitled to receive 10% of the net recovery after deduction of litigation expenses. Bestfoods is actively engaged in litigation with an insurer seeking such a recovery. Bestfood's insurance carrier (which to date has denied coverage to Bestfoods) has notified the Company that it intends to bring suit against the Company to enforce its alleged rights of subrogation. The Company believes that since Bestfoods has released the Company from any liability, its carrier has no right of subrogation and its claim is without merit. Moreover, under the Agreement, Bestfoods is obligated to defend, indemnify and hold harmless the Company for any claims which arise from such contamination, including claims of the insurance carrier.

  While it is possible that some of the foregoing matters may be settled at a cost greater than that provided for, it is the opinion of management based upon the advice of counsel that the ultimate liability, if any, will not be material to the Company's financial statements.

  In October 1997, the Company's Board of Directors approved an agreement to purchase all of the outstanding common stock of Connecticut Central Railroad Company (''Conn Central'') for 20,000 shares of newly issued common stock of the Company. If certain financial and other conditions are met, Conn Central's shareholders will receive an additional 7,500 shares of the Company's common stock one year from the date of the closing. The transaction is expected to be completed in the second quarter of 1998 following approval or exemption by the United States Surface Transportation Board. Conn Central is a shortline railroad headquartered in Middletown, Connecticut which has operating rights over approximately 28 miles in central Connecticut and connects to the Company's Middletown Secondary line. After completion of the acquisition, Conn Central will be merged into the Company.

9.  Employee Benefit Plans

Stock Option Plan

  The Company has a non-qualified stock option plan (''SOP'') covering all management personnel having a minimum of one year of service with the Company and who are not holders of a majority of either its outstanding common stock or its outstanding preferred stock. In addition, the Company's outside directors are eligible to participate in the SOP. The SOP covers 50,000 common shares or 5% of the shares of common stock outstanding, whichever is greater (111,097 shares at December 31, 1997). Options granted under the SOP, which are fully vested when granted, are exercisable over a ten year period at the market price for the Company's common stock as of the date the options are granted.

 Changes in stock options outstanding are as follows:

                                                     Weighted Average
                                                 Number    Exercise  Fair
                                                 of shares  price   Value
 Outstanding at January 1, 1995                   30,357   $ 6.03
 Granted                                           7,808     7.00   $2.29
 Exercised                                        (4,374)    5.89
                                                  ______
 Outstanding and exercisable at December 31,
   1995                                           33,791     6.27
 Granted                                           7,790     6.88   $2.21
 Exercised                                        (3,823)    5.99
                                                  ______
 Outstanding and exercisable at December 31,
   1996                                           35,154     6.44
 Granted                                           7,970     7.88   $2.96
 Exercised                                        (7,593)    6.63
 Expired                                          (1,513)    5.98
                                                  ______
 Outstanding and exercisable at December 31,
   1997                                           34,018     6.76


  The fair value of options on their grant date was measured using the Black-Scholes options pricing model. Key assumptions used to apply this pricing model are as follows:

                                                Years Ended December 31,
                                           1995       1996        1997
 Average risk-free interest rate           5.9%       6.4%       5.75%
 Expected life of option grants            7.0 years  7.0 years  7.0 years
 Expected volatility of underlying stock.   22%        22%         29%
 Expected dividend payment rate, as a
   percentage of the share price
   on the date of grant                   1.43%      1.45%       1.26%

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

 The following table sets forth information regarding options at December 31, 1997:

                 Range of     Number       Weighted  Average
     Number      Exercise     Currently    Exercise  Remaining
    of Options   Prices       Exercisable  Price     Life (in years)
    _________  ____________   ___________  _________ ____________
     6,430     $3.25 - 4.38     6,430       $3.78        4.1
    22,046      5.50 - 7.88    22,046        7.19        7.0
     5,542          8.50        5,542        8.50        2.0

  The Company has elected to remain with the accounting prescribed by APB 25, instead of adopting SFAS No. 123, ''Accounting for Stock-Based Compensation''. Therefore, no compensation cost has been recognized for the SOP. Had compensation cost for the Company's SOP been determined on the fair value of the grant dates for awards under the SOP consistent with the method of SFAS 123, the Company's net income and income per share would have been as follows:

                                           Years Ended December 31,
                                            1995     1996       1997
 Net income:
   As reported                            $  917   $1,251     $1,930
   Pro forma                                 914    1,245      1,921
 Basic income per share:
   As reported                               .45      .57        .87
   Pro forma                                 .45      .57        .87
 Diluted income per share:
   As reported                               .43      .54        .81
   Pro forma                                 .43      .54        .80


Defined Contribution Retirement Plans

 The Company has a deferred profit-sharing plan (''Plan'') which covers all of its employees who are members of its collective bargaining units. Contributions to the Plan are required in years in which the Company has income from ''railroad operations'' as defined in the Plan. Contributions are to be equal to at least 10% but not more than 15% of the greater of income before income taxes or income from railroad operations subject to a maximum contribution of $3.5 per eligible employee. Contributions to the Plan may be made in cash or in shares of the Company's common stock. Contributions accrued under this Plan amounted to $167 in 1995, $226 in 1996 and $337 in 1997. The Company made its 1995 and 1996 contributions and intends to make its 1997 contribution in newly issued shares of its common stock.

  The Company also has a Simplified Employee Pension Plan (''SEPP'') which covers substantially all employees who are not members of one of its collective bargaining units. Contributions to the SEPP are discretionary and are determined annually as a percentage of each covered employee's compensation. Contributions accrued under the SEPP amounted to $159 in 1995, $189 in 1996 and $196 in 1997.


Employee Stock Purchase Plan

  The Company has an Employee Stock Purchase Plan (''ESPP'') under which eligible employees may purchase registered shares of common stock at 85% of the market price for such shares. An aggregate of 200,000 shares of common stock are authorized for issuance under the ESPP. Any shares purchased under the ESPP are subject to a two year lock-up. As of December 31, 1997, 2,846 shares have been purchased under the ESPP.

10.  Preferred Stock

  Each share of the Company's $50 par value preferred stock is convertible into 100 shares of common stock at the option of the shareholder. The noncumulative annual stock dividend is fixed by the Company's Charter at the raate of $5.00 per share, out of funds legally available for the payment of dividends.

  The holders of preferred stock are entitled to one vote for each share in the election of two-thirds of the Board of Directors. The holders of preferred stock and holders of common stock are entitled to one vote per share, voting in separate classes, upon matters voted on by shareholders.

                          * * * * * * *

Item 9. Disagreements on Accounting and Financial Disclosure
   None.

                               PART III

Item 10. Directors and Executive Officers of the Registrant

  The Company's Charter and Bylaws provide that the members of the Board of Directors (the ''Board'') shall be elected separately by the Company's two classes of stock. Holders of Common Stock elect one-third of tthe Board of Directors and the holders of Preferred Stock elect the remainder of the Board. Directors are elected to serve until the next annual meeting and until their successors have been duly elected by the shareholders. There are currently three directors elected by the holders of the Common Stock and seven directors elected by the holders of the Preferred Stock. Officers are elected by and serve at the discretion of the Board of Directors.


Directors and Executive Officers

  The current directors and executive officers, their ages and their positions held with the Company are as follows:

    Name                   Age Position

Robert H. Eder(a)           65 Chairman of the Board and Chief Executive Officer
Orville R. Harrold(b)       65 President, Chief Operating Officer and Director
Robert J. Easton(b)         54 Treasurer and Director
Heidi J. Eddins             41 Vice President, Secretary and General Counsel
Frank W. Barrett(b)         57 Director
Phillip D. Brown(b)         54 Director
John H. Cronin(b)           64 Director
J. Joseph Garrahy(b)        67 Director
John J. Healy(b)            61 Director
William J. LeDoux(a)        66 Director
Charles M. McCollam, Jr.(a) 65 Director


 (a)  Elected by holders of Common Stock.
 (b)  Elected by holders of Preferred Stock.

  The following is a brief summary of the background of each director and executive officer.


Directors and Executive Officers

  Robert H. Eder, Chairman of the Board and Chief Executive Officer. Mr. Eder became President of the Company in 1966 and led the Company through its efforts to become an independent operating company. He has been Chairman of the Board since 1980. He is a graduate of Harvard College and Harvard Law School. He (with his wife) is also majority owner and Chairman of an affiliated company, Capital Properties, a real estate holding company. Mr. Eder is admitted to practice law in Rhode Island and New York.

  Orville R. Harrold, President, Chief Operating Officer and Director. Mr. Harrold has been with the Company since the commencement of independent operations in February 1973. Over the past 25 years, he has held the positions of Chief Engineer and General Manager, becoming President in 1980. Mr. Harrold has a bachelors degree in mechanical engineering from the Pratt Institute, Brooklyn, New York and has been employed in the railroad industry in various capacities since 1960.

 Heidi J. Eddins, Vice President, Secretary and General Counsel. Mrs. Eddins joined the Company in 1983 as Assistant General Counsel, becoming General Counsel and Assistant Secretary in 1984, Secretary in 1988 and Vice President in

1997. Prior to joining the Company, she was in private practice at the law firm of Updike, Kelly and Spellacy in Hartford, Connecticut. She is a 1981 graduate of the University of Connecticut Law School and holds a bachelors degree from Boston College. Mrs. Eddins is admitted to practice law in Connecticut, Massachusetts and Rhode Island.

 Robert J. Easton, Treasurer and Director. Mr. Easton has been with the Company since 1986, initially as Controller. He was promoted to the position of Treasurer and Controller in 1988. Prior to joining the Company, Mr. Easton had 21 years of experience in public accounting. He is a Certified Public Accountant with a bachelors degree in accounting from the University of Rochester.

  Frank W. Barrett, Director. Mr. Barrett has been a Director of the Company since 1995. He has been Executive Vice President at Springfield Institution for Savings since December 1993. From 1990 until that time, Mr. Barrett was the Senior Vice President, Credit Administration, of First New Hampshire Bank.

  Phillip D. Brown, Director. Mr. Brown has been a Director of the Company since 1995. He has been President and Chief Executive Officer of Unibank for Savings, a regional bank in central Massachusetts since August 1993. From 1990 until that time, Mr.Brown was the President of Citizens Bank of Massachusetts.

  John H. Cronin, Director. Mr. Cronin has been a Director of the Company since 1986. Since 1971 until his retirement in 1996, Mr. Cronin was owner and President of Ideal Products, Inc., a wholesale entertainment supply company.

  J. Joseph Garrahy, Director. Mr. Garrahy has been a Director of the Company since 1992. He is a former four term Governor of Rhode Island and, since 1990, has been an independent business consultant in the State of Rhode Island.

 John J. Healy, Director. Mr. Healy has been a Director of the Company since 1991. He has been President of Worcester Affiliated Mfg. L.L.C., an independent business consulting firm involved in efforts to revitalize manufacturing in Massachusetts, since January 1997. Prior thereto, Mr. Healy was President and Chief Executive Officer of HMA Behavioral Health, Inc., a behavioral health care management service provider.

  William J. LeDoux, Director. Mr. LeDoux has been a Director of the Company since 1990. He has been engaged in the private practice of law in the City of Worcester since 1963.

  Charles M. McCollam, Jr., Director. Mr. McCollam has been a Director of the Company since 1996. He owns and operates a number of insurance businesses in the State of Connecticut and was the Chief of Staff to a former governor of Connecticut.


Board Committees

  The Board of Directors has established an Executive Committee, an Audit Committee and a Stock Option and Compensation Committee.

  Messrs. Eder, Harrold and Easton serve as members of the Executive Committee. The members of the Audit Committee are John H. Cronin, Chairman, J. Joseph Garrahy and Philip D. Brown. William J. LeDoux, Chairman, John J. Healy and Frank W. Barrett serve as members of the Stock Option and Compensation Committee.

Director Compensation

 Each director who is not an employee of the Company receives an attendance fee for each meeting of the Board equal to $500 plus the product of $50 multiplied by the number of years of service as a director. Each member of the Audit Committee and the Stock Option and Compensation Committee receives $300 for each attended meeting of the committee and the Chairman of each committee receives an additional $50 attendance fee.

  During the month of January of each year, each non-employee director who served on the Board on the preceding December 31 is granted options for the purchase of 100 shares of Common Stock, plus options for an additional 10 shares of Common Stock for each full year of service. The exercise price for such options is the last sale price of the Common Stock on the last business day of the preceding year, and the term of each option is 10 years (subject to earlier termination if the grantee ceases to serve as a director), provided however that no option is exercisable within six months following the date of grant.


Item 11. Executive Compensation

 The following table sets forth the compensation paid or accrued to each person who served as the Company's chief executive officer and each of the other four most highly compensated executive officers of the Company (together, the ''Named Executive Officers'') during the three year period ended December 31, 1997.

                    Summary Compensation Table

                                                    Long-Term
                     Annual  Compensation           Compensation
                                                    Securities   All Other
                                                    Underlying   Compensation(b)
                                                    Options
                                      Other Annual  to Purchase
Name and Principal     Year Salary(a) Compensation  Common Stock
 position
Robert H. Eder         1997 $288,530       0             0         $47,453
 Chairman of the Board 1996  289,216       0             0          47,617
 And Chief Executive   1995  272,513       0             0          48,117
 Officer

Orville R. Harrold     1997  234,588       0           913          42,526
 President and Chief   1996  231,787       0           932          40,508
 Operating Officer     1995  222,421       0           888          40,510

Ronald P. Chrzanowski  1997  133,241     $28,193(d)    451          12,000
 Chief Engineer until  1996  129,059       0           451           9,066
 12/31/97 (Vice        1995  123,003       0           448           7,396
 President and Director
 until 11/13/97)(c)

Heidi J. Eddins        1997  138,920       0           311          10,702
 Vice President,       1996  133,997       0           313           9,381
 Secretary and General 1995  127,444       0           301           7,713
 Council

Robert J. Easton       1997  123,232       0           210           9,353
 Treasurer             1996  120,191       0           210           8,430
                       1995  113,706       0           203           6,880

(a) Includes amounts taxable to employees for personal use of Company-owned vehicles.
(b) Includes amounts paid directly to the retirement account of management staff under the Company's simplified employee pension plan, and, in the case of Robert H. Eder and Orville R. Harrold, includes for 1997 premiums paid for life insurance coverage in the amounts of $35,453 and $30,526, respectively.
(c) Mr. Chrzanowski left the Company to join its former parent company, Capital Properties Inc., as President and a Director.
(d) Includes value of a vehicle transferred to Mr. Chrzanowski ($18,193) and $10,000 paid to him to cover additional income taxes attributable to the transfer of the vehicle.


Option Grants in Last Fiscal Year

  In July 1989, the shareholders adopted the Company's Non- Qualified Stock Option Plan (the ''Stock Option Plan'') that provides for the granting to employees, officers and directors (excluding Mr. Eder) of options to purchase up to the greater of 50,000 shares or 5% of the number of shares of Common Stock outstanding (which equated to 111,097 shares at December 31, 1997). To date, options to purchase 77,398 shares of the Common Stock have been granted under the Stock Option Plan.

  The following table contains information concerning the grant of stock options under the Stock Option Plan to the Named Executive Officers during the Company's last fiscal year.

                  Number of
                  Securities  % of Total
                  Underlying   Options
                  Options      Granted
                  Granted(a)   to Employees   Exercise Expiration  Grant Date
Name                           In Fiscal 1997 Price      Date   Present Value(b)
Orville R. Harrold     913         11%        $7.87     01/02/07   $ 2,702

Ronald P. Chrzanowski  451          5          7.87     01/02/07     1,335

Heidi J. Eddins        311          4          7.87     01/02/07       921

Robert J. Easton       210          3          7.87     01/02/07       622

 (b) Amounts represent the fair value of each option granted and were estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 29%; expected life of 7 years; risk-free interest rate of 5.75%; and expected dividend payment rate, as a percentage of the share price on the date of grant, of 1.26%.


Option Exercises And Fiscal Year End Values

  The following table contains information with respect to stock options held by the Named Executive Officers as of December 31, 1997.

 Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal
           Year End Option Values
                                         Number of           Value of
                                         Unexercised         Unexercised
                                         Options at          In-the-Money at
                                   December 31, 1997     December 31, 1997(b)
                     Shares              Exercisable/        Exercisable/
                     Acquired on Value   Unexercisable       Unexercisable
 Name                Exercise  Realized(a)
Orville R. Harrold    1,214      $ 5,494   1,567/0            $14,808/0

Ronald P. Chrzanowski   451        2,594     417/0              4,118/0

Heidi J. Eddins         632        3,770     784/0              8,147/0

Robert J. Easton        210        1,469     830/0              8,876/0

 (a) Based on the last sale price of the Common Stock on the date of exercise minus the exercise price.
(b) Based on the difference between the exercise price of each grant and the closing price of the Company's Common Stock on the AMEX on December 31, 1997, which was $183/8.


Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding beneficial ownership of the Common Stock as of February 9, 1998, by each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, each of the Company's executives officers and director; and all directors and executive officers of the Company as a group:

                                                   Shares Owned
Name                                           Number        Percentage
Robert H. Eder(a)                           1,046,492         46.0%
Orville R. Harrold(b)                          22,710           *
Robert J. Easton(c)                             2,111           *
Heidi J. Eddins(d)                              3,927           *
Frank W. Barrett(e)                               610           *
Phillip D. Brown(f)                               210           *
John H. Cronin                                  1,430           *
J. Joseph Garrahy                               1,000           *
John J. Healy(g)                                  840           *
William J. LeDoux(h)                            1,480           *
Charles M. McCollam, Jr.                          500           *
Massachusetts Capital Resource Company(i)     200,000          8.3%
Bestfoods                                     108,155          4.9%
All executive officers and directors
as a group (11 people)(j)                   1,081,310         47.5%

[FN]
 *  Less than one percent

(a)   Mr. Eder's business address is 75 Hammond Street,
      Worcester, Massachusetts 01610. Includes 74,580 shares of
      Common Stock owned by Mr. Eder's wife and assumes the conversion of the 500 shares of Preferred Stock owned by Mr. Eder.
(b)   Includes (i) 1,700 shares of Common Stock held by Mr.
      Harrold's wife, (ii) 2,600 shares of Common Stock held by a custodian in an individual retirement account for the benefit of Mr. Harrold and (iii) 1,467 shares of Common Stock under stock options exercisable within 60 days.
(c) Includes 118 shares of Common Stock held by Mr. Easton's wife in her name and 830 shares of Common Stock issuable under stock options exercisable within 60 days.
(d) Includes 900 shares of Common Stock held by Ms. Eddins' minor children under the Uniform Gift to Minors Act and 784 shares of Common Stock issuable under stock options exercisable within 60 days.
(e) Includes 110 shares of Common Stock issuable under stock options exercisable within 60 days.
(f) Includes 110 shares of Common Stock issuable under stock options exercisable within 60 days.
(g) Includes 540 shares of Common Stock issuable under stock options exercisable within 60 days.
(h) Includes 880 shares of Common Stock issuable under stock options exercisable within 60 days.
(i)   MCRC's  address  is 420 Boylston  Street,  Boston,
      Massachusetts 02116. Includes the 200,000 shares of Common
      Stock issuable upon the exercise of the MCRC Warrant. See
      ''Use of Proceeds'' and ''Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.''
(j) Includes 50,000 shares of Common Stock issuable upon conversion of Preferred Stock and 4,721 shares of Common Stock issuable under stock options exercisable within 60 days.


Item 13. Certain Relationships and Related Transactions

  On January 1, 1988, in accordance with a plan of distribution, shares of the Company were distributed to the shareholders of Capital Properties, Inc., ("Capital Properties") on a pro rata basis. Mr. Eder and his wife own 52.3% of the outstanding common stock of Capital Properties. As part of the plan, the Company issued to Capital Properties a promissory note in the amount of $9,377,000 payable over a period of 20 years with interest at 12% per year, prepayable at any time without penalty. The Capital
Properties note is secured by a first mortgage on the Company's operating right-of-way in Worcester County, Massachusetts. During
1995, the Company and Capital Properties negotiated an agreement reducing the interest rate to 10% and providing for the Company's prepayment of $1,800,000 on its note. Payments by the Company together with the interest rate adjustment result in a current monthly payment of principal and interest over the remaining twelve-year term of the note in the amount of $53,000. Fifty percent (50%) of any additional prepayments will reduce the required monthly payments. Prior to negotiating the agreement, the Company made additional voluntary prepayments totaling
$300,000, $55,000 and $200,000 during 1994, 1995 and 1996, respectively.

  In 1995, the Company also entered into an agreement with Capital Properties releasing a portion of the collateral securing the note in exchange for the right to have the Company convey the Wilkesbarre Pier in East Providence, Rhode Island for the sum of one dollar to the purchaser of Capital Properties' petroleum terminal facilities in East Providence, Rhode Island. Effective January 1, 1998, a wholly-owned subsidiary of Capital Properties which acquired the petroleum terminal facilities, exercised the purchase right and acquired the Wilkesbarre Pier. The Company retained the right to use the pier for certain purposes.

                              PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on
Form 8-K


   (a) (1) All financial statements:
     An index of financial statements is included in Item 8, page II-10 of this annual report

    (2) Financial Statement schedules:
     Independent auditors' report       Page IV-3
     Schedule II Valuation and qualifying accountsPage IV-4

        All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or the notes thereto.


    (3) Listing of Exhibits.

        (10A)  Material  Contracts (incorporated  by
        reference to Exhibit 10 to the registration statement of the Registrant on Form 10, to the Non-Qualified Stock Option Plan and Employee Stock Purchase Plan of the Registrant on Forms S-8 and to the registration statement of the Registrant on Form S-1).

   (23) Independent Auditors' Consent

   (b) Not applicable.


   (c) Exhibits (annexed).

   Financial Statement Schedules. See item (a) (2.) above

                             SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              PROVIDENCE AND WORCESTER RAILROAD COMPANY

                          /s/ Robert H. Eder

                           By Robert H. Eder
                        Chief Executive Officer

                         Dated: March  9, 1998



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   Signature                     Title                          Date
/s/ Robert H. Eder          Chief Executive                March   9, 1998
    Robert H. Eder          Officer And Chairman
                            (Principal Executive Officer)

/s/ Orville R. Harrold      President and Director         March   9, 1998
    Orville R. Harrold      (Chief Operating Officer)

/s/ Robert J. Easton        Treasurer and Director         March   9, 1998
    Robert J. Easton        (Principal financial
                            officer and principal
                            accounting officer)

/s/ Phillip D. Brown        Director                       March   9, 1998
    Phillip D. Brown

/s/ John H. Cronin          Director                       March   9, 1998
    John H. Cronin

/s/ J. Joseph Garrahy       Director                       March   9, 1998
    J. Joseph Garrahy

                      INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Providence and Worcester Railroad Company:

  We have audited the financial statements of Providence and Worcester Railroad Company as of December 31, 1996 and 1997, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 30, 1998. Our audits also included the financial statement schedule of Providence and Worcester Railroad Company, listed in Item 16(b) of this Registration Statement. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Worcester, Massachusetts
January 30, 1998

                              SCHEDULE II

                  PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                          (IN THOUSAND DOLLARS)


                           Column       Column              Column      Column
     Column A                B            C                   D           E
                                       Additions
                                       (1)       (2)                    balance
                           Balance    Charged  Charged                   at end
                             at      to costs  to other                    of
    Description            begining    and     accounts                  period
                          of period   expenses describe(B) Deductions(A)
Allowance for doubtful
accounts:
Year ended December 31,
1995                          $125                                      $125

Year ended December 31,
1996                          $125      $7                    $(7)      $125

Year ended December 31,
1997                          $125               $43         $(43)      $125

 (A) Bad debts written off.

 (B)  Recovery of bad debts previously written off.

INDEPENDANT AUDITORS' CONSENT

We consent to the incorportation by reference in Registration Statement Nos 33-26944, 333-02975 and 333-21617 of Providence and Worcester Railroad Company on Forms s-8 of our reports dated January 30, 1998, appearing in this Annual Report on Form 10-K of Providence and Worcester Railroad Company for the year ended December 31, 1997.

/s/ Delotte & Touche LLP
    Delotte & Touche
    Worcester, Massachusetts
    March 9, 1998