Form 10-Q
period 1998-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 1998-05-13
CIK 831968

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

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

As of May 1, 1998, the registrant has 3,424,498 shares of common stock, par value $.50 per share, outstanding.

            PROVIDENCE AND WORCESTER RAILROAD COMPANY

                         BALANCE SHEETS
         (Dollars in Thousands Except Per Share Amounts)

                   ASSETS
                                              MARCH 31,DECEMBER 31,
                                                 1998      1997
                                              (UNAUDITED)
                                              _________ _________
Current Assets:
 Cash and equivalents                          $ 7,124   $   519
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 1998 and 1997     2,519     2,345
 Materials and supplies                          1,948     2,086
 Prepaid expenses and other                        152       167
 Deferred income taxes                             123       204
                                              _________ _________
  Total Current Assets                          11,866     5,321
Property and Equipment, net (Note 3)            66,258    65,891
                                              _________ _________
Total Assets                                   $78,124   $71,212
                                               ========  ========

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current portion of long-term debt (Notes 2
  and 9)                                       $ 4,960   $   931
 Notes payable, bank                                       1,350
 Accounts payable                                2,197     2,083
 Accrued expenses                                  613       931
                                              _________ _________
  Total Current Liabilities                      7,770     5,295
                                              _________ _________
Long-Term Debt, Less Current Portion             2,308    11,916
                                              _________ _________
Profit-Sharing Plan Contribution                   360       337
                                              _________ _________
Deferred Grant Income                            6,906     6,945
                                              _________ _________
Deferred Income Taxes                            8,645     8,681
                                              _________ _________
Commitments and Contingent Liabilities
 (Note 7)
Shareholders' Equity (Notes 2, 5 and 7):
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  653 shares                                        33        33
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  3,424,089 shares in 1998 and 2,221,933
  shares in 1997                                 1,712     1,111
 Additional paid-in capital                     20,095     6,665
 Retained earnings                              30,295    30,229
                                              _________ _________
  Total Shareholders' Equity                    52,135    38,038
                                              _________ _________
Total Liabilities and Shareholders' Equity     $78,124   $71,212
                                               ========  ========

  The accompanying notes are an integral part of the financial statements.

            PROVIDENCE AND WORCESTER RAILROAD COMPANY

                STATEMENTS OF INCOME (Unaudited)
         (Dollars in Thousands Except Per Share Amounts)

                                          Three Months Ended March 31
                                                  1998      1997
                                             __________ _________
Operating Revenues - Freight and Non-Freight    $ 4,983   $ 4,682

                                              _________ _________
Operating Expenses:
 Maintenance of way and structures                 798       741
 Maintenance of equipment                          508       452
 Transportation                                  1,216     1,149
 General and administrative                        819       835
 Depreciation                                      528       498
 Taxes, other than income taxes                    581       570
 Car hire, net                                     155       162
                                              _________ _________
  Total Operating Expenses                       4,605     4,407
                                              _________ _________
Income from Operations                             378       275
Other Income (Note 4)                              186       165
Interest Expense                                  (350)     (335)
                                              _________ _________
Income before Income taxes                         214       105
                                              _________ _________
Provision for Income Taxes:
 Current                                            33        24
 Deferred                                           45        18
                                              _________ _________
  Total Provision for Income Taxes                  78        42
                                               ========  ========
Net income                                     $   136   $    63
Preferred Stock Dividends                            3         3
                                              _________ _________
Net Income Available to Common Shareholders    $   133   $    60
                                               ========  ========
Basic Income Per Share (Note 5)                $   .06   $   .03
                                               ========  ========
Diluted Income Per Share (Note 5)              $   .06   $   .03
                                               ========  ========

  The accompanying notes are an integral part of the financial statements.

            PROVIDENCE AND WORCESTER RAILROAD COMPANY

              STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in Thousands)

                                           Three Months Ended March 31
                                                  1998      1997
                                              __________ __________
Cash flows from operating activities:
Net income                                      $   136   $    63
Adjustments to reconcile net income to net
 cash flows from operating activities:
 Depreciation                                       528       498
 Amortization of deferred grant income              (39)      (36)
 Gains from sale, condemnation and disposal
  of properties and equipment                       (60)      (19)
 Deferred income taxes                               45        18
 Other, net                                          20
 Increase (decrease) in cash from:
  Accounts receivable                              (258)      (70)
  Materials and supplies                            138        33
  Prepaid expenses and other                         15       (12)
  Accounts payable and accrued expenses            (580)      249
                                              ___________ _________
Net cash flows from (used by) operating
 activities                                         (55)      724
                                              ___________ _________

Cash flows from Investing Activities:
Purchase of property and equipment                 (895)   (1,025)
Proceeds from sale and condemnation of
 property and equipment                             458        19
Proceeds from deferred grant income                  85       126
                                              ___________ _________
Net cash flows used by investing activities        (352)     (880)
                                              ___________ _________

Cash Flows from Financing Activities:
Net payments under line of credit                (1,350)     (280)
Payments of long-term debt                       (4,179)     (194)
Dividends paid                                      (70)       (3)
Proceeds from public offering of 1,000,000
 shares of common stock                          12,590
Issuance of common shares for stock options
 exercised and employee stock purchases              21        10
                                              ___________ _________
Net cash flows from (used by) financing
 activities                                       7,012      (467)
                                              ___________ _________

Increase (Decrease) in Cash and Equivalents       6,605      (623)
Cash and Equivalents, Beginning of Period           519       686
                                              ___________ ________
Cash and Equivalents, End of Period             $ 7,124   $    63
                                              ___________ ________

Supplemental disclosures:
Cash paid during the period for:
 Interest                                       $   387   $   333
                                             ============ ========
 Income taxes                                   $    45   $    28
                                             ============ ========

  The accompanying notes are an integral part of the financial statements.

            PROVIDENCE AND WORCESTER RAILROAD COMPANY

                  NOTES TO FINANCIAL STATEMENTS

           THREE MONTHS ENDED MARCH 31, 1998 AND 1997
         (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

2.   Changes in shareholders' equity:

                                          Additional       Total
                           Preferred Common Paid-in Retained Shareholders'
                             Stock    Stock Capital Earnings    Equity                          Equity
                            ________ ______ _______ ________    _________
  Balance December 31, 1997 $  33    $1,111  $6,665 $30,229     $38,038
  Issuance of 2,156 common
   shares for stock options
   exercised and employee
   stock purchases                        1      20                  21
  Issuance of 1,000,000
   common shares for an
   underwritten public
   stock offering (net
   of expenses)                         500  12,090              12,590
  Issuance of 200,000
   common shares for
   stock purchase
   warrants exercised                   100   1,320               1,420
  Dividends:
   Preferred stock,
   $5.00 per share                                       (3)         (3)
   Common stock, $.03
   per share                                            (67)        (67)
   Net income for the period                            136         136
                            ________ ______ _______ ________    ________

  Balance March 31, 1998    $  33    $1,712 $20,095 $30,295    $ 52,135
                             ======= ====== ======= =======     ========

     In  February 1998 the Company filed a registration statement
     with   the  Securities  and  Exchange  Commission   for   an
     underwritten secondary public offering of Common Stock  (the
     "Common  Stock  Offering").   In  March  1998,  the  Company
     completed the Common Stock Offering and issued 1,000,000 shares of Common Stock at $14.25 per share. Net proceeds of the Common Stock Offering were approximately $12.6 million. Approximately $5.8 million was utilized to retire short and long-term debt in March 1998, including 10% long-term notes payable to Capital Properties, Inc. in the principal amount of $3.9 million. Capital Properties, Inc. has a common controlling shareholder with the Company. The Company intends to utilize the balance of the Common Stock Offering proceeds to retire additional long-term debt, acquire rail cars and expand its Worcester maintenance facility.

   In March 1998 Massachusetts Capital Resource Company ("MCRC") exercised its warrants to acquire 200,000 newly issued shares of the Company's Common Stock at the rate of $7.10 per share. Proceeds to the Company consisted of a $1.4 million reduction in the outstanding principal balance of its 10% subordinated long-term note payable to MCRC.

3.   Property and Equipment:
     Property and equipment consist of the following:
                                              MARCH 31,DECEMBER 31,
                                                 1998      1997
                                              _________ _________
      Land and improvements                    $ 8,738   $ 9,128
      South Quay property                       11,464    11,464
      Track structure                           48,812    48,241
      Buildings and other structures             5,329     5,318
      Equipment                                 17,899    17,196
                                              _________ _________
                                                92,242    91,347
      Less accumulated depreciation             25,984    25,456
                                              _________ _________
      Total property and equipment, net        $66,258   $65,891
                                               ========  ========

4.   Other income:
                                                 1998      1997
                                              _________ _________
     Gain from sales of properties and
      easements, net                          $    60   $    19
     Rentals                                      113       143
     Interest                                      13         3
                                              _________ _________
                                              $   186   $   165
                                               ========  ========

5.   Income per Share:

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "'Earnings per Share," which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Prior to 1997, the Company computed income per common share using the methods outlined in Accounting Principles Board Opinion No. 15, "'Earnings per Share," and its interpretations. The Company adopted SFAS No. 128 in 1997 and restated its earnings per share for the first quarter of 1997. Previously reported income per common share for the first quarter of 1997 did not differ from that computed using SFAS 128.

     Basic income per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income per common share reflects the effect of the Company's outstanding convertible preferred stock, options and warrants except where such items would be antidilutive.

     A   reconciliation  of  net  income  available   to   common
     shareholders for the computation of diluted income per share is as follows:

                                                 1998      1997
                                             __________ __________
     Net income available to common
      shareholders                             $   136   $    63
     Interest expense impact (net of tax) on
      assumed conversion of debt to exercise
      warrants                                                22
                                              _________ _________
     Net income available to common
      shareholders assuming dilution           $   136   $    85
                                               ========  ========

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                                   1998      1997
                                                _________ _________
     Weighted average shares-basic              2,327,198 2,189,315
     Dilutive effect of convertible preferred
      stock, options and warrants                  84,844   275,617
                                                _________ _________
     Weighted average shares-diluted            2,412,042 2,464,932
                                                ========= =========

6.   Dividends:

     On  April 29, 1998, the Company declared a dividend of  $.03 per share on its outstanding Common Stock payable May 28, 1998 to shareholders of record May 14, 1998.

7.   Commitments and Contingent Liabilities

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

     Several years ago the Company was notified by CPC International, Inc. (now "Bestfoods") and the United States Environmental Protection Agency that the Company was alleged to be a potentially responsible party for some or all of the costs of remediation of a Superfund site, reportedly due to the impact of a 1974 incident involving a rail car. In December 1995, the Company concluded an agreement with Bestfoods ("Agreement") in which the Company agreed to pay $990 in settlement of all claims against it relating to this incident. The Company issued 108,155 shares of its common stock, having a total fair market value of $770 in December 1995 and January 1996 in partial payment of this claim. The balance of the claim was paid in cash in March 1998. The agreement further provides that, in the event Bestfoods recovers insurance proceeds for its costs of evaluating and remediating the Superfund Site, the Company is entitled to receive 10% of the net recovery after deduction of litigation expenses. Bestfoods is actively engaged in litigation with an insurer seeking such a recovery. Bestfood's insurance carrier (which to date has denied coverage to Bestfoods) has brought suit against the Company and Bestfoods to enforce its alleged rights of subrogation. The Company believes that since Bestfoods has released the Company from any liability, its carrier has no right of subrogation and its claim is without merit. Moreover, under the Agreement, Bestfoods is obligated to defend, indemnify and hold harmless the Company for any claims which arise from such contamination, including claims of the insurance carrier. Pursuant to the Agreement, Bestfoods has assumed the defense of the claim by the insurance carrier on behalf of the Company.

     In October 1997, the Company's Board of Directors approved an agreement to purchase all of the outstanding common stock of Connecticut Central Railroad Company ("Conn Central") for 20,000 shares of newly issued common stock of the Company. If certain financial and other conditions are met, Conn Central's shareholders will receive an additional 7,500 shares of the Company's common stock one year from the date of the closing. The transaction was subsequently consummated on April 21, 1998. Conn Central is a shortline railroad headquartered in Middletown, Connecticut which has operating rights over approximately 28 miles in central Connecticut and connects to the Company's Middletown Secondary line. Conn Central will be merged into the Company during the second quarter of 1998.

8.   New Accounting Pronouncements:

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, ''Disclosures about Segments of an Enterprise and Related Information.'' SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

     Both standards were adopted by the Company during the first quarter of 1998 and have not had material effects on its financial position and results of operations.

9.   Subsequent events:

     During the period from April 3, 1998 through May 4, 1998 the Company utilized approximately $5,065 of the proceeds of the Common Stock Offering to retire long-term debt principal including prepayment penalties of $151. These prepayment penalties net of applicable income taxes, will be reported as an extraordinary charge to income during the second quarter of 1998. After applying these prepayments, the Company's remaining long-term debt consists of approximately $2,400 of 10% subordinated debt payable to MCRC. The debt principal prepayments have been classified as current liabilities as of March 31, 1998.

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


Results of Operations

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                                 Three Months Ended March 31
                           ____________________ __________________
                                      1998             1997
                           ____________________ __________________
                              (In thousands, except percentages)
Freight Revenues:
  Conventional carloads        $4,109     82.5%  $3,967    84.7%
  Containers                      420      8.4      367     7.8
Non-Freight Operating
 Revenues:
  Transportation services         182      3.6      143     3.1
  Other                           272      5.5      205     4.4
                              ________  ______   _______ ______
     Total                     $4,983    100.0%  $4,682   100.0%
                              ========  ======   ======= ======

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                 Three Months Ended March 31
                           _____________________ _________________
                                      1998             1997
                           _____________________ _________________
                              (In thousands, except percentages)
Salaries, wages, payroll taxes
 and  employee  benefits        $2,658     53.3%  $2,528    54.0%
Casualties and insurance           205      4.1      143     3.0
Depreciation                       528     10.6      498    10.6
Diesel fuel                        129      2.6      142     3.0
Car hire, net                      155      3.1      162     3.5
Purchased services, including
 legal and professional fees       353      7.1      315     6.7
Repair and maintenance of
 equipment                         253      5.1      257     5.5
Track and signal materials         243      4.9      218     4.7
Other materials and supplies       278      5.6      210     4.5
Other                              378      7.6      365     7.8
                             _________  _______  ________ ______
  Total                          5,180    104.0    4,838   103.3
  Less capitalized and
   recovered costs                 575     11.6      431     9.2
                              ________  _______  ________ ______
     Total                      $4,605     92.4%  $4,407    94.1%
                              ========  =======  ======== ======

Operating Revenues:

Operating revenues increased $301,000, or 6.4%, to $5.0 million in the first quarter of 1998 from $4.7 million in the first quarter of 1997. This increase was comprised of a $142,000 (3.6%) increase in conventional freight revenues, a $53,000 (14.4%) increase in net container freight revenues and a $106,000 (30.5%) increase in non-freight operating revenues.

The increases in conventional and container freight revenues were primarily the result of increases in traffic volume. The Company's conventional freight carloadings increased by 359, or 6.9% , to 5,526 carloadings in the first quarter of 1998 from 5,167 in 1997. Total intermodal containers handled increased by 1,065, or 11.2%, to 10,569 containers in the first quarter of 1998 from 9,504 in 1997. Average revenue per conventional carloading decreased by 2.4% between quarters, principally due to a shift in the relative volume of commodities handled toward construction aggregate, which commands a comparatively lower freight rate. Approximately half of the conventional traffic volume increase during the quarter was attributable to construction aggregate. The average net revenues received per intermodal container increased by 2.9% between quarters due to rate adjustments attributable to changes in certain railroad industry cost indices.

The Company experienced increases in shipments by many of its freight customers due to continually improving economic conditions as well as the Company's marketing efforts. The relatively mild weather during the first quarter of 1998 also contributed to the increase in freight traffic, particularly construction aggregate.

The $106,000 increase in non-freight operating revenues resulted from increases in Maintenance of Way Department billing and from demurrage and other transportation revenues. Such revenues can vary from period to period depending upon customer needs.


Operating Expenses:

Operating expenses increased $198,000 or 4.5%, to $4.6 million in the first quarter of 1998 from $4.4 million in 1997. Operating expenses as a percentage of operating revenues ("operating ratio"), however, decreased to 92.4% in the first quarter of 1998 from 94.1% in 1997. The smaller increase in operating expenses compared to the increase in operating revenues and the decrease in the operating ratio were attributable to the relatively fixed nature of the Company's operating expenses and the fact that capitalized costs for track and bridge projects, as well as costs recovered from government grants for public improvements increased $144,000 or 33.4%, to $575,000 in the first quarter of 1998 from $431,000 in 1997.


Other Income and Interest Expense:

The amounts of other income and interest expense for the three months ended March 31, 1998 are comparable to 1997 amounts.


Liquidity and Capital Resources

The Company completed a secondary public offering of 1,000,000 newly issued shares of its common stock in March 1998 and received net proceeds of approximately $12.6 million of which approximately $5.8 million was utilized to retire long and short term debt principal. Subsequent to March 31, 1998 additional long-term debt principal in the approximate amount of $5 million was retired. The Company intends to utilize the remainder of the offering proceeds for additions to its property and equipment. The Company's future cash requirements for debt principal and interest payments will be substantially reduced as a result of this debt retirement. The immediate effect has been to reduce the Company's monthly debt principal and interest payments by more than $150,000.

The Company concluded an agreement executed in October 1997 to acquire all of the outstanding stock of Connecticut Central Railroad Company ("Conn Central") during April 1998. Management is not able to predict the total impact of this acquisition upon future operations but it is estimated that rail freight revenues from existing customers of Conn Central will amount to approximately $500,000 per year at current levels of operations. In addition, management intends to pursue whatever additional growth opportunities may be available on the acquired lines.

In management's opinion cash generated from operations during the remainder of 1998 will be sufficient to enable the Company to meet its operating expenses, capital expenditure and remaining debt service requirements.


Seasonality

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of aggregate shipments during a portion of this period and to winter weather conditions.


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

Preparations for the year 2000 have been underway for six years and changes to the Company's programs are substantially complete. Due to the short periodic cycle of rail car movements, the exchange of data covers time periods where "Year 2000" compliance is not a major factor and should not adversely affect the Company's business. The Company does rely on waybills and car supply and revenue data generated by other railroads in the interchange of rail cars. The failure of these railroads to supply accurate data could disrupt the Company's operations. Railinc has informed the Company that it is currently addressing the Year 2000 issue and the Company believes that its programs can be readily modified to accommodate any resulting changes which may be required.

                             PART II

Item 2.Changes in Securities and Use of Proceeds

       (d)Use of Proceeds - The Company sold 1,000,000 shares of the Company's Common Stock, par value $.50 per share, on March 24, 1998, pursuant to a Registration Statement on Form S-1 (File No. 333-46433), which was declared effective by the Securities and Exchange
           Commission on March 19, 1998. The Managing underwriter of the offering was Advest, Inc.. The aggregate gross proceeds of the offering were $14,250,000. The Company's total expenses in connection with the offering were $1,660,000, of which $998,000 was for underwriting discounts and commissions and $662,000 was for other expenses paid to persons other than directors or officers of the
           Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company. The Company's net proceeds from the 0ffering were $12,590,000. From the March 24, 1998 through March 31, 1998 the Company used $3,935,000 of the net proceeds to repay the outstanding principal balance of its 10% long term note payable to Capital Properties, Inc. and $1,839,000 to retire short term obligations, including all of its outstanding notes payable to Fleet Bank. As of March 31, 1998 the Company had approximately $6,816,000 of proceeds remaining from the offering, substantially all of which were invested in short-term, interest-bearing, investment-grade securities, including money market instruments.

Item 4.Submission of Matters to a Vote of Security Holders

       By written consent dated as of February 9, 1998 the holders of majorities of the outstanding shares of Common Stock and Preferred Stock approved an amendment to the Company's Charter to change the authorized capital of the Company by increasing the number of authorized shares of Common Stock to 15,000,000 and reducing the number of authorized shares of Preferred Stock to 653, and to delete the provision in the Company's Charter which gives the Board of Directors the authority to increase the number of authorized shares of Common Stock without additional shareholder action (the "Amendment").

       As provided by the Rhode Island Business Corporation Act (the "Rhode Island Act"), the Board of Directors (the "Board"), at a meeting held on January 28, 1998, which was attended by all members of the Board, including
       Robert H. Eder, the Chairman, approved the proposed Amendment and directed that the Amendment be submitted to the Company's shareholders for their consideration and approval. Under the Rhode Island Act, the affirmative vote of a majority of the issued and outstanding shares of Common Stock is required to approve the Amendment. Pursuant to the Company's Charter, the holders of the Common Stock and the holders of the Preferred Stock vote as separate classes on all matters presented to the Shareholders for their approval. On February 9, 1998, Robert H. Eder, Linda Eder, Orville R. Harrold, Robert J. Easton, Heidi J. Eddins, Frank W. Barrett, Phillip D. Brown, John H. Cronin, J. Joseph Garrahy, John J. Healy, William J. LeDoux, Charles M. McCollam, Jr. and Bestfoods who collectively owned 1,134,137 shares, or 51.2%, of the outstanding shares of Common Stock, executed a written consent in favor of approval of the proposed Amendment. Further, on February 9, 1998, Robert H. Eder, who owns 500 shares, or 77% of the outstanding shares of Preferred Stock, executed a written consent in favor of approval of the proposed Amendment. Accordingly, no additional approval of the Amendment by the Company's shareholders is required.

Item 6.Exhibits and Reports on Form 8-K

       (a)Exhibit Number 3.1 Form of Restated Charter (filed as Exhibit 3.1 to Form S-1 Registration Statement No.
           333-46433 and by this reference incorporated herein).

       (b)No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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


DATED:  May 14, 1998