Form 10-Q
period 1998-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 1998-08-13
CIK 831968

16

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

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

As of August 1, 1998, the registrant has 3,472,936 shares of common stock, par value $.50 per share, outstanding.

Item 1.  Financial Statements

            PROVIDENCE AND WORCESTER RAILROAD COMPANY

                   BALANCE SHEETS (Unaudited)
         (Dollars in Thousands Except Per Share Amounts)


                   ASSETS
                                               JUNE 30,    DECEMBER 31,
                                                1998          1997
                                              _________     __________
Current Assets:
 Cash and equivalents                          $  1,748     $     519
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 1998 and 1997      2,302         2,345
 Materials and supplies                           2,042         2,086
 Prepaid expenses and other                         124           167
 Deferred income taxes                              123           204
                                               ________     _________
  Total Current Assets                            6,339         5,321
Property and Equipment, net                      68,173        65,891
Goodwill (Note 6)                                   207
                                               ________     _________
Total Assets                                   $ 74,719     $  71,212
                                               ========     =========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Current portion of long-term debt (Notes 2,
  4 and 11)                                    $    188     $     931
 Notes payable, bank  (Note 3)                                  1,350
 Accounts payable                                 2,110         2,083
 Accrued expenses                                   600           901
 Income taxes                                       635         _____
  30
                                              _________     _________
  Total Current Liabilities                       3,533         5,295
                                              _________     _________
Long-Term Debt, Less Current Portion
 (Notes 2, 4 and 11)                                799        11,916
                                              _________     _________
Profit-Sharing Plan Contribution                    337           337
                                              _________     _________
Deferred Grant Income                             6,867         6,945
                                              _________     _________
Deferred Income Taxes                             8,640         8,681
                                              _________     _________
Commitments and Contingent Liabilities
 (Note 9)
Shareholders' Equity (Notes 2 and 6):
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  647 shares in 1998 and 653 shares in 1997          32            33
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  3,472,829 shares in 1998 and 2,221,933
  shares in 1997                                  1,737         1,111
 Additional paid-in capital                      20,765         6,665
 Retained earnings                               32,009        30,229
                                              _________     _________
  Total Shareholders' Equity                     54,543        38,038
                                              _________     _________
Total Liabilities and Shareholders' Equity    $  74,719     $  71,212
                                              =========     =========

  The accompanying notes are an integral part of the financial statements.

            PROVIDENCE AND WORCESTER RAILROAD COMPANY

                STATEMENTS OF INCOME (Unaudited)
         (Dollars in Thousands Except Per Share Amounts)


                                 Three Months Ended       Six Months Ended
                                       June 30                 June 30
                                     1998       1997        1998        1997
                                _________   ________   _________   _________
Operating Revenues - Freight
 and Non-Freight                 $  5,909   $  5,596    $ 10,892    $ 10,278
                                 ________   ________    ________    ________
Operating Expenses:
 Maintenance of way and
  structures                          743        888       1,541       1,629
 Maintenance of equipment             515        488       1,023         940
 Transportation                     1,388      1,228       2,604       2,377
 General and administrative         1,245        963       2,064       1,798
 Depreciation                         542        501       1,070         999
 Taxes, other than income
  taxes                               559        549       1,140       1,119
 Car hire, net                        130        156         285         318
                                 ________   ________    ________    ________
  Total Operating Expenses          5,122      4,773       9,727       9,180
                                 ________   ________    ________    ________
Income from Operations                787        823       1,165       1,098
Other Income (Note 5)               2,410        250       2,596         415
Interest Expense                     (113)      (346)       (463)       (681)
                                 _________  _________   _________   _________
Income before Income taxes and
 extraordinary item                 3,084        727       3,298         832
Provision for Income Taxes          1,096        268       1,174         310
                                 ________   ________    ________    ________
Income before extraordinary
 item                               1,988        459       2,124         522
Extraordinary loss from early
 extinguishment of debt, net
 of income tax benefit of $94
 (Note 4)                            170                     170
                                ________    ________    ________    ________
Net income                         1,818         459       1,954         522
Preferred Stock Dividends                                      3           3
                                ________    ________    ________    ________
Net Income Available to Common
 Shareholders                   $  1,818    $    459    $  1,951    $    519
                                ========    ========    ========    ========
Basic Income Per Common Share
 (Note 7):
    Income before
     extraordinary item         $   .58    $     .21         .73         .24
    Extraordinary item             (.05)                    (.06)
                                ________   _________     ________   ________
 Net income                     $    .53   $     .21     $    .67   $    .24
                                ========   =========     ========   ========
Diluted Income Per Common
 Share (Note 7):
    Income before
     extraordinary item         $    .56   $     .19     $    .71   $    .23
    Extraordinary item              (.05)                    (.05)
                                _________  _________     _________  ________
 Net income                     $    .51   $     .19     $    .66   $    .23
                                ========   =========     ========   ========


  The accompanying notes are an integral part of the financial statements.

            PROVIDENCE AND WORCESTER RAILROAD COMPANY

              STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in Thousands)

                                              Six Months Ended June 30
                                                   1998         1997
                                               __________   __________
Cash flows from operating activities:
Net income                                       $  1,954      $   522
Adjustments to reconcile net income to net
 cash flows from operating activities:
 Depreciation                                       1,070          999
 Amortization of deferred grant income                (78)         (72)
 Gains from sale, condemnation and disposal
  of properties and equipment                      (2,330)        (150)
 Deferred income taxes                                 40          135
 Increase (decrease) in cash from:
  Accounts receivable                                (148)         159
  Materials and supplies                               44         (377)
  Prepaid expenses and other                           43           31
  Accounts payable and accrued expenses               641          631
                                                _________    _________
Net cash flows from operating activities            1,236        1,878
                                                _________    _________

Cash flows from Investing Activities:
Purchase of property and equipment                 (3,614)      (2,573)
Proceeds from sale and condemnation of
 property and equipment                             2,729          184
Proceeds from deferred grant income                   192          329
                                                _________    _________
Net cash flows used by investing activities          (693)      (2,060)
                                                _________    _________

Cash Flows from Financing Activities:
Net payments under line of credit                  (1,350)         (85)
Payments of long-term debt                        (10,491)        (353)
Dividends paid                                       (174)        (136)
Proceeds from long-term debt                                       654
Net proceeds from public offering of
 1,000,000 shares of common stock                  12,538
Issuance of common shares for stock options
 exercised, employee stock purchases and
 acquisition of subsidiary                            163           32
                                                _________    _________
Net cash flows from financing activities              686          112
                                                _________    _________

Increase (Decrease) in Cash and Equivalents         1,229          (70)
Cash and Equivalents, Beginning of Period             519          686
                                                _________    _________
Cash and Equivalents, End of Period             $   1,748    $     616
                                                =========    =========

Supplemental disclosures:
Cash paid during the period for:
 Interest                                       $     449    $     672
                                                =========    =========
 Income taxes                                   $     422    $      78
                                                =========    =========


  The accompanying notes are an integral part of the financial statements.

            PROVIDENCE AND WORCESTER RAILROAD COMPANY

                  NOTES TO FINANCIAL STATEMENTS

             SIX MONTHS ENDED JUNE 30, 1998 AND 1997
         (Dollars in Thousands Except Per Share Amounts)
1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998 and the results of operations and cash flows for the interim periods ended June 30, 1998 and 1997. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

2.   Changes in Shareholders' Equity:

                                             Additional              Total
                         Preferred    Common   Paid-in   Retained Shareholders
                             Stock     Stock   Capital   Earnings    Equity
                           _______   _______   _______    _______   _______
     Balance December 31,
      1997                   $  33   $ 1,111   $ 6,665   $ 30,229  $ 38,038
     Issuance of 4,526
      common shares for
      stock options
      exercised, employee
      stock purchases and
      other                                2        45                   47
     Issuance of 1,000,000
      common shares for an
      underwritten public
      stock offering (net
      of expenses)                       500    12,038               12,538
     Issuance of 200,000
      common shares for
      stock purchase
      warrants exercised                 100     1,320                1,420
     Issuance of 22,156
      common shares to
      fund the Company's
      1997 profit sharing
      plan contribution                   11       326                  337
     Issuance of 23,614
      shares for the
      acquisition of Conn
      Central                             12       371                  383
     Conversion of 6
      preferred shares
      into 600 common
      shares                    (1)        1
     Dividends:
      Preferred stock,
      $5.00 per share                                          (3)      (3)
      Common stock, $.03
      per share                                              (171)    (171)
     Net income for the
      period                                                1,954    1,954
                            _______  _______   _______    _______  _______

     Balance June 30 1998     $  32  $ 1,737  $ 20,765   $ 32,009  $54,543
                             ======  =======  ========   ========  =======

     In February 1998 the Company filed a registration statement with the Securities and Exchange Commission for an underwritten secondary public offering of Common Stock (the "Common Stock Offering"). In March 1998, the Company completed the Common Stock Offering and issued 1,000,000 shares of Common Stock at $14.25 per share. Net proceeds of the Common Stock Offering were approximately $12.5 million. A substantial portion of these funds were utilized to retire short and long-term debt as discussed in Note 4. The Company intends to utilize the balance of the Common Stock Offering proceeds to acquire rail cars and expand its Worcester maintenance facility.

     In March 1998 Massachusetts Capital Resource Company ("MCRC") exercised its warrants to acquire 200,000 newly issued shares of the Company's Common Stock for $7.10 per share. Proceeds to the Company consisted of a $1.4 million reduction in the outstanding principal balance of its 10% subordinated long-term note payable to MCRC.

3.   Notes Payable, Bank:

     In June 1998 the Company's principal bank renewed the Company's revolving line of credit and increased the maximum borrowings under the line from $1,750 to $2,000. In addition, loans outstanding under the renewed line are unsecured and bear interest at either the prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. There were no loans outstanding under the line at June 30, 1998.

4.   Long-Term Debt:

     The Company utilized a substantial portion of the proceeds from its Common Stock Offering (Note 2) and from the sale of fiber optics licenses (Note 5) to retire all of its short term borrowings ($1,575) and to prepay $10,228 of its outstanding long-term debt. Prepayment penalties of $264 were incurred on early extinguishment of a substantial portion of the debt, which penalties have been reported as an extraordinary item on the accompanying statement of income. As of June 30, 1998 the Company's remaining long-term debt consists of a 10% subordinated note payable to MCRC in the total amount of $987 (Note 11).

5.   Other Income:
                            Three Months Ended  Six Months Ended
                                   June 30           June 30
                             _________________  _________________
                                 1998     1997     1998    1997
                             ________ ________  ________ ________
     Gain from sales of
      properties and
      easements, net          $ 2,270   $  131   $ 2,330  $   150
     Rentals                       97      117       210      260
     Interest                      43        2        56        5
                             ________ ________  ________ ________
                              $ 2,410   $  250   $ 2,596  $   415
                             ======== ========  ======== ========

     Gain  from  sales  of  properties  and  easements  for  1998 includes $2,043 received from the sale of fiber optics cable licenses.

6.   Acquisition of Connecticut Central Railroad Company:

     On April 21, 1998 the Company acquired all of the outstanding common stock of Connecticut Central Railroad Company ("Conn Central") for 20,000 shares of newly issued common stock of the Company. The Company issued an additional 3,614 shares of its common stock to retire $50 of debt owed by Conn Central to two of its former shareholders. The total fair market value of the shares issued was $383, which exceeded the fair market value of the net assets acquired by $207, which amount is reported as goodwill on the accompanying balance sheet. The company intends to amortize this goodwill over a period of three years, beginning in the third quarter of 1998. Conn Central's former shareholders will receive an additional 7,500 shares of the Company's common stock in April 1999 if certain financial and other conditions are met. Issuance of such shares will give rise to additional goodwill. Conn Central was a shortline railroad which had operating rights over approximately 28 miles of track in central Connecticut connecting to the Company's Middletown Secondary line. Conn Central's operations were merged into those of the Company at the time of acquisition.

7.   Income Per Share:

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Prior to 1997, the Company computed income per common share using the methods outlined in Accounting Principles Board Opinion No. 15, "Earnings per Share," and its interpretations. The Company adopted SFAS No. 128 in 1997 and restated its earnings per share. Previously reported income per common share for the three and six months ended June 30, 1997 did not differ materially from that computed using SFAS 128.

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

     A   reconciliation  of  net  income  available   to   common
     shareholders for the computation of diluted income per share is as follows:

                             Three Months Ended   Six Months Ended
                                    June 30          June 30
                          ______________________  ____________________
                                 1998     1997       1998      1997
                              ________  ________  _________  ________
     Net income available to
      common shareholders      $ 1,818    $  459   $ 1,951   $   519
     Interest expense impact
      (net of tax) on assumed
      conversion of debt to
      exercise warrants                       22                  44
                              ________  ________  ________  _________
     Net income available to
      common shareholders
      assuming dilution        $ 1,818    $  481    $1,951   $   563
                              ========  ========  ========  ========

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                Three Months Ended   Six Months Ended
                                     June 30             June 30
                             ______________________  __________________
                                  1998      1997       1998      1997
                               ________   ________   ________  _________
     Weighted average shares-
      basic                   3,455,813  2,208,087  2,894,624  2,198,766
     Dilutive effect of
      convertible preferred
      stock, options and
      warrants                   83,121    275,617     80,864    275,552
                               ________   ________   ________  _________
     Weighted average shares-
      diluted                 3,538,934  2,483,704  2,975,488  2,474,318
                              =========  =========  =========  =========

8.   Dividends:

     On  July  29, 1998, the Company declared a dividend of  $.03 per share on its outstanding Common Stock payable August 27, 1998 to shareholders of record August 13, 1998.

9.   Commitments and Contingent Liabilities

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

     In 1995 the Company entered into a settlement agreement with Bestfoods (formerly CPC International, Inc.) resolving an environmental claim against the Company, arising out of a 1974 rail car incident. Pursuant to the settlement agreement, the Company paid Bestfoods $990 in stock and cash. The Company and Bestfoods agreed that in the event Bestfoods recovered proceeds from its insurance carrier for the costs of remediation of the involved site, the Company would be entitled to 10% of Bestfoods' net recovery after deduction of litigation expenses. In 1997, Bestfoods obtained a judgement in its favor from its insurance carrier for over $18 million (which amount includes approximately $5 million of prejudgment interest) as well as an order that obligates the insurance carrier to reimburse Bestfoods for future remediation expenses. The insurance carrier's appeal of this judgment was unsuccessful and it has now paid the $18 million judgement to Bestfoods. Negotiations continue between Bestfoods and the insurance carrier concerning the payment of future expenses, the potential recovery of litigation expenses and the resolution of a lawsuit filed by the insurance carrier against Bestfoods and the Company (for which Bestfoods is both defending and indemnifying the Company). The insurance policy has limits of $25 million (Note 11).

10.  New Accounting Pronouncements:

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, ''Disclosures about Segments of an Enterprise and Related Information.'' SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Both standards were adopted by the Company during 1998 and have not had material effects on its financial position and results of operations.

11.  Subsequent events:

     In July 1998, Bestfoods paid $1 million to the Company as an interim payment of the Company's 10% recovery pending final resolution of amounts to be paid to Bestfoods by its insurance carrier (Note 9).

     In July 1998 the Company utilized a portion of these funds to prepay an additional $500 of principal of its subordinated long-term note payable to MCRC thereby reducing the unpaid principal balance of this note to $495. The Company incurred a prepayment penalty of $40 on this transaction.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


Results of Operations

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                   Three Months Ended June 30    Six Months Ended June 30
                   __________________________    _________________________
                        1998          1997          1998            1997
                   ____________   ___________   _____________  ____________
                           (In thousands, except percentages)
Freight Revenues:
 Conventional
  carloads         $5,113  86.5% $4,781  85.4% $9,222   84.7%  $8,748  85.1%
 Containers           511   8.7     383   6.9     931    8.5      750   7.3
Non-Freight
 Operating
 Revenues:
 Transportation
  services            166   2.8     179   3.2     348    3.2      322   3.1
 Other                119   2.0     253   4.5     391    3.6      458   4.5
                    _____ _____   _____ _____   ______ _____   ______ _____
   Total           $5,909 100.0% $5,596 100.0% $10,892 100.0% $10,278 100.0%
                    ===== =====   ===== =====   ====== =====   ====== =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                   Three Months Ended June 30    Six Months Ended June 30
                 ____________________________   _________________________
                        1998          1997          1998            1997
                 _____________   ____________  ____________  ______________
                            (In thousands, except percentages)
Salaries, wages,
 payroll taxes
 and  employee
 benefits          $3,253  55.1% $2,781  49.7%  $5,911  54.3%  $5,309  51.6%
Casualties and
 insurance            191   3.2     141   2.5      396   3.6%     284   2.8
Depreciation          542   9.2     501   9.0    1,070   9.8      999   9.7
Diesel fuel           178   3.0     182   3.3      307   2.8      324   3.2
Car hire, net         130   2.2     156   2.8      285   2.6      318   3.1
Purchased
 services,
 including legal
 and professional
 fees                 578   9.8     473   8.4      931   8.5      788   7.7
Repair and
 maintenance of
 equipment            243   4.1     249   4.4      496   4.6      506   4.9
Track and signal
 materials            234   4.0     583  10.4      477   4.4      801   7.8
Other materials
 and supplies         275   4.6     244   4.4      553   5.1      454   4.4
Other                 381   6.4     345   6.2      759   7.0      710   6.9
                    _____ _____   _____ _____   ______ _____   ______ _____
 Total              6,005 101.6   5,655 101.1   11,185 102.7   10,493 102.1
 Less capitalized
  and recovered
  costs               883  14.9     882  15.8    1,458  13.4    1,313  12.8
                    _____  ____   _____  ____    _____  ____    _____  ____
   Total           $5,122  86.7% $4,773  85.3%  $9,727  89.3%  $9,180  89.3%
                   ======  ====  ======  ====   ======  ====   ======  ====

Six Months Ended June 30,1998 Compared to Six Months Ended June
30,1997

Operating Revenues:


Operating revenues increased $614,000, or 5.0%, to $10.9 million in the six month ended June 30, 1998 from $10.3 million in 1997. This increase was comprised of a $474,000 (5.4%) increase in conventional freight revenues and a $181,000 (24.1%) increase in net container freight revenues, partially offset by a $41,000 (5.3%) decrease in non-freight operating revenues.

The increases in conventional and container freight revenues were primarily the result of increases in traffic volume. The Company's conventional freight carloadings increased by 770, or 5.6% , to 14,431 carloadings in the six months ended June 30, 1998 from 13,661 carloadings in 1997. Total intermodal containers  handled  increased by  3,784,  or  19.1%,  to  23,596 containers in the six months ended June 30, 1998 from 19,812 containers in 1997. The average revenue per conventional carloading was virtually unchanged between six month periods. The average net revenue received per intermodal container increased by 4.2% between six month periods due primarily to rate adjustments attributable to changes in certain railroad industry cost indices.

The Company experienced increases in conventional carload ship-ments by many of its freight customers due to the continued strong economy as well as the Company's marketing efforts. In addition approximately 200 conventional carloadings were attributable to customers of Connecticut Central Railroad Company ("Conn Central") which was acquired by the Company in April 1998. The increase in intermodal container volumes is attrib-
utable to an increase in Asian imports, a shift in vessel routings due to operational difficulties at the Panama Canal, and the Company's success in marketing its intermodal services.

The $41,000 decrease in non-freight operating revenues was the net result of decreases in maintenance department billings offset, to a degree, by net increases in demurrage and other transportation revenues. Such revenues can vary from period to period depending upon customer needs.


Operating Expenses:

Operating expenses increased $547,000, or 6.0%, to $9.7 million in the six months ended June 30, 1998 from $9.2 million in 1997. Operating expenses as a percentage of operating revenues ("operating ratio") was 89.3% in both six month periods. Profit sharing expense, included in General and Administrative Expense, for the six months ended June 30, 1998 was $337,000, an increase of $244,000 from 1997 when profit sharing expense was $93,000. The increase in profit sharing expense results primarily from the substantial increase in Other Income realized in 1998. When the increase in profit sharing expense is excluded the operating ratio for 1998 is reduced to 87.1%. This decrease from 1997 is indicative of the relatively fixed nature of many of the Company's operating expenses.


Other Income:

Other income increased $2.2 million to $2.6 million in the six months ended June 30, 1998 from $415,000 in 1997. This increase is due to an increase in the gain from sales of properties and easements, principally $2.0 million derived from the sale of fiber optics cable licenses.


Interest Expense:

Interest expense decreased $218,000 or 32.0% to $463,000 in the six months ended June 30, 1998 from $681,000 in 1997. This decrease is the result of the Company's paying off all of its short-term debt and a substantial portion of its long-term debt, primarily during the second quarter of 1998.

Three  Months Ended June 30, 1998 Compared to Three Months  Ended
June 30, 1997

Operating Revenues:

Operating revenues increased $313,000, or 5.6%, to $5.9 million in the second quarter of 1998 from $5.6 million in the second quarter of 1997. This increase was comprised of a $332,000 (6.9%) increase in conventional freight revenues and a $128,000 (33.4%) increase in net container freight revenues, partially offset by a $147,000 (34.0%) decrease in non-freight operating revenues.

The increases in conventional and container freight revenues were primarily the result of increases in traffic volume. The Company's conventional freight carloadings increased by 411, or 4.8% , to 8,905 carloadings in the second quarter of 1998 from 8,494 in the second quarter of 1997. Total intermodal containers handled increased by 2,719, or 26.4%, to 13,027 containers in the second quarter of 1998 from 10,308 containers in the second quarter of 1997. Average revenue per conventional carloading increased by 2.0% between quarters as a result of selected rate increases and a change in the mix of commodities. The average net revenues received per intermodal container increased by 5.6% between quarters, primarily due to rate adjustments attributable to changes in certain railroad industry cost indices.

The Company experienced increases in conventional carload shipments by many of its freight customers due to the continued strong economy and its marketing efforts. Approximately 200 conventional carloadings were derived from customers of Conn Central which was acquired by the Company in April 1998. The increase in intermodal container volumes is attributable to an increase in Asian imports, a shift in vessel routings due to operational difficulties at the Panama Canal, and the Company's success in marketing its intermodal services.

The  $147,000 decrease in non-freight operating revenues  results
primarily  from  decreases  in  Maintenance  of  Way  and   other
departmental billings. Such revenues can vary from period to period depending upon customer needs.

Operating Expenses:

Operating expenses increased $349,000, or 7.3%, to $5.1 million in the second quarter of 1998 from $4.8 million in the second quarter of 1997. The operating ratio increased to 86.7% in the second quarter of 1998 from 85.3% in the second quarter of 1997. Profit sharing expense for the second quarter of 1998 was $313,000, an increase of $220,000 from the second quarter of 1997 when profit sharing expense was $93,000. The increase in profit sharing expense results primarily from the substantial increase in Other Income realized in the second quarter of 1998. When the increase in profit sharing expense is excluded the operating ratio for the second quarter of 1998 is reduced to 83.0%. This decrease from the second quarter of 1997 is indicative of the relatively fixed nature of many of the Company's operating expenses.

Other Income:

Other income increased $2.2 million to $2.4 million in the second quarter of 1998 from $250,000 in the second quarter of 1997. This increase is due to an increase in the gain from sales of properties and easements, principally $2.0 million derived from the sale of fiber optics cable licenses.

Interest Expense:

Interest expense decreased $233,000, or 67.3%, to $113,000 in the second quarter of 1998 from $346,000 in the second quarter of 1997. This decrease is the result of the Company's paying off all of its short-term debt and a substantial portion of its long-term debt, primarily during the second quarter of 1998.

Liquidity and Capital Resources

The Company completed a secondary public offering of 1,000,000 newly issued shares of its common stock in March 1998 and received net proceeds of approximately $12.5 million. Approximately $10.8 million of the proceeds were utilized to retire long and short-term debt, including $152,000 of prepayment penalties. The Company intends to utilize the remainder of the offering proceeds for additions to its property and equipment.

The Company generated $2.7 million during the six months ended June 30, 1998 from the sales of property and easements, principally sales of fiber optics cable licenses. Approximately $1.5 million of these funds were utilized to retire additional long-term debt principal, including $112,000 of prepayment penalties. As a result of its debt retirement, the Company's future cash requirements for debt principal and interest payments have been substantially reduced. As a further result of debt retirement, the Company's assets, including receivables, real estate, traffic, locomotives and rolling stock, and maintenance equipment are no longer encumbered by any liens, mortgages or security interest.

The Company acquired all of the outstanding common stock of Connecticut Central Railroad Company ("Conn Central") on April 21, 1998. While management is not able to predict the total impact of this acquisition upon future operations, approximately 200 carloadings and freight revenues of approximately $140,000 were generated from former Conn. Central rail freight customers during the period from April 21 through June 30, 1998. In addition, management intends to pursue growth opportunities on the acquired lines.

In June 1998 the Company's principal bank renewed the Company's revolving line of credit and increased the maximum borrowings allowed to $2.0 million. In addition borrowings under the line are now unsecured and bear interest at either the prime rate or one and one half per cent over either the one or three month London Interbank Offered Rates. As a result of this the Company's short term borrowing capacity has been increased by $250,000. The Company had no advances against the line of credit during the second quarter of 1998.

In July 1998 the Company received $1.0 million from Bestfoods as an interim payment of the Company's 10% recovery due from Bestfoods relating to Bestfoods' recovery from its insurance carrier. The Company utilized $540,000 of these funds to retire additional long-term debt principal, including a prepayment penalty of $40,000. After this payment the Company's total outstanding long term debt principal has been reduced to approximately $495,000.

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


Year 2000 Compliance

The Company operates a mainframe computer with a PC network and employs three in-house programmers who write and maintain a substantial portion of the Company's software programs. The Company utilizes Electronic Data Interchange and Interline Settlement Systems through Railinc for the interchange of rail cars and revenue allocations with other railroads. The Company has compatible back up mainframe systems at both its Worcester, Massachusetts and Plainfield, Connecticut facilities.

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

PART II - Other Information

Item 2.Changes in Securities and Use of Proceeds

       (d)Use of Proceeds - The Company sold 1,000,000 shares of the Company's Common Stock, par value $.50 per share, on March 24, 1998, pursuant to a Registration Statement on Form S-1 (File No. 333-46433), which was declared effective by the Securities and Exchange
           Commission on March 19, 1998. The Managing underwriter of the offering was Advest, Inc.. The aggregate gross proceeds of the offering were $14,250,000. The Company's total expenses in connection with the offering were $1,712,000, of which $998,000 was for underwriting discounts and commissions and $714,000 was for other expenses paid to persons other than directors or officers of the
           Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company. The Company's net proceeds from the offering were $12,538,000. From March 24, 1998 through June 30, 1998 the Company used $8,980,000 of the net proceeds to prepay the outstanding principal balance on a substantial portion of its long-term debt, including $152,000 of prepayment penalties, and $1,839,000 to retire short-term obligations, including all of its outstanding notes payable to Fleet Bank. Included in the long-term debt retired by the Company was its 10% note payable to Capital Properties, Inc. in the amount of $3,935,000 upon which no prepayment penalty was incurred. Capital Properties, Inc. has a common controlling shareholder with the Company. As of
           June 30, 1998 the Company had approximately $1,719,000 of proceeds remaining from the offering, substantially all of which were invested in short-term, interest-bearing, investment-grade securities, including money market instruments.

Item 4.Submission of Matters to a Vote of Security Holders

       The Annual Meeting of Stockholders was held on April 29, 1998. Of the 2,222,830 shares of common stock entitles to vote, 1,731,332 shares were present, in person or by proxy. Of the 653 shares of preferred stock entitled to vote, 500 shares were present, in person or by proxy.

       All directors of the Company are elected on an annual basis and the following were so elected at this Annual
       Meeting:

       Frank  W. Barrett, Robert H. Eder, William J. LeDoux,  and
       Charles  M.  McCollam,  Jr.  were  elected  Common   Stock
       Directors.   Each director received 1,728,265  affirmative
       votes and 3,067 negative votes of common shares.

       Phillip  D.  Brown,  John  H. Cronin,  Robert  J.  Easton,
       J. Joseph Garrahy, Orville R. Harrold and John J. Healy were elected Preferred Stock Directors. Each director received 500 affirmative votes and no negative votes of preferred shares.

       A resolution was presented for the appointment of Deloitte & Touche LLP as independent auditors of the accounts of the Company for 1998. The resolution received 1,727,996 affirmative votes and 1,852 negative votes of common shares with 1,484 common shares abstaining. The resolution received 500 affirmative votes and no negative votes of preferred shares.


Item 6.Exhibits and Reports on Form 8-K

       (b)No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PROVIDENCE AND WORCESTER
                                      RAILROAD COMPANY



                                     By:  /S/ Orville R. Harold
                                         ______________________________
                                         Orville R. Harrold, President


                                     By:  /S/ Robert J. Easton
                                         _____________________________
                                         Robert J. Easton
                                         Treasurer and Principal
                                         Financial Officer


DATED:  August 12, 1998