Form 10-Q
period 1998-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 1998-11-13
CIK 831968

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number 0-16704

            PROVIDENCE AND WORCESTER RAILROAD COMPANY

     (Exact name of registrant as specified in its charter)



           Rhode Island                            05-0344399
  -----------------------------            --------------------------
 (State or other jurisdiction of       I.R.S. Employer Identification No.
  incorporation or organization)

75 Hammond Street, Worcester, Massachusetts          01610
  -----------------------------            --------------------------
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

As of October 31, 1998, the registrant has 4,225,019 shares of common stock, par value $.50 per share, outstanding.

            PROVIDENCE AND WORCESTER RAILROAD COMPANY


                              Index



  Part I - Financial Information

       Item 1 - Financial Statements:

                Balance Sheets - September 30, 1998 and December
                31, 1997                                           3

                Statements of Income -
                Three and Nine Months Ended
                September 30, 1998 and 1997                        4

                Statements of Cash Flows -
                Nine months Ended
                September 30, 1998 and 1997                        5

                Notes to Financial Statements                    6-9

       Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations            10-14

  Part II - Other Information:

       Item 2(d) Changes in Securities and Use of Proceeds        15

       Item 6    Exhibits and Reports on Form 8-K                 15

  Signatures                                                      16

Item 1.  Financial Statements


            PROVIDENCE AND WORCESTER RAILROAD COMPANY

                   BALANCE SHEETS (Unaudited)
         (Dollars in Thousands Except Per Share Amounts)

                   ASSETS
                                            SEPTEMBER 30,DECEMBER 31,
                                                 1998      1997
                                              --------- ---------

Current Assets:
 Cash and equivalents                          $ 1,782   $   519
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 1998 and 1997     2,871     2,345
 Materials and supplies                          2,180     2,086
 Prepaid expenses and other                        320       167
 Deferred income taxes                              92       204
                                              --------  --------
  Total Current Assets                           7,245     5,321
Property and Equipment, net                     69,192    65,891
Goodwill, net (Note 6)                             190
                                              --------  --------
Total Assets                                   $76,627   $71,212
                                              ========  ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Current portion of long-term debt (Notes 2,
  4 and 11)                                    $   250   $   931
 Notes payable, bank  (Note 3)                             1,350
 Accounts payable                                2,458     2,083
 Accrued expenses                                  536       901
 Income taxes payable                              767        30
                                             --------- ---------
  Total Current Liabilities                      4,011     5,295
                                             --------- ---------
Long-Term Debt, Less Current Portion
 (Notes 2, 4 and 11)                               244    11,916
                                             --------- ---------
Profit-Sharing Plan Contribution                   425       337
                                             --------- ---------
Deferred Grant Income                            7,154     6,945
                                             --------- ---------
Deferred Income Taxes                            8,692     8,681
                                             --------- ---------
Commitments and Contingent Liabilities
 (Note 9)
Shareholders' Equity (Notes 2 and 6):
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  647 shares in 1998 and 653 shares in 1997         32        33
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  3,474,912 shares in 1998 and 2,221,933
  shares in 1997                                 1,738     1,111
 Additional paid-in capital                     20,784     6,665
 Retained earnings                              33,547    30,229
                                             --------- ---------
  Total Shareholders' Equity                    56,101    38,038
                                             --------- ---------
Total Liabilities and Shareholders' Equity     $76,627   $71,212
                                              ========  ========




              The accompanying notes are an integral part of the
                           financial statements.

            PROVIDENCE AND WORCESTER RAILROAD COMPANY

                STATEMENTS OF INCOME (Unaudited)
         (Dollars in Thousands Except Per Share Amounts)


                               Three Months EndedNine Months Ended
                                   September 30      September 30
                                   1998     1997     1998    1997
                               --------- --------- ------- --------

Operating Revenues - Freight
 and Non-Freight                 $6,393   $5,947   $17,285 $16,225
                               --------- --------- ------- --------
Operating Expenses:
 Maintenance of way and
  structures                        766      233    2,307    1,862
 Maintenance of equipment           534      495    1,557    1,435
 Transportation                   1,280    1,329    3,884    3,706
 General and administrative       1,009      966    3,073    2,764
 Depreciation                       550      519    1,620    1,518
 Taxes, other than income
  taxes                             551      535    1,691    1,654
 Car hire, net                      203      149      488      467
                               --------- -------- -------- --------
  Total Operating Expenses        4,893    4,226   14,620   13,406
                               --------- -------- -------- --------
Income from Operations            1,500    1,721    2,665    2,819
Other Income (Note 5)             1,259      108    3,855      523
Interest Expense                    (22)    (340)    (485)  (1,021)
                               --------- -------- -------- --------
Income before Income taxes and
 extraordinary item               2,737    1,489    6,035    2,321
Provision for Income Taxes        1,071      530    2,245      840
                              --------- -------- -------- --------
Income before extraordinary
 item                             1,666      959    3,790    1,481
Extraordinary loss from early
 extinguishment of debt, net
 of income tax benefit
 (Note 4)                            24               194
Net income                        1,642      959    3,596    1,481
Preferred Stock Dividends                               3        3
                              --------- --------- -------- --------
Net Income Available to Common
 Shareholders                    $1,642   $  959   $3,593  $ 1,478
                               ======== ======== ======== ========
Basic Income Per Common Share
 (Note 7):
 Income before extraordinary
  item                           $  .48   $  .43   $ 1.22  $   .67
 Extraordinary item                 .01              (.06)
                               ======== ======== ======== ========
 Net income                      $  .47   $  .43   $ 1.16  $   .67
                               ======== ======== ======== ========
Diluted Income Per Common
 Share (Note 7):
 Income before extraordinary
  item                           $  .47   $  .41   $ 1.19  $   .66
 Extraordinary item                (.01)             (.06)
                               ======== ======== ======== ========
 Net income                      $  .46   $  .41   $ 1.13  $   .66
                               ======== ======== ======== ========





              The accompanying notes are an integral part of the
                           financial statements.

            PROVIDENCE AND WORCESTER RAILROAD COMPANY

              STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in Thousands)

                                         Nine Months Ended September 30
                                                 1998       1997
                                             ---------- ----------

Cash flows from operating activities:
Net income                                     $ 3,596    $ 1,481
Adjustments to reconcile net income to net
 cash flows from operating activities:
 Depreciation and amortization                   1,637      1,518
 Amortization of deferred grant income            (117)      (108)
 Gains from sale, condemnation and disposal
  of properties and equipment                   (2,459)      (150)
 Gain from recovery of environmental claim      (1,000)
 Deferred income taxes                             123        300
 Increase (decrease) in cash from:
  Accounts receivable                             (548)      (408)
  Materials and supplies                           (94)      (810)
  Prepaid expenses and other                      (153)       (15)
  Accounts payable and accrued expenses          1,126      1,583
                                              ---------  ---------
Net cash flows from operating activities         2,111      3,391
                                              ---------  ---------

Cash flows from Investing Activities:
Purchase of property and equipment              (5,157)    (4,230)
Proceeds from sale and condemnation of
 property and equipment                          2,859        210
Proceeds from recovery of environmental claim               1,000
Proceeds from deferred grant income                348        679
                                              --------- ---------
Net cash flows used by investing activities       (950)    (3,341)
                                              --------- ---------

Cash Flows from Financing Activities:
Net payments under line of credit                (1,350)     (345)
Payments of long-term debt                      (10,991)     (492)
Dividends paid                                     (278)     (136)
Proceeds from long-term debt                                  730
Net proceeds from public offering of
 1,000,000 shares of common stock                12,538
Issuance of common shares for stock options
 exercised, employee stock purchases and
 acquisition of subsidiary                          183        60
                                              --------- ---------
Net cash flows from (used by) financing
 activities                                         102      (183)
                                               --------- ---------

Increase (Decrease) in Cash and Equivalents       1,263      (133)
Cash and Equivalents, Beginning of Period           519       686
                                              --------- ---------
Cash and Equivalents, End of Period             $ 1,782   $   553
                                              --------- ---------

Supplemental disclosures:
Cash paid during the period for:
 Interest                                       $   489   $ 1,051
                                               ========  ========
 Income taxes                                   $ 1,262    $  228
                                               ========  ========



            The accompanying notes are an integral part of the
                           financial statements.

            PROVIDENCE AND WORCESTER RAILROAD COMPANY

                  NOTES TO FINANCIAL STATEMENTS

           NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (Dollars in Thousands Except Per Share Amounts)
1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998 and the results of operations and cash flows for the interim periods ended September 30, 1998 and 1997. Results for interim  periods  may not be necessarily indicative  of  the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

2.   Changes in Shareholders' Equity:

                                          Additional          Total
                          Preferred Common Paid-in  Retained  Shareholders'
                             Stock  Stock  Capital   Earnings Equity
                            ------- ------- ------- -------  -------

     Balance December 31,
      1997                   $  33  $1,111  $6,665  $30,229  $38,038
     Issuance of 6,609
      common shares for
      stock options
      exercised, employee
      stock purchases and
      other                              3      64                67
     Issuance of 1,000,000
      common shares for an
      underwritten public
      stock offering (net
      of expenses)                     500  12,038            12,538
     Issuance of 200,000
      common shares for
      stock purchase
      warrants exercised               100   1,320             1,420
     Issuance of 22,156
      common shares to
      fund the Company's
      1997 profit sharing
      plan contribution                 11     326               337
     Issuance of 23,614
      shares for the
      acquisition of Conn
      Central                           12     371               383
     Conversion of 6
      preferred shares
      into 600 common
      shares                    (1)      1
     Dividends:
      Preferred stock,
      $5.00 per share                                   (3)      (3)
      Common stock, $.09
      per share                                       (275)    (275)
     Net income for the
      period                                         3,596    3,596
                            ------- ------- ------- -------  -------

     Balance September 30
      1998                  $   32  $1,738 $20,784 $33,547  $56,101
                            ======  ======  ======  ======   ======


     In February 1998 the Company filed a registration statement with the Securities and Exchange Commission for an underwritten secondary public offering of common stock (the "offering"). In March 1998, the Company completed the offering and issued 1,000,000 shares of common stock at $14.25 per share. Net proceeds of the offering were approximately $12,500. A substantial portion of these funds was utilized to retire short and long-term debt as discussed in Note 4. The Company intends to utilize the balance of the offering proceeds to acquire rail cars and expand its Worcester maintenance facility.

     In March 1998 Massachusetts Capital Resource Company ("MCRC") exercised its warrants to acquire 200,000 newly issued shares of the Company's common stock for $7.10 per share. Proceeds to the Company consisted of a $1.4 million reduction in the outstanding principal balance of its 10% subordinated long-term note payable to MCRC.

3.   Notes Payable, Bank:

     In June 1998 the Company's principal bank renewed the Company's revolving line of credit and increased the maximum borrowings under the line from $1,750 to $2,000. In addition, loans outstanding under the renewed line are unsecured and bear interest at either the prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. There were no loans outstanding under the line at September 30, 1998.

4.   Long-Term Debt:

     The Company utilized a substantial portion of the proceeds from its common stock offering (Note 2) and from the sale of fiber optics licenses (Note 5) to retire all of its short term borrowings ($1,575) and to prepay $10,778 of its outstanding long-term debt. Prepayment penalties of $304 were incurred on early extinguishment of a substantial portion of the debt, which penalties have been reported net of tax as an extraordinary item on the accompanying statement of income. As of September 30, 1998 the Company's remaining long-term debt consists of a 10% subordinated note payable to MCRC in the total amount of $494 (Note 11).


5.   Other Income:
                              Three Months Ended   Nine Months Ended
                                  September 30        September 30
                          ----------------------  --------------------
                                 1998     1997        1998    1997
                              -------- --------   -------- ---------

     Gain from sales of
      properties and
      easements, net           $  129   $  -0-      $2,459  $   150
     Recovery of prior year
      environmental claim
      (Note 9)                  1,000                1,000
     Rentals                      105      105         315      365
     Interest                      25        3          81        8
                             --------   --------  ------- ----------
                               $1,259   $  108      $3,855  $   523
                             ======== ========    ======== ========

     Gain from sales of properties and easements for 1998 includes $2,168 received from the sale of fiber optics cable licenses.

6.   Acquisition of Connecticut Central Railroad Company:

     On April 21, 1998 the Company acquired all of the outstanding common stock of Connecticut Central Railroad Company ("Conn Central") for 20,000 shares of newly issued common stock of the Company. The Company issued an additional 3,614 shares of its common stock to retire $50 of debt owed by Conn Central to two of its former shareholders. The total fair market value of the shares issued was $383, which exceeded the fair market value of the net assets acquired by $207, which amount is reported as goodwill on the accompanying balance sheet. The Company is amortizing this goodwill over a period of three years, beginning in the third quarter of 1998. Conn Central's former shareholders will receive an additional 7,500 shares of the Company's common stock in April 1999 if certain financial and other conditions are met. Issuance of such shares will give rise to additional goodwill. Conn Central was a shortline railroad which had operating rights over approximately 28 miles of track in central Connecticut connecting to the Company's Middletown Secondary line. Conn Central's operations were merged into those of the Company at the time of acquisition.

7.   Income Per Share:

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Prior to 1997, the Company computed income per common share using the methods outlined in Accounting Principles Board Opinion No. 15, "Earnings per Share," and its interpretations. The Company adopted SFAS No. 128 in 1997 and restated its earnings per share. Previously reported income per common share for the three and nine months ended September 30, 1997 did not differ materially from that computed using SFAS 128.

     Basic income per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income per common share reflects the effect of the Company's outstanding convertible preferred stock, options and warrants except where such items would be antidilutive.

     A reconciliation of net income available to common shareholders for the computation of diluted income per share is as follows:


                               Three Months Ended    Nine Months Ended
                                  September 30         September 30
                             --------------------  --------------------
                                 1998     1997         1998    1997
                              -------- --------     -----------------

     Net income available to
      common shareholders      $1,642   $  959       $3,593  $ 1,478
     Interest expense impact
      (net of tax) on assumed
      conversion of debt to
      exercise warrants                     22                    67
                              -------- --------   -------- ---------
     Net income available to
      common shareholders
      assuming dilution        $1,642   $  981       $3,593  $ 1,545
                              ======== ========    ======== ========


     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:


                                 Three Months Ended    Nine Months Ended
                                    September 30         September 30
                              -------------------    -----------------------
                                   1998     1997         1998      1997
                                -------- --------      -------  --------

     Weighted average shares-
      basic                   3,473,023 2,217,339     3,089,542 2,205,025
     Dilutive effect of
      convertible preferred
      stock, options and
      warrants                   81,714   165,775        83,003   146,625
                                -------- --------      -------- ---------
     Weighted average shares-
      diluted                 3,554,737 2,383,114     3,172,545 2,351,650
                              ========= =========     ========= =========


8.   Dividends:

     On October 28, 1998, the Company declared a dividend of $.03 per share on its outstanding common stock payable November 27, 1998 to shareholders of record November 12, 1998.


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

     In 1995 the Company entered into a settlement agreement with Bestfoods (formerly CPC International, Inc.) resolving an environmental claim against the Company, arising out of a 1974 rail car incident. Pursuant to the settlement agreement, the Company paid Bestfoods $990 in common stock of the company and cash. The Company and Bestfoods agreed that in the event Bestfoods recovered proceeds from its insurance carrier for the costs of remediation of the involved site, the Company would be entitled to 10% of Bestfoods' net recovery after deduction of litigation expenses. In 1997, Bestfoods obtained a judgement in its favor from its insurance carrier for over $18 million (which amount includes approximately $5 million of prejudgment interest) as well as an order that obligates the insurance carrier to reimburse Bestfoods for future remediation expenses. The insurance carrier's appeal of this judgment was unsuccessful and it has now paid the $18 million judgement to Bestfoods. In July 1998, Bestfoods paid $1 million to the Company as an interim payment of the Company's 10% recovery pending final resolution of amounts to be paid to Bestfoods by its insurance carrier. Negotiations continue between Bestfoods and the insurance carrier concerning the payment of future expenses, the potential recovery of litigation expenses and the resolution of a lawsuit filed by the insurance carrier against Bestfoods and the Company (for which Bestfoods is both defending and indemnifying the Company). The insurance policy has limits of $25 million.

10.  New Accounting Pronouncements:

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Both standards were adopted by the Company during 1998 and have not had material effects on its financial position, results of operations or footnote disclosures.

11. Subsequent events:

     In August 1998 the Company filed a registration statement with the Securities and Exchange Commission for an underwritten secondary public offering of common stock. In October 1998 the Company completed this offering and issued 750,000 Shares of common stock at $11.125 per share. Net proceeds of this offering were approximately $7,500. In October 1998 the Company utilized $540 of these funds to prepay the remaining outstanding principal balance of its subordinated long-term note payable to MCRC, including a prepayment penalty of $40 (Note 4). The Company intends to utilize the remainder of the offering proceeds for general corporate purposes including possible acquisitions of other connecting railroads, rail lines and trackage rights; equipment additions and infrastructure improvements.

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


Results of Operations

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:


             Three Months Ended September 30    Nine Months Ended September 30
              -------------------------------    ---------------------------
                       1998           1997          1998              1997
                  -------------   -------------  -------------  ---------------
                       (In thousands, except percentages)

Freight Revenues:
 Conventional
  carloads        $5,340  83.5% $ 5,128  86.2% $14,562  84.2%   $13,876   85.5%
 Containers          620   9.7      485   8.2    1,551   9.0      1,235    7.6
Non-Freight
 Operating
 Revenues:
 Transportation
  services           221   3.5      197   3.3      569   3.3        519    3.2
 Other               212   3.3      137   2.3      603   3.5        595    3.7
                   -----   ----    -----  ----    -----  ----      -----   ----
   Total          $6,393 100.0%$  5,947 100.0% $17,285 100.0%   $16,225  100.0%
                   ===== =====    ===== =====   ====== =====     ======  =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:


            Three Months Ended September 30     Nine Months Ended September 30
              ----------------------------      ------------------------------
                        1998          1997            1998             1997
                  ------------ -----------      --------------  -------------
                       (In thousands, except percentages)

Salaries, wages,
 payroll taxes
 and  employee
 benefits          $2,863  44.8% $ 2,875  48.3% $8,774   50.8%  $ 8,184  50.4%
Casualties and
 insurance            137   2.1      177   3.0     533    3.1       461   2.8
Depreciation and
 amortization         567   8.8      519   8.7   1,637    9.5     1,518   9.4
Diesel fuel           179   2.8      188   3.2     486    2.8       512   3.2
Car hire, net         203   3.2      149   2.5     488    2.8       467   2.9
Purchased
 services,
 including legal
 and professional
 fees                 549   8.6      404   6.8   1,480    8.6     1,192   7.4
Repair and
 maintenance of
 equipment            287   4.5      245   4.1     783    4.5       751   4.6
Track and signal
 materials            303   4.7      406   6.8     780    4.5     1,207   7.4
Other materials
 and supplies         312   4.9      297   5.0     865    5.0       751   4.6
Other                 396   6.2      338   5.7   1,155    6.7     1,048   6.5
                    -----  ----    -----  ----   -----   ----     -----  ----
 Total              5,796  90.6    5,598  94.1  16,981   98.3    16,091  99.2
 Less capitalized
  and recovered
  costs               903  14.1    1,372  23.0   2,361   13.7    2,685   16.6
                    -----  ----    -----  ----   -----   ----    -----   ----
   Total           $4,893  76.5% $ 4,226  71.1%$14,620   84.6% $13,406   82.6%
                    =====  ====    =====  ====   =====   ====    =====   ====

Nine Months Ended September 30,1998 Compared to Nine Months Ended
September 30,1997

Operating Revenues:


Operating revenues increased $1,060,000, or 6.5%, to $17.3 million in the nine months ended September 30, 1998 from $16.2 million in 1997. This increase was comprised of a $686,000 (4.9%) increase in conventional freight revenues, a $316,000 (25.6%) increase in net container freight revenues and a $58,000 (5.2%) increase in non-freight operating revenues.

The increase in conventional freight revenues was primarily attributable to an increase in the average revenue received per conventional carloading of 4.8%. The volume of conventional freight carloadings increased by just .2% between nine month periods. The Company experienced increases in conventional carload shipments by many of its freight customers due to the continued strong economy as well as the Company's marketing efforts. In addition approximately 500 conventional carloadings were attributed to customers of Connecticut Central Railroad Company ("Conn Central") which was acquired by the Company in April 1998. These volume increases were largely offset, however, by decreases in the volume of carloadings of construction aggregates and scrap metal which were handled during the period. The decrease in the demand for construction aggregates was largely attributable to a slowdown in federal funding for highway construction projects, whereas the reduction in the volume of scrap metal was primarily due to an increase in imports of steel from foreign countries due to the weakness of certain foreign currencies in relation to the U.S. dollar. Since these two commodities typically produce lower revenues per carloading than most other commodities hauled by the Company, the reduction in their volumes substantially accounts for the increase in average revenue received per carloading.

The increase in container freight revenue results from a 21.9% increase in the volume of containers handled and a 3.0% increase in the average net revenue received per intermodal container. The increase in intermodal container volumes is attributable to an increase in Asian imports, a shift in vessel routings due to operational difficulties in the Panama Canal and the Company's success in marketing its intermodal services. The increase in average net revenue received per container was primarily due to changes in certain railroad industry cost indices.

The $58,000 increase in non-freight operating revenues was principally the result of increases in demurrage and other transportation related revenues. Such revenues can vary from period to period depending upon customer needs.


Operating Expenses:

Operating expenses increased $1.2 million, or 9.1%, to $14.6 million in the nine months ended September 30, 1998 from $13.4 million in 1997. Operating expenses as a percentage of operating revenues ("operating ratio") was 84.6% in 1998 compared with 82.6% in 1997. A portion of the increase in operating expenses is attributable to the fact that a larger portion of Maintenance of Way payroll and overhead costs were capitalized in connection with capital improvements to the Company's track structure and bridges or were reimbursed through government grants for grade crossing improvements in 1997 than in 1998. Total capitalized track expenses and recovered costs for the nine month period ended September 30, 1998 amounted to $2.4 million, a $324,000 decrease from 1997 when such recovered costs amounted to $2.7 million. In addition, profit sharing expense, included in General and Administrative Expense, for 1998 was $425,000, a $167,000 increase from 1997 when profit sharing expense amounted to $258,000. The increase in profit sharing expense results from the substantial increase in other income realized in 1998. Since the Company has recorded the maximum amount of profit sharing expense payable for 1998 it should have a decreasing impact upon the Company's operating ratio during the remainder of the year.

Other Income:

Other income increased $3.3 million to $3.9 million in 1998 from $523,000 in 1997. This increase is due primarily to an increase in the gain from the sales of property and easements, principally $2.2 million derived from the sale of fiber optics cable licenses. In addition the Company received $1.0 million in 1998 as an interim payment relating to an environmental claim paid by the Company in prior years.


Interest Expense:

Interest expense decreased $536,000 to $485,000 in the nine months ended September 30,1998 from $1.0 million in 1997. This decrease is the result of the Company paying off all of its short-term debt and substantially all of its long-term debt during 1998.


Three Months Ended September 30,1998 Compared to Three Months
Ended September 30,1997

Operating Revenues:

Operating revenues increased $446,000, or 7.5%, to $6.4 million in the third quarter of 1998 from $5.9 million in the third quarter of 1997. This increase was comprised of a $212,000 (4.1%) increase in conventional freight revenues, a $135,000 (27.8%) increase in net container freight revenues and a $99,000 (29.6%) increase in non-freight operating revenues.

The increase in conventional freight revenues for the quarter was the net result of a 12.8% increase in the average revenue received per conventional carloading partially offset by a 7.7% decrease in conventional traffic volume. While the Company experienced increases in conventional carload shipments by certain of it customers, including approximately 300 carloadings for Conn Central freight customers, these increases were more than offset by decreases in the traffic volumes of construction aggregates and scrap metal for reasons previously discussed. The fact that these two commodities typically produce lower revenues per carloading than most other commodities hauled by the Company accounts for the increase in the average revenue per carloading experienced for the quarter.

The increase in container freight revenues results from a 26.4% increase in the volume of Containers handled and a 1.2% increase in the average net revenue received per intermodal container attributable to reasons previously discussed.

The $99,000 increase in non-freight operating revenues results from increases in demurrage and other transportation related revenues, as well as increases in Maintenance of Way Department billings. Such revenues can vary from period to period depending upon customer needs.


Operating Expenses:

Operating expenses increased $667,000, or 15.8%, to $4.9 million in the third quarter of 1998 from $4.2 million in the third quarter of 1997. The operating ratio increased to 76.5% in the third quarter of 1998 from 71.1% in 1997. A significant portion of the increase in operating expenses between quarters is attributable to the fact that a larger portion of Maintenance of Way payroll and overhead costs was capitalized in connection with capital improvements to the Company's track structure and bridges or was reimbursed through government grants for grade crossing improvements in the third quarter of 1997 than in 1998. Total capitalized track expenses and recovered costs for the third quarter of 1998 amounted to $903,000, a $469,000 decrease from the third quarter of 1997 when such recovered costs amounted to $1.4 million. Capitalized track expenses and cost recoveries can vary significantly between periods.

Other Income:

Other income increased $1.2 million to $1.3 million in the third quarter of 1998 from $108,000 in the third quarter of 1997. An interim payment relating to a prior year environmental claim accounted for $1.0 million of this increase.

Interest Expense:

Interest expense decreased $318,000 to $22,000 in the third quarter of 1998 from $340,000 in 1997. This decrease is the result of the Company paying off all of its short term debt and substantially all of its long term debt, primarily during the second quarter of 1998.

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

The Company generated $2.9 million during the nine months ended September 30, 1998 of proceeds from the sales of property and easements, principally sales of fiber optics cable licenses. Approximately $1.5 million of these funds were utilized to retire additional long-term debt principal, including $112,000 of prepayment penalties. As a result of its debt retirement, the Company's future cash requirements for debt principal and interest payments have been substantially reduced. As a further result of debt retirement, the Company's assets, including receivables, real estate, track, locomotives and rolling stock, and maintenance equipment are no longer encumbered by any liens, mortgages or security interest.

In July 1998 the Company received $1.0 million from Bestfoods as an interim payment of the Company's 10% recovery due from Bestfoods relating to Bestfoods' recovery from its insurance carrier. The Company utilized $540,000 of these funds to retire additional long-term debt principal, including a prepayment penalty of $40,000.

The Company acquired all of the outstanding common stock of Connecticut Central Railroad Company ("Conn Central") on April 21, 1998. While management is not able to predict the total impact of this acquisition upon future operations, approximately 500 carloadings and freight revenues of approximately $365,000 were generated from former Conn. Central rail freight customers during the period from April 21 through September 30, 1998. In addition, management intends to pursue growth opportunities on the acquired lines.

In June 1998 the Company's principal bank renewed the Company's revolving line of credit and increased the maximum borrowings allowed to $2.0 million. In addition borrowings under the line are now unsecured and bear interest at either the prime rate or one and one half per cent over either the one or three month London Interbank Offered Rates. As a result of this the Company's short term borrowing capacity has been increased by $250,000. The Company had no advances against the line of credit during the second or third quarters of 1998.

In October 1998 the Company completed an additional secondary public offering of 750,000 newly issued shares of its common stock and received net proceeds of approximately $7.5 million. The Company utilized $540,000 of these funds to retire all of its remaining long-term debt principal, including a prepayment penalty of $40,000. After this payment the Company has no remaining long-term debt outstanding. The Company intends to utilize the remainder of the offering proceeds for general corporate purposes including possible acquisitions of other railroads, rail lines and trackage rights; equipment additions and infrastructure improvements.

In management's opinion cash generated from operations during the remainder of 1998 will be sufficient to enable the Company to meet its operating expenses and capital expenditures.

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

The Company has completed an analysis of its information technology and other operating systems to determine which may be impacted by "Year 2000" issues. Based on this analysis, preparations for the Year 2000 have been underway for six years and changes to the Company's information technology are substantially complete. The Company's other non-information technology systems have also been evaluated and no Year 2000 issues have been identified.

Modifications to the Company's information technology programs have been performed by internal staff with the associated costs incorporated into the Company's annual operating budgets and, therefore, such costs are not separately identifiable. No material additional costs are anticipated at this time.

Due to the short periodic cycle of rail car movements, the exchange of data covers time periods where Year 2000 compliance is not a major factor and should not adversely affect the Company's ability to operate. The Company relies on waybills and car supply and revenue data generated by other railroads in the interchange of rail cars. The failure of these railroads to supply accurate data could disrupt the Company's operations. However, Railinc with whom the majority of these railroads interface electronically, has informed the Company that it is currently addressing the Year 2000 issue and expects to be Year 2000 compliant by early 1999. The Company believes that any modifications to its programs resulting from Railinc changes will be minimal and that such changes can be readily made.

The Company's contingency plan in the event other parties should be unable to provide Year 2000 compliant electronic data is to revert to paper documentation from these parties. However, to the extent that customers, connecting carriers or other entities with which the Company has material relationships do not adequately address Year 2000 issues, the Company could experience payment delays and service disruptions which could materially adversely affect its operations.

PART II - Other Information

Item 2.Changes in Securities and Use of Proceeds

       (d)Use of Proceeds - The Company sold 1,000,000 shares of the Company's common stock, par value $.50 per share, on March 24, 1998, pursuant to a Registration Statement on Form S-1 (File No. 333-46433), which was declared effective by the Securities and Exchange Commission on March 19, 1998. The Managing underwriter of the offering was Advest, Inc. The aggregate gross proceeds of the offering were $14,250,000. The Company's total expenses in connection with the offering were $1,712,000, of which $998,000 was for underwriting discounts and commissions and $714,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company. The Company's net proceeds from the offering were $12,538,000. From March 24, 1998 through September 30, 1998 the Company used $8,980,000 of the net proceeds to prepay the outstanding principal balance on a substantial portion of its long-term debt, including $152,000 of prepayment penalties, and $1,839,000 to retire short-term obligations, including all of its outstanding notes payable to Fleet Bank. Included in the long-term debt retired by the Company was its 10% note payable to Capital Properties, Inc. in the amount of $3,935,000 upon which no prepayment penalty was incurred. Capital Properties, Inc. has a common controlling shareholder with the Company. As of September 30, 1998 the Company had approximately $1,719,000 of proceeds remaining from the offering, substantially all of which were invested in short-term, interest-bearing, investment-grade securities, including money market instruments.


Item 6.Exhibits and Reports on Form 8-K

       (b)No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PROVIDENCE AND WORCESTER
                                      RAILROAD COMPANY



                                       By: /s/ Orville R. Harrold
                                         ------------------------------
                                         Orville R. Harrold, President



                                       By: /s/ Robert J. Easton
                                         ------------------------------
                                         Robert J. Easton
                                         Treasurer and Principal
                                         Financial Officer




DATED:  November 12, 1998