Form 10-K
period 1998-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 1999-03-30
CIK 831968

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1998

   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to
   ---------------

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

Registrant's telephone number, including area code(508) 755-4000

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
       Title of Each Class                    on which registered
  -----------------------------            --------------------------
          Not Applicable                         Not Applicable

     Securities registered pursuant to Section 12(g) of the Act:
                  Common stock, $.50 par value
   ----------------------------------------------------------------

                        (Title of Class)
   ----------------------------------------------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 5, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $33,665,812. (For this purpose, all directors of the Registrant are considered affiliates.)

As of March 5, 1999, the Registrant had 4,230,140 shares of Common Stock outstanding.

Documents Incorporated by Reference -
None

Exhibit Index - Page IV-1.

                                 PART I

Item 1. Business


  Providence and Worcester Railroad Company ("P&W") is a regional freight railroad operating in Massachusetts, Rhode Island, Connecticut and New York. The Company is the only interstate freight carrier serving the State of Rhode Island and possesses the exclusive and perpetual right to conduct freight operations over the Northeast Corridor between New Haven, Connecticut and the Massachusetts/Rhode Island border. Since commencing independent operations in 1973, the Company, through a series of acquisitions of connecting lines, has grown from 45 miles of track to its current system of approximately 545 miles. P&W operates the largest double stack intermodal terminal facilities in New England in Worcester, Massachusetts, a strategic location for regional transportation and distribution enterprises.

   The Company transports a wide variety of commodities for its customers, including construction aggregate, iron and steel products, chemicals, lumber, scrap metals, plastic resins, cement, processed foods and edible food stuffs, such as frozen foods, corn syrup and animal and vegetable oils. Its customers include The Dow Chemical Company, Exxon Corporation, Frito-Lay, Inc., General Dynamics Corporation, Getty Petroleum Marketing Inc., International Paper Company, Leggett & Platt, Incorporated, Mobil Oil Corporation, R.R. Donnelly & Sons and Tilcon Connecticut, Inc. In 1998, P&W transported nearly 30,500 carloads of freight and over 53,800 intermodal containers. The Company also generates income through sales of properties, grants of easements and licenses and leases of land and tracks.

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


Industry Overview

  General

   Railroads are divided into three classes based on operating revenues: Class I, $256.4 million or more; Class II, $20.5 million to $256.4 million; and Class III, less than $20.5 million. As a result of mergers and consolidations, there are only nine Class I railroads in the country. These large systems handle 91% of the nation's rail freight business.

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


 Break Up of Conrail

    Pursuant to the approval of the United States Surface Transportation Board ("STB"), CSX Corporation ("CSX") and Norfolk Southern Railroad ("Norfolk Southern") have jointly acquired Consolidated Rail Corporation ("Conrail") and are now poised to split its assets reportedly on or about June 1, 1999. CSX will acquire and operate Conrail's New England facilities.

   The impact of the division of Conrail on the Company's operations and business is uncertain at this time. The acquisition should create additional business opportunities as a result of longer Class I single line service on competitive routes, particularly between the southeast and northeast. The transaction, however, may lead to increased competition between the Company and other freight railroads in New England.

   The New York City and Long Island metropolitan area is one of the country's largest markets for the consumption of products and freight transportation services. In August 1997, the Company entered into an agreement with CSX that enables the Company to market rail service between its system and New York City. Moreover, in rendering its decision authorizing CSX's and Norfolk Southern's acquisition of Conrail, the STB required CSX to discuss with the Company the possibility of additional rail service between New Haven, CT and Fresh Pond Junction (Queens), NY as a step to provide competitive rail service to and from New York City. Although the STB has declined to compel formal discussions between CSX and the Company, it continues to encourage the Company and CSX to develop mutually beneficial business on this route. The Company intends to aggressively pursue such opportunities.


Regional Developments

   There are a number of development projects underway in New England to increase port capacity along the extensive coastline and to improve the intermodal transportation and distribution infrastructure in the region. These projects present significant opportunities for the Company to increase its business.


 Quonset/Davisville

   The State of Rhode Island has proposed the redevelopment of a 1,000 acre portion of the 3,000 acre former Naval construction battalion facility at Quonset/Davisville. The State plans to transform this waterfront site to a more active port and industrial park. This facility already houses a number of rail oriented industries and an auto port. To facilitate the redevelopment, the State has executed a contract to begin construction in the spring of 1999 of a $120 million freight rail improvement project to provide additional track capacity and double stack clearance on the Northeast Corridor between Quonset/Davisville and the connection of the Corridor to the Company's main line at Central Falls, R.I.


 Massachusetts Highway Improvement Program

  Work has begun on a significant expansion of the Company's bulk transload and intermodal yards in Worcester in conjunction with the Massachusetts Highway Department's $250 million project creating a direct Worcester connection to the Massachusetts Turnpike. This project will result in a near doubling of the Company's transload facilities over the next two years.

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

Middletown/Hartford Line

   The Company is pursuing the restoration of the rail line extending from Middletown to Hartford, CT in partnership with the Connecticut Department of Transportation. This 11 mile segment over which the Company has freight service rights has been out of service for many years. With a planned industrial park along this line and a new connection to other carriers in Hartford, the Company believes restoration of this line will present revenue growth opportunities. This line also adjoins the planned relocation site of the New England Patriot's stadium.



Railroad Operations

   The Company's rail freight system extends over approximately 545 miles of track. The Company interchanges freight traffic with Conrail at Worcester, Massachusetts and at New Haven, Connecticut; with the Springfield Terminal Railway Company (formerly Boston and Maine Railroad) at Gardner, Massachusetts; with the New England Central Railroad (formerly Central Vermont Railway) at New London, Connecticut; and with the New York and Atlantic Railroad (formerly Long Island Railroad) at Fresh Pond Junction on Long Island. Through its connections, P&W links more than 80 communities on its lines. It operates four classification yards (areas containing tracks used to group freight cars destined for a particular industry or interchange), located in Worcester, Massachusetts, Cumberland, Rhode Island and Plainfield and New Haven, Connecticut.

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


 Customers

   The Company serves over 150 customers in Massachusetts, Rhode Island, Connecticut and New York. The Company's 10 largest customers account for roughly half of its operating revenues. In 1998, Tilcon Connecticut, Inc., which ships construction aggregate from three separate quarries on P&W's system to asphalt production plants in Connecticut and New York, accounted for approximately 13.4% of the Company's operating revenues. No other customer accounted for 10% or more of its total operating revenues in 1998.


 Markets

   The Company transports a wide variety of commodities for its customers. In 1998, chemicals and plastics and construction aggregate were the two largest commodity groups transported by the Company, constituting 41% and 11%, respectively, of conventional carload freight revenues. The following table summarizes the Company's conventional carload freight revenues by commodity group as a percentage of such revenues:


   Commodity                              1998  1997  1996  1995  1994
                                          ----  ----  ----  ----  ----

Chemicals and Plastics                      41%   42%   43%   44%   46%
Construction Aggregate                      17    20    18    18    15
Food and Agricultural                       15    15    17    17    16
Forest and Paper Products                   14    13    14    13    14
Scrap Metal and Waste                        6     5     3     3     3
Other                                        7     5     5     5     6
                                          ----  ----  ----  ----  ----
  Total                                    100%  100%  100%  100%  100%
                                           ====  ====  ====  ====  ====


 Sales and Marketing

   P&W's sales and marketing staff of three people has nearly 50 years of combined experience in pricing and marketing railroad services. The sales and marketing staff focuses on understanding and addressing the raw material requirements and transportation needs of its existing customers and businesses on its lines. The staff grows existing business by maintaining close working relationships with both customers and connecting carriers. The sales and marketing staff strives to generate new business for the Company through (i) targeting companies already on P&W's rail lines but not currently using rail services, (ii) working with state and local development officials, developers and real estate brokers to encourage the development of industry on the Company's rail lines and (iii) identifying and targeting the non-rail transportation of goods into and out of the region in which the Company operates. Unlike many other regional and short-line railroads, the Company is able to offer its customers creative pricing and routing alternatives because of its multiple connections to other carriers.


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

   Safety of the Company's operations is of paramount importance for the benefit and protection of the Company's employees, customers and the communities served by its rail lines. The Company and its employees have made dramatic improvements in preventing injuries while at the same time increasing operations and expanding the work force. Reportable injuries have been below ten incidents per year for the past 6 years.

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

   Rail freight rates can be in various forms. Generally, customers are given a "through" rate, a single figure encompassing the rail transportation of a commodity from point of origin to point of destination, regardless of the number of carriers which handle the car. Rates are developed by the carriers based on the commodity, volume, distance and competitive market considerations. The entire freight bill is paid either to the originating carrier ("prepaid") or to the destination carrier ("collect") and divided between all carriers which handle the move. The basis for the division varies and can be based on factors (or revenue requirements) independently established by each carrier which comprise the through rate, or on a percentage basis established by division agreements among the carriers. A carrier such as P&W, which actually places the car at the customer's location and attends to the customer's daily switching requirements, receives revenue greater than an amount based simply on mileage hauled.

 Employees

  As of January 1, 1999, the Company had 154 full-time employees, 120 of which were represented by three national railroad labor organizations. The Company's employees have been represented by unions since the Company commenced independent operations in 1973.

   The Company's initial agreement with the United Transportation Union covering the trainmen was unusual in the railroad industry since it provided the Company with discretion in determining crew sizes, eliminated craft distinctions and provided a guaranteed annual wage for a maximum number of hours worked. The Company's collective bargaining agreements have been in effect since February 1973 for trainmen, since May 1974 for clerical employees, dispatchers and police and since June 1974 for maintenance employees. These contracts do not expire but are subject to re-negotiation after the agreed-upon moratoriums. The moratorium periods are typically three to five years in length. The labor agreements may next be amended at July 1, 2004 for the United Transportation Union (trainmen), December 31, 1999 for the Transportation Communication Union (clerical) and July 1, 2000 for the Brotherhood of Railroad Signalmen (maintenance). The Company considers its employee and labor relations to be good.


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

Item 2. Properties

 Track

   P&W's rail system extends over approximately 545 miles of track, of which it owns approximately 170 miles. The Company has the right to use the remaining 375 miles pursuant to perpetual easements and long-term trackage rights agreements. Under certain of these agreements, the Company pays fees based on usage.

   Virtually all of the main lines on which the Company operates are in FRA class 3 condition (allowing 40 m.p.h. speeds) or better. The Company intends to maintain these lines in such excellent condition.

   Of the approximately 545 miles of the Company's system, 313 miles, or 55%, are located in Connecticut, 103 miles, or 20%, are located in Massachusetts, 102 miles, or 20%, are located in Rhode Island and 28 miles, or 5%, are located in New York.


 Rail Facilities

   P&W owns land and a building with approximately 69,500 square feet of floor space in Worcester, Massachusetts. The building houses the Company's executive and administrative offices and some of the Company's storage space. Approximately 2,100 square feet are leased to an outside tenant.

   The Company owns and operates three principal classification yards located in Worcester, Massachusetts, Cumberland, Rhode Island and Plainfield, Connecticut and also operates a classification yard in New Haven, Connecticut. In addition, the Company has maintenance facilities in Plainfield and Worcester. Work has begun on an expansion of the Company's primary locomotive and rail car maintenance and repair facility in Worcester, MA. This approximately $1.7 million expansion will increase capacity and productivity and enable the Company to accept contract work for other railroads and customers. In addition, the Company has upgraded its Plainfield, CT equipment maintenance facility to include a modern paint shop. P&W believes that its executive and administrative office facilities, classification yards and maintenance facilities are adequate to support its current level of operations.

 Other Properties

   The Company owns or has the right to use a total of approximately 130 acres of real estate located along the principal railroad lines from downtown Providence through Pawtucket, Rhode Island. Of this amount, P&W owns approximately eight acres in Pawtucket and has a perpetual easement for railroad purposes over the remaining 122 acres.

   The Company has nearly $12 million in the development of the South Quay, which is adjacent to 12 acres of land owned by the Company. This investment has resulted in the creation of approximately 33 acres of waterfront land that are the subject of a title dispute pending before the Rhode Island Supreme Court. See "Item 3 Legal Proceedings."

   P&W actively manages its real estate assets in order to maximize revenues. The income from property management is derived from sales and leasing of properties and tracks and grants of easements to government agencies, utility companies and other parties for the installation of overhead or underground cables, pipelines and transmission wires as well as recreational uses such as bike paths.


 Rolling Stock

   The following schedule sets forth the rolling stock owned by the Company as of December 31, 1998:

  Description                                           Number
  Locomotive                                              28
  Gondola                                                 77
  Flat Car                                                 4
  Ballast Car                                             36
  Passenger Equipment                                      5
  Caboose                                                  2
                                                         ---
  Total                                                  152
                                                         ===

   The 28 diesel electric locomotives are used on a daily basis, are maintained to a high standard, comply with all FRA and Association of American Railroads rules and regulations and are adequate for the needs of the Company's freight operations. The gondolas and flat cars are considered modern rail cars and are used by certain P&W customers. Other rail freight customers use their own freight cars or obtain such equipment from other sources. The ballast cars are used in track maintenance. From time to time, the Company has leased ballast cars to other adjoining railroads. The passenger equipment and cabooses are not utilized in P&W's rail freight operations but are used on an occasional basis for Company functions, excursions and charter trips.


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

   The Company maintains a modern fleet of track maintenance equipment and aggressively pursues available opportunities to work with federal and state agencies for the rehabilitation of bridges, grade crossings and track. The Company's locomotives are equipped with the cab signal technology necessary for operations on the Northeast Corridor and will be equipped with automatic civil speed enforcement systems which will be required upon the introduction of high speed passenger service on the Northeast Corridor scheduled for the spring of 1999.


Item 3. Legal Proceedings

   In 1995 the Company entered into a settlement agreement with Bestfoods (formerly CPC International, Inc.) resolving an environmental claim against the Company, arising out of a 1974 rail car incident. Pursuant to the settlement agreement, the Company paid Bestfoods $990,000 in common stock of the Company and cash. The Company and Bestfoods agreed that in the event Bestfoods recovered proceeds from its insurance carrier for the costs of remediation of the involved site, the Company would be entitled to 10% of Bestfoods' net recovery after deduction of litigation expenses. In 1997, Bestfoods obtained a judgement in its favor from its insurance carrier for over $18 million (which amount includes approximately $5 million of prejudgment interest) as well as an order that obligates the insurance carrier to reimburse Bestfoods for future remediation expenses. The insurance carrier's appeal of this judgement was unsuccessful and it has now paid the $18 million judgement to Bestfoods. In July 1998, Bestfoods paid $1 million to the Company as an interim payment of the Company's 10% recovery pending final resolution of amounts to be paid to Bestfoods by its insurance carrier. Negotiations continue between Bestfoods and the insurance carrier concerning the payment of future expenses, the potential recovery of litigation expenses and the resolution of a lawsuit filed by the insurance carrier against Bestfoods and the Company (for which Bestfoods is both defending and indemnifying the Company). The insurance policy has limits of $25 million.

   The Company has invested approximately $12 million in the development of the South Quay, approximately 33 acres of reclaimed formerly tide flowed land which is adjacent to 12 acres owned by the Company. On April 25, 1996, the Company filed an action in Rhode Island Superior Court seeking to confirm the Company's fee simple absolute title in the South Quay. The State of Rhode Island and the Rhode Island Coastal Resources Management Council ("CRMC") objected to the Company's petition. Acting on motions for summary judgment filed by both sides, the Superior Court ruled that the Company is the owner of the South Quay in fee simple absolute. The State and CRMC have appealed this decision to the Rhode Island Supreme Court contending that the Company possesses only a 50 year exclusive license to develop and occupy the property which will need to be renewed at the end of the term. A decision from the Rhode Island Supreme Court is expected in 1999. A finding that the Company possesses only a 50 year license should not prevent the utilization of the South Quay as an intermodal facility.


Item 4. Submission of Matters to a Vote of Security Holders

  Not applicable.

                                     Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder
Matters

            PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

  The Common Stock is quoted on the American Stock Exchange ("AMEX") under the trading symbol "PWX." Prior to March 5, 1997, the Common Stock was traded on The Nasdaq National Market ("NASDAQ") under the symbol "PWRR." The following table sets forth, for the periods indicated, the high and low sale price per share for the Common Stock as reported on the AMEX and NASDAQ. Also included are dividends paid per share of Preferred Stock and Common Stock during these quarterly periods.


                                        Common Stock
                                       Trading Prices  Dividends Paid
                                       High     Low   Preferred Common

1998
  First Quarter.                      $18 7/8  $14 1/2   $5.00  $.03
  Second Quarter.                      17       14 1/4     -0-   .03
  Third Quarter.                       17       11 1/4     -0-   .03
  Fourth Quarter.                      13 3/8   10 1/4     -0-   .03
1997
  First Quarter.                       10 3/8    7 1/2    5.00   -0-
  Second Quarter.                      12 1/2    9 3/4     -0-   .06
  Third Quarter.                       14 1/4   10 5/8     -0-   -0-
  Fourth Quarter.                      22 1/4   13 1/4     -0-   .06


  As of March 5, 1999, there were approximately 723 holders of record of the Company's Common Stock.

  In 1997, the Company raised its Common Stock dividend 20%, from $.05 a share semi-annually to $.06 a share. At a meeting of the Board of directors held January 28, 1998, the Board modified the company's dividend policy to pay dividends on the Common Stock quarterly. The declaration of cash dividends on the Common Stock will be at the discretion of the Board of Directors based on the Company's earnings, financial condition, capital requirements and other relevant factors and restrictions.

Item 6. Selected Financial Data

  The selected financial data set forth below has been derived from audited financial statements. The data should be read in conjunction with the Company's audited financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other information included elsewhere in this annual report.


                                       Years Ended December 31,
                                  1998     1997    1996   1995    1994
                                ------  ------  ------  ------  ------
                               (in thousands, except per share amounts)

Income Statement Data:
 Operating revenues            $22,738 $22,083 $19,456 $19,778 $20,292
 Operating expenses             20,036  18,333  17,714  17,677  17,202
                                ------  ------  ------  ------  ------
 Income from operations          2,702   3,750   1,742   2,101   3,090
 Other income                    4,156     638   1,660     581   1,206
 Interest expense                 (495) (1,358) (1,371) (1,175) (1,285)
                                ------  ------  ------  ------  ------
 Income before income taxes
  and extraordinary item         6,363   3,030   2,031   1,507   3,011
 Provision for income taxes      2,360   1,100     780     590   1,200
                                ------  ------  ------  ------  ------
 Net income before
  extraordinary item             4,003   1,930   1,251     917   1,811
 Extraordinary loss from
  early extinguishment of
  debt, net of income tax
  benefit                          219      --      --      --      --
                                ------  ------  ------  ------  ------
 Net income                      3,784   1,930   1,251     917   1,811
 Preferred Stock dividend            3       3       3       3      31
                                ------  ------  ------  ------  ------

 Net income available to
  common shareholders           $3,781  $1,927  $1,248   $ 914  $1,780
                                ======  ======  ======  ======  ======

 Basic income per common
  share (a)                      $1.13   $0.87   $0.57   $0.45   $0.99
                                ======  ======  ======  ======  ======

 Diluted income per common
  share (a)                      $1.10   $0.81   $0.54   $0.43   $0.87
                                ======  ======  ======  ======  ======

 Weighted average
  shares--basic                  3,352   2,209   2,178   2,043   1,796
                                ======  ======  ======  ======  ======

 Weighted average
  shares--diluted                3,433   2,489   2,461   2,136   2,077
                                ======  ======  ======  ======  ======

 Cash dividends declared on
  Common Stock                   $ 402   $ 267   $ 218   $ 205   $ 173
                                ======  ======  ======  ======  ======


                                             December 31,
                                  1998    1997    1996    1995    1994
                                ------  ------  ------  ------  ------
Balance Sheet Data:
 Total assets                  $84,594 $71,212 $68,491 $68,012 $61,496
 Short-term debt                    --   2,281   2,117     612     758
 Long-term debt, less current
  portion                           --  11,916  12,131  12,977  10,485
 Shareholders' equity           63,709  38,038  36,061  34,455  32,914



(a) The income per share amounts for 1998 are stated net of a loss of $.06 per share attributable to the extraordinary item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the Company's audited financial statements and notes thereto included elsewhere in this annual report.

This annual report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

Overview

The Company is a regional freight railroad operating in Massachusetts, Rhode Island, Connecticut and New York.

The Company generates operating revenues primarily from the movement of freight in both conventional freight cars and in intermodal containers on flat cars over its rail lines. Freight revenues are recorded at the time delivery is made to the customer or the connecting carrier. Modest non-freight operating revenues are derived from demurrage, switching, weighing, special train and other transportation services as well as from services rendered to freight customers and other outside parties by the Company's Maintenance of Way, Communications and Signals, and Maintenance of Equipment Departments. Operating revenues also include amortization of deferred grant income.

The Company's operating expenses consist of salaries and wages and related payroll taxes and employee benefits, depreciation and amortization, insurance and casualty claim expense, diesel fuel, car hire, property taxes, materials and supplies, purchased services and other expenses. Many of the Company's operating expenses are of a relatively fixed nature and do not increase or decrease proportionately with increases or decreases in operating revenues unless the Company's management takes specific actions to restructure the Company's operations.

When comparing the Company's results of operations from one year to another, the following factors should be taken into consideration. First, the Company has historically experienced fluctuations in operating revenues and expenses due to unpredictable events such as one-time freight moves and customer plant expansions and shut-downs. Second, the Company's freight volumes are susceptible to increases and decreases due to changes in international, national and regional economic conditions. Third, the volume of capitalized track or recollectable projects performed by the Company's Maintenance of Way and Communications and Signals Departments can vary significantly from year to year thereby impacting total operating expenses.

The Company also generates income through sales of properties, grants of easements and licenses, and leases of land and tracks. Income or loss from sale, condemnation and disposal of property and equipment and grants of easements is recorded at the time the transaction is consummated and collectibility is assured. This income varies significantly from year to year

The Company has one customer, Tilcon Connecticut, Inc., which accounted for approximately 13.4%, 15.1% and 12.6% of its operating revenues in 1998, 1997 and 1996, respectively. The Company does not believe that this customer will cease to be a rail shipper or will significantly decrease its freight volume in the foreseeable future. In the event that this customer should cease or significantly reduce its rail freight operations, management believes that the Company could restructure its operations to reduce operating costs by an amount sufficient to offset the decrease in operating revenues.


Results of Operations

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:



                                      Years Ended December 31,
                             ---------------------------------------------
                                  1998            1997            1996
                             ------------    ------------     ------------
                                 (in thousands, except percentages)

Freight Revenues:
 Conventional carloads     $19,031   83.7%  $19,001   86.0%  $17,050   87.6%
 Containers                  2,132    9.4     1,675    7.6     1,508    7.8
Non-Freight Operating Revenues:
 Transportation services       640    2.8       632    2.9       455    2.3
 Other                         935    4.1       775    3.5       443    2.3
  Total                    $22,738  100.0%  $22,083  100.0%  $19,456  100.0%

The following table sets forth conventional carload freight revenues by commodity group in dollars and as a percentage of such revenues:


                                      Years Ended December 31,
                             ----------------------------------------------
                                  1998             1997            1996
                             ------------      ------------    ------------

                                 (in thousands, except percentages)
Chemicals and plastics      $7,813   41.1%   $8,000   42.1%   $7,366   43.2%
Construction aggregate       3,239   17.0     3,762   19.8     3,086   18.1
Food and agricultural products
                             2,904   15.3     2,831   14.9     2,864   16.8
Forest and paper products    2,730   14.3     2,546   13.4     2,319   13.6
Scrap metal and waste        1,074    5.6       969    5.1       477    2.8
Other                        1,271    6.7       893    4.7       938    5.5
  Total                    $19,031  100.0%  $19,001  100.0%  $17,050  100.0%

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                      Years Ended December 31,
                             ---------------------------------------------
                                  1998             1997            1996
                             ------------     ------------    ------------
                                 (in thousands, except percentages)

Salaries, wages, payroll taxes
 and employee benefits     $11,587   51.0%  $11,023   49.9%  $10,686   54.9%
Casualties and insurance       745    3.3       572    2.6       800    4.1
Depreciation and amortization
                             2,225    9.8     2,054    9.3     1,940   10.0
Diesel fuel                    658    2.9       708    3.2       656    3.4
Car hire, net                  672    2.9       598    2.7       605    3.1
Purchased services, including
 legal and professional fees
                             1,868    8.2     1,762    8.0     1,213    6.2
Repairs and maintenance of
 equipment                   1,007    4.4       943    4.3       687    3.5
Track and signal materials   1,666    7.3     1,866    8.4     1,257    6.4
Other materials and supplies 1,113    4.9     1,012    4.6       848    4.4
Other                        1,572    6.9     1,325    6.0     1,318    6.8
 Total                      23,113  101.6    21,863   99.0    20,010  102.8
 Less capitalized and
  recovered costs            3,077   13.5     3,530   16.0     2,296   11.8
  Total                    $20,036   88.1%  $18,333   83.0%  $17,714   91.0%


Year ended December 31, 1998 Compared to Year Ended December 31, 1997

Operating Revenues

Operating revenues increased $655,000, or 3.0% to $22.7 million in 1998 from $22.1 million in 1997. This increase was comprised of a $457,000 (27.3%) increase in net container freight revenues, a $168,000 (11.9%) increase in non-freight operating revenues and a $30,000 (.2%) increase in conventional freight revenues.

The increase in container freight revenues was primarily the result of an increase in traffic volume. Total intermodal containers handled increased by 10,415, or 24.0%, to 53,823 containers in 1998 from 43,408 containers in 1997.
The average rate received per intermodal container increased slightly due to rate increases attributable to increases in certain railroad industry cost indices.

Conventional freight revenues remained relatively unchanged between years despite the fact that the Company's conventional freight carloadings decreased by 565, or 1.8%, to 30,482 carloadings in 1998 from 31,047 carloadings in 1997. The average revenue received per conventional carloading increased by a comparable percentage, however, due to a shift in the relative volume of commodities handled toward higher revenue commodities. The Company's conventional freight volume was adversely affected during the latter part of 1998 by the global recession, which resulted in reduced shipments of scrap metal and U.S. made steel. In addition, delayed award of highway construction projects caused a decline in shipments of construction aggregate used in the production of asphalt. Scrap metal and construction aggregates command a comparatively lower freight rate than many of the other commodities handled by the Company. Decreases in these commodities were partially offset by increases in volumes of inbound raw materials to many of the Company's manufacturing customers. Such traffic volumes increased by approximately 7.5% in 1998 and reflect a revitalization of the Southern New England Manufacturing base as well as the Company's successful marketing efforts.

The $168,000 increase in non-freight operating revenues resulted primarily from increases in Maintenance of Way Department billings. Such revenues can vary from year to year depending upon the needs of rail customers and other outside parties.

Operating Expenses

Operating expenses increased $1,703,000, or 9.3%, to $20.0 million in 1998 from $18.3 million in 1997. Operating expenses as a percentage of operating revenues ("operating ratio") increased to 88.1% in 1998 from 83.0% in 1997. The increase in operating expenses is primarily attributable to a number of factors among which are the following:

   o The number of employees on the Company's payroll increased during 1998 from 147 to 154.
   o Profit sharing expense for 1998 increased by $88,000 to $425,000 from $337,000 in 1997. The increase is attributable to the substantial increase in other non operating income generated in 1998.
   o Total capitalized track expense and recovered costs for 1998 totaled $3.1 million, a $453,000 decrease from 1997,when such costs amounted to $3.5 million.
   o Casualties and insurance expense increased by $173,000 to $745,000 in 1998 from $572,000 in 1997. Casualty loss expense in 1998 accounted for $111,000 of this increase since no casualty loss expense was incurred in 1997.
   o Depreciation and amortization expense increased by $171,000 to $2.2 million in 1998 from $2.1 million in 1997. This increase is attributable to significant additions to property and equipment during 1997 and 1998 and to amortization of goodwill related to the acquisition of Connecticut Central Railroad Company ("Conn Central") in
     April 1998.
   o Net car hire expense increased by $74,000 from $598,000 in 1997 to $672,000 in 1998. This increase is attributable to the increase in inbound freight shipments experienced during the year but has been more than offset by demurrage revenues received from inbound freight customers.


Other Income

Other income increased $3.5 million to $4.2 million in 1998 from $638,000 in 1997. This increase is due primarily to an increase in gains from the sales of property and easements, principally $2.3 million derived from the sale of fiber optics cable licenses. In addition the Company received $1.0 million in 1998 as an interim payment relating to an environmental claim paid by the Company in prior years.

Interest Expense

Interest expense decreased $863,000 to $495,000 in 1998 from $1.4 million in 1997. This decrease is the result of the Company paying off all of its long and short-term debt during 1998, using some of the proceeds of its public stock offerings and other income. Prepayment penalties of $344,000 were incurred on the early extinguishment of a portion of the Company's long-term debt, which penalties, net of a $125,000 income tax benefit have been reported as an extraordinary item in 1998.

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


Operating Expenses

Operating expenses increased $619,000, or 3.5%, to $18.3 million in 1997 from $17.7 million in 1996. Operating expenses as a percentage of operating revenues ("operating ratio"), however, decreased to 83.0% in 1997 from 91.0% in 1996. The small increase in operating expenses and the decrease in the operating ratio were attributable to the relatively fixed nature of the Company's operating expenses and the fact that capitalized costs for track and bridge projects as well as costs recovered from government grants for public improvements, such as surfacing and signals for grade crossings, increased $1.2 million, or 53.7%, to $3.5 million in 1997 from $2.3 million in 1996.

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



Liquidity and Capital Resources

The Company has historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds to finance acquisitions and equipment needs, primarily rolling stock. The company generated $2.3 million, $3.5 million and $1.5 million of cash from operations in 1998, 1997 and 1996, respectively. The company's total cash and cash equivalents increased by $6.8 million in 1998, but decreased by $167,000 and $1.3 million in 1997 and 1996 respectively. The principal utilization of cash during the three year period was for expenditures for property and equipment acquisitions, principal payments on long-term debt obligations, reduction of current liabilities and payment of dividends.

During 1998, 1997 and 1996 the company generated $3.0 million, $230,000 and $1.3 million, respectively from the sales and disposals of properties not considered essential for railroad operations and from the granting of easements and licenses. Included in these amounts are $2.3 million generated from sales of fiber optics cable licenses in 1998 and a $1.0 million condemnation award received in 1996. In addition the Company received $1.0 million from Bestfoods in 1998 as an interim payment of the Company's 10% recovery due from Bestfoods relating to Bestfoods recovery from its insurance carrier for an environmental claim paid by the Company in previous years. The Company holds various properties which could be made available for sale, lease or grants of easements and licenses. Revenues from sales of properties, easements and licenses can vary significantly from year to year.

The company completed secondary public offerings of 1,000,000 newly issued shares of its common stock in March 1998 and 750,000 shares in October 1998. Net proceeds from these offerings totaled $20.1 million. These funds, along with proceeds from sales of properties, easements and licenses, were utilized to retire all of the Company's long and short-term borrowings and for acquisitions of equipment. The Company intends to utilize the remaining proceeds from these offerings of approximately $5.0 million to expand its Worcester MA maintenance facility and for general corporate purposes including the possible acquisition of other connecting railroads, rail lines and trackage rights, equipment additions, and infrastructure improvements.

The Company acquired all of the outstanding common stock of Conn Central on April 21, 1998. While the Company is not able to predict the total impact of this acquisition upon future operations, 953 carloadings and freight revenues of $484,000 were generated from former Conn Central rail freight customers during the period from April 21 through December 31, 1998. In addition, the Company intends to pursue growth opportunities on the acquired lines.

In June 1998, the Company's principal bank renewed the Company's revolving line of credit and increased the maximum borrowings allowed by $250,000 to $2.0 million. In addition, borrowings under the line are now unsecured and bear interest at either the prime rate or one and one half per cent over either the one or three month London Interbank Offered Rates. The Company does not pay any commitment fee on this line. The Company had no advances against the line of credit during the second, third or fourth quarters of 1998.

Substantially all of the mainline track owned by the Company meets FRA Class 3 standards (permitting freight train speeds of 40 miles per hour), and the Company intends to continue to maintain this track at this level. The Company expended $3.0 million, $2.5 million and $1.9 million for track structure and bridge improvements in 1998, 1997 and 1996 respectively. Deferred grant income of $144,000 in 1998, $935,000 in 1997 and $671,000 in 1996 financed a portion of these improvements. In addition, the company received $588,000 of grant proceeds in 1997 to purchase track materials for a three-year track improvement project commenced in 1997, which the Company expects to complete by 2000. The track materials were purchased during 1997 and are included in "materials and supplies" on the accompanying balance sheets. Management estimates that approximately $2.5 million of improvements to the Company's track structure and bridges will be made in 1999, provided that sufficient funds, including grant proceeds, are available. Improvements to the Company's track structure are made, for the most part, by the Company's Maintenance of Way Department personnel.

In 1998, the Company paid dividends in the amount of $5.00 per share aggregating $3,000 on its outstanding Preferred Stock and $0.12 per share aggregating $402,000 on its outstanding Common Stock. Continued payment of such dividends is contingent upon the company's continuing to have the necessary financial resources available.

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

Seasonality

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during this period and to winter weather conditions.

Year 2000 Compliance

The Company operates a mainframe computer with a PC network and employs three in-house programmers who write and maintain a substantial portion of the

Company's software programs. The Company utilizes Electronic Data Interchange and Interline Settlement Systems through Railinc in Washington, D.C. for the interchange of rail cars and revenue allocations with other railroads. The Company has compatible back up mainframe systems at both its Worcester, MA and Plainfield, CT facilities.

The Company has completed an analysis of its information technology and other operating systems to determine which may be impacted by "Year 2000" issues. Based on this analysis, preparation for the Year 2000 have been underway for six years and changes to the Company's information technology are substantially complete. The Company's other non-information technology systems have also been evaluated and no Year 2000 issues have been identified.

Modifications to the Company's information technology programs have been performed by internal staff with the associated costs incorporated into the Company's annual operating budgets and, therefore, such costs are not separately identifiable. No material additional costs are anticipated at this time.

Due to the short periodic cycle of rail car movements, the exchange of data covers time periods where Year 2000 compliance is not a major factor and should not adversely affect the Company's ability to operate. The Company relies on waybills and car supply and revenue data generated by other railroads in the interchange of rail cars. The failure of these railroads to supply accurate data could disrupt the Company's operations. However, Railinc with whom the majority of these railroads interface electronically, has informed the Company that it is currently addressing the Year 2000 issue and expects to be Year 2000 compliant by mid 1999. The Company believes that any modifications to its programs resulting from Railinc changes will be minimal and that such changes can be readily made.

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

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SAFS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and looses) in a full set of general purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards of related disclosures about products and services, geographic areas and major customers. Both standards were adopted by the Company during 1998 and did not have material effects on its financial position, results of operations or footnote disclosures.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on January 1, 2000, as required.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Cash and Cash Equivalents

As of December 31, 1998, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at December 31, 1998. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

 Item 8. Financial Statements and Supplementary Data

               PROVIDENCE AND WORCESTER RAILROAD COMPANY


                          INDEX TO FINANCIAL STATEMENTS



                                                        Page
Independent Auditors' Report                            II-10

Balance Sheets as of December 31, 1998 and 1997         II-11

Statements of Income for the Years Ended
 December 31, 1998, 1997 and 1996                       II-12

Statements of Shareholders' Equity for the Years
 Ended December 31,1998, 1997 and 1996                  II-13

Statements of Cash Flows for the Years Ended
 December 31, 1998, 1997and 1996                        II-14

Notes to Financial Statements                           II-15

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Providence and Worcester Railroad Company
Worcester, Massachusetts


We have audited the accompanying balance sheets of Providence and Worcester Railroad Company as of December 31, 1998 and 1997, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Worcester, Massachusetts
March 5, 1999

PROVIDENCE AND WORCESTER  RAILROAD
COMPANY BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)

ASSETS                                               December 31,
                                                     1998    1997
                                                  -------  -------

Current Assets:
 Cash and equivalents                              $7,294    $ 519
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 1998  and  1997      2,806    2,345
 Materials and supplies                             1,810    2,086
 Prepaid expenses and other                           568      167
 Deferred income taxes                                 55      204
                                                  -------  -------
  Total Current Assets                             12,533    5,321

Property and Equipment, net                        71,895   65,891
Goodwill, net                                         166       --
                                                  -------  -------

Total Assets                                      $84,594  $71,212
                                                   ======   ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Notes payable, bank                               $   --   $1,350
 Current portion of long-term debt                     --      931
 Accounts payable                                   4,046    2,083
 Accrued expenses                                     709      931
                                                  -------  -------
  Total Current Liabilities                         4,755    5,295
                                                  -------  -------

Long-Term Debt, Less Current Portion                   --   11,916
                                                  -------  -------

Profit-Sharing Plan Contribution                      425      337
                                                  -------  -------

Deferred Grant Income                               6,928    6,945
                                                  -------  -------

Deferred Income Taxes                               8,777    8,681
                                                  -------  -------

Commitments and Contingent Liabilities

Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding 647
  shares in 1998 and 653 shares in 1997                32       33
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,228,131 shares in 1998 and 2,221,933 shares
  in 1997                                           2,114    1,111
 Additional paid-in capital                        27,955    6,665
 Retained earnings                                 33,608   30,229
                                                  -------  -------
  Total Shareholders' Equity                       63,709   38,038
                                                  -------  -------

Total Liabilities and Shareholders' Equity        $84,594  $71,212
                                                 ======== ========

     The accompanying notes are an integral part of the financial statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)


                                              Years Ended December 31,
                                                1998     1997     1996
                                              ------   ------   ------


Operating Revenues - Freight and Non-Freight $22,738  $22,083  $19,456
                                              ------   ------   ------

Operating Expenses:
  Maintenance of way and structures            3,593    3,035    2,815
  Maintenance of equipment                     2,063    1,874    1,555
  Transportation                               5,244    4,987    4,917
  General and administrative                   4,103    3,764    3,859
  Depreciation                                 2,192    2,054    1,940
  Taxes, other than income taxes               2,169    2,021    2,023
  Car hire, net                                  672      598      605
                                              ------   ------   ------
   Total Operating Expenses                   20,036   18,333   17,714
                                              ------   ------   ------

Income from Operations                         2,702    3,750    1,742
                                              ------   ------   ------

Other Income                                   4,156      638    1,660
                                              ------   ------   ------

Interest Expense:
  Capital Properties, Inc.                       (99)    (410)    (437)
  Other                                         (396)    (948)    (934)
                                              ------   ------   ------
   Total Interest Expense                       (495)  (1,358)   1,371)
                                              ------   ------   ------

Income before Income Taxes and Extraordinary
 Item                                          6,363    3,030    2,031

Provision for Income Taxes                     2,360    1,100      780
                                              ------   ------   ------

Income before Extraordinary Item               4,003    1,930    1,251

Extraordinary Loss from Early Extinguishment
 of Debt, Net of Income Tax Benefit              219       --       --
                                              ------   ------   ------

Net Income                                     3,784    1,930    1,251

Preferred Stock Dividends                          3        3        3
                                              ------   ------   ------

Net Income Available to Common Shareholders   $3,781   $1,927   $1,248
                                              ======   ======   ======

Basic Income Per Common Share:
 Income before Extraordinary Item              $1.19    $ .87    $ .57
 Extraordinary Item                             (.06)      --       --
                                              ------   ------   ------
 Net Income                                    $1.13    $ .87    $ .57
                                              ======   ======   ======

Diluted Income Per Common Share:
 Income before Extraordinary Item              $1.16    $ .81    $ .54
 Extraordinary Item                             (.06)      --       --
                                              ------   ------   ------
 Net Income                                    $1.10    $ .81    $ .54
                                              ======   ======   ======

  The accompanying notes are an integral part of the financial statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in Thousands Except Per Share Amounts)

                        For the Years Ended December 31, 1998,1997, and 1996
                                              Additional            Total
                            Preferred  Common  Paid-in  Retained  Shareholders'
                               Stock    Stock  Capital  Earnings    Equity
                               ------  ------   ------   -------   -------


Balance, January 1, 1996        $ 33   $1,055   $5,828   $27,539   $34,455
Issuance of 53,155 common
 shares in payment of an
 environmental claim                       27      352                 379
Issuance of 20,925 common
 shares to fund the Company's
 1995 profit sharing plan
 contribution                              10      157                 167
Issuance of 4,123 common
 shares for stock options
 exercised and other                        2       28                  30
Dividends paid:
 Preferred stock, $5.00 per
  share                                                       (3)       (3)
 Common stock, $.10 per share                               (218)     (218)
Net income for the year                                    1,251     1,251
                               ------  ------   ------   -------   -------
Balance, December 31, 1996        33    1,094    6,365    28,569    36,061

Issuance of 22,550 common
 shares to fund the Company's
 1996 profit sharing plan
 contribution                              11      215                 226
Issuance of 11,139 common
 shares for stock options
 exercised, employee stock
 purchases and other                        6       85                  91
Dividends paid:
 Preferred stock, $5.00 per
  share                                                      (3)        (3)
 Common stock, $.12 per share                              (267)      (267)
Net income for the year                                   1,930      1,930
                               ------  ------   ------  -------    -------
Balance, December 31, 1997        33    1,111    6,665   30,229     38,038

Issuance of 9,828 common
 shares for stock options
 exercised, employee stock
 purchases and other                        5       91                  96
Issuance of 1,750,000 common
 shares for underwritten
 public stock offerings (net
 of expenses of $2,538)                   875    9,181              20,056
Issuance of 200,000 common
 shares for stock purchase
 warrants exercised                       100    1,320               1,420
Issuance of 22,156 common
 shares to fund the Company's
 1997 profit sharing plan
 contribution                              11      326                 337
Issuance of 23,614 shares for
 the acquisition of Conn
 Central                                   11      372                 383
Conversion of 6 preferred
 shares into 600 common
 shares                           (1)       1
Dividends:
 Preferred stock, $5.00 per
  share                                                      (3)        (3)
 Common stock, $.12 per share                              (402)      (402)
Net income for the year                                   3,784      3,784
                               ------  ------  -------  -------    -------
Balance, December 31, 1998       $32   $2,114  $27,955  $33,608   $ 63,709
                               ======  ======  =======  =======    =======

   The accompanying notes are an integral part of the financial statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in Thousands)


                                                 Years Ended December 31,
                                                 1998     1997     1996
                                               ------   ------   ------

Cash Flows from Operating Activities:
 Net income                                    $3,784   $1,930   $1,251
 Adjustments to reconcile net income to net
  cash flows from operating activities:
   Depreciation and amortization                2,225    2,054    1,940
   Amortization of deferred grant income         (161)    (149)    (136)
   Profit-sharing plan contribution to be
     funded with common stock                     425      337      226
   Gains from sale, condemnation and
     disposal of property and equipment        (2,561)    (157)  (1,103)
   Gain from recovery of environmental claim   (1,000)
   Deferred income taxes                          245      260      600
   Other, net                                      74       65       26
   Increase (decrease) in cash from:
     Accounts receivable                         (504)     217       68
     Materials and supplies                       276   (1,065)    (290)
     Prepaid expenses and other                  (401)     (46)      18
     Accounts payable and accrued expenses        (94)      85   (1,140)
                                               ------   ------   ------
 Net cash flows from operating activities       2,308    3,531    1,460
                                               ------   ------   ------
Cash Flows from Investing Activities:
 Purchase of property and equipment            (6,751)  (5,160)  (5,465)
 Proceeds from sale and condemnation of
  property and equipment                        2,996      230    1,319
 Proceeds from recovery of environmental
  claim                                         1,000
 Proceeds from deferred grant income              203    1,475      901
                                               ------   ------   ------
 Net cash flows used by investing activities   (2,552)  (3,455)  (3,245)
                                               ------   ------   ------
Cash Flows from Financing Activities:
 Net borrowings (payments) under line of
  credit                                       (1,350)     (90)   1,440
 Payments of long-term debt                   (11,491)    (699)    (789)
 Dividends paid                                  (405)    (270)    (221)
 Proceeds from long-term debt                              730
 Net proceeds from public offerings of
  common stock                                 20,056
 Issuance of common shares for stock options
  exercised, employee stock purchases and
  cash acquired in acquisition of subsidiary      209       86       29
                                               ------   ------   ------
 Net cash flows from (used by) financing
  activities                                    7,019     (243)     459
                                               ------   ------   ------
Increase (Decrease) in Cash and Equivalents     6,775     (167)  (1,326)
Cash and Equivalents, Beginning of Year           519      686    2,012
                                               ------   ------   ------
Cash and Equivalents, End of Year              $7,294    $ 519    $ 686
                                               ======   ======   ======

Supplemental Disclosures:
 Cash paid during year for:
  Interest                                      $ 493   $1,328   $1,333
                                               ======   ======   ======
  Income taxes                                 $2,342    $ 873    $  60
                                               ======   ======   ======

   The accompanying notes are an integral part of the financial statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997, and 1996
(Dollars in Thousands Except Per Share Amounts)

1.   Description of Business and Summary of Significant Accounting Policies

     Description of Business

     The Company is an interstate freight carrier conducting railroad operations in Massachusetts, Rhode Island, Connecticut and New York. Through its connecting carriers, it services customers located throughout North America.

     One customer accounted for approximately 13.4%, 15.1% and 12.6% of the Company's operating revenues in 1998, 1997 and 1996, respectively.

     Cash and Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents for purposes of classification in the balance sheets and statements of cash flows. Cash equivalents are stated at cost, which approximates fair market value.

     Materials and Supplies

     Materials and supplies, which consist of items for the improvement and maintenance of track structure and equipment, are stated at cost, determined on a first-in, first-out basis, and are charged to expense or added to the cost of property and equipment when used.

     Property and Equipment

     Property and equipment is stated at historical cost (including self-construction costs). Acquired railroad property is recorded at the purchased cost. Major renewals or betterments are capitalized while routine maintenance and repairs, which do not improve or extend assets lives, are charged to expense when incurred. Gains or losses on sales or other dispositions are credited or charged to income. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

           Depreciable Properties            Estimated Useful Lives
           ----------------------            ----------------------
           Track structure                   20 to 67 years
           Buildings and other structures    33 to 45 years
           Equipment                          4 to 25 years

     The Company continually evaluates long-lived assets and certain identifiable intangibles held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of the assets in measuring whether the assets are recoverable.

     Deferred Grant Income

     The Company has availed itself of various federal and state programs administered by the states of Connecticut, Massachusetts and Rhode Island for reimbursement of expenditures for capital improvements. In order to receive reimbursement, the Company must submit requests for the projects, including cost estimates. The Company receives from 70% to 100% of the costs of such projects, which have included bridges, track structure and public improvements. To the extent that such grant proceeds are used for capital improvements to bridges and track structure, they are recorded as deferred grant income and amortized into operating revenues on a straight-line basis over the estimated useful lives of the related improvements ($161 in 1998, $149 in 1997, and $136 in 1996).

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

     Income or loss from sale, condemnation and disposal of property and equipment and easements is recorded at the time the transaction is consummated and collectability is assured.

     Income Taxes

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". This standard requires the Company to compute deferred income taxes based on the differences between the financial statement and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

     Income per Share

     Basic income per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income per common share reflects the effect of the Company's outstanding convertible preferred stock, options and warrants (using the treasury stock method), except where such items would be antidilutive.

     A reconciliation of net income available to common shareholders for the computation of diluted income per share is as follows:

                                                Years Ended December 31,
                                                  1998    1997    1996
                                                ------  ------  ------

     Net income                                 $3,784  $1,930  $1,251
     Interest expense impact (net of tax) on
      assumed conversion of debt to exercise
      warrants                                      --      84      84
                                                ------  ------  ------
     Net income available to common
      shareholders assuming dilution            $3,784  $2,014  $1,335
                                                ======  ======  ======

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                                  Years Ended December 31,
                                                 1998       1997       1996
                                                ------     ------     ------

     Weighted average shares for basic       3,352,052  2,208,820  2,178,382
     Dilituve effect of convertible preferred
      stock, options and warrants               81,104    280,450    282,295
                                             ---------  ---------  ---------
     Weighted average shares for diluted     3,433,156  2,489,270  2,460,677
                                             =========  =========  =========

     Employee Stock Option Plan

     The Company accounts for stock-based awards to employees using the intrinsic value method.

     Use of Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The Company's principal estimates include reserves for accounts receivable, useful lives of properties, accrued liabilities including health insurance claims and legal and environmental contingencies, and deferred income taxes.

     Fair Value of Financial Instruments

     The following methods and assumptions are used to estimate the fair value of each class of financial instrument held or owed by the Company:

          Current   assets  and  current   liabilities:   The   carrying   value
          approximates fair value due to the short maturity of these items.

          Long-term debt: The fair value of the Company's long-term debt is based on secondary market indicators. Since the Company's debt is not quoted, estimates are based on each obligation's characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value at December 31, 1997.

     Reporting Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. The Company has no comprehensive income.

     Segment Reporting

     Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires disclosure of certain financial and descriptive information about a company's operating segments. The Company organizes itself as one segment reporting to the chief operating decision maker. Products and services consist primarily of interstate freight rail services. These include the movement of freight in both conventional freight cars and in intermodal containers on flat cars over the Company's rail lines, as well as non-freight transportation services such as switching, weighing and special trains and services rendered to freight customers and other outside parties by the Company's Maintenance of Way, Communications and Signals and Maintenance of Equipment Departments.

     Recently Issued Financial Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.
     Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on January 1, 2000, as required.

2.   Property and Equipment

     Property and equipment consists of the following:

                                                       December 31,
                                                      1998      1997
                                                    -------   -------

     Land and improvements                           $9,124    $9,128
     South Quay property                             11,845    11,464
     Track structure                                 51,119    48,241
     Buildings and other structures                   5,692     5,318
     Equipment                                       21,454    17,196
                                                    -------   -------
                                                     99,234    91,347
     Less accumulated depreciation                  (27,339)  (25,456)
                                                    -------   -------
      Total property and equipment, net             $71,895   $65,891
                                                    =======   =======

     South Quay Property

     Pursuant to permits issued by the United States Department of the Army Corps of Engineers ("ACE") and the Rhode Island Coastal Resources Management Council ("CRMC"), the Company has created 33 acres of waterfront land in East Providence, Rhode Island ("South Quay") designed to capitalize on the growth of intermodal transportation, utilizing rail, water and highway connections. The property has good highway access (1/2 mile from I-195), direct rail access and is adjacent to a 12 acre site also owned by the Company.

     The permits for the property allow for the construction of a dock along the west face of the South Quay. The ACE permit has been extended to December 31, 2003 and the Company has a request pending for extension of the CRMC permit which expired in 1998. The Company intends to construct a vessel unloading area if it is able to attract user or investment commitments. The Company has engaged in discussions with potential users interested in utilizing the property for off loading bulk products such as salt and construction aggregate. The Company has also explored the development of the facility for offloading container vessels and barges.

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

     The Company, relying on Rhode Island Supreme Court decisions concerning title to formerly tide flowed property, filed a lawsuit in 1996 in Rhode Island Superior Court seeking to confirm the Company's fee simple absolute title to the South Quay. Acting on motions for summary judgment from the Company and the State of Rhode Island and CRMC, the Superior Court ruled that the Company is the fee simple absolute owner of the South Quay. The state and CRMC have appealed the matter to the Rhode Island Supreme Court contending that the Company possesses only a 50 year exclusive license to develop and occupy the property which will need to be renewed at the end of the term. A decision from the Rhode Island Supreme Court is expected in 1999. A finding that the Company possesses only a 50 year license should not prevent the utilization of the South Quay as an intermodal facility.

3.   Notes Payable, Bank

     The Company has a revolving line of credit with its principal bank in the amount of $2,000 expiring June 1, 1999. Borrowings outstanding under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company pays no commitment fee on this line. There were no loans outstanding under the line as of December 31, 1998.

4.   Long-Term Debt and Extraordinary Loss on Early Extinguishment of Debt

     Long-term debt consists of the following:            December 31,
                                                         1998       1997
                                                       -------    -------

     10% note payable to Capital Properties, Inc.,
      (which, with the Company, has a common
      controlling shareholder), certain real
      estate pledged as collateral                      $   --     $3,993
     8.69% note payable to a commercial lender;
      certain equipment, track structure and
      accounts receivable pledged as collateral             --      3,229
     7.9% note payable to a commercial lender,
      three locomotives pledged as collateral               --        689
     10% subordinated note payable to
      Massachusetts  Capital Resource Company
      ("MCRC"),  effective interest rate of 10.3%,
      Massachusetts track structure pledged as
      collateral                                            --      4,936
                                                       -------    -------

     Total long-term debt                                   --     12,847
     Less current portion                                   --        931
                                                       -------    -------
     Long-term debt, less current portion                $  --    $11,916
                                                        ======    =======

     The Company utilized a substantial portion of the proceeds from its common stock offerings and other income to pre-pay all of its outstanding long-term debt which resulted in the release of all collateral liens. Prepayment penalties of $344 were incurred on early extinguishment of a significant portion of this debt, which penalties net of a $125 income tax benefit have been reported as an extraordinary item on the accompanying statement of income for 1998.

5.   Accrued Expenses

     Accrued expenses consist of the following:           December 31,
                                                         1998     1997
                                                       -------  -------

     Casualty and environmental claims                   $  30    $ 279
     All other                                             679      652
                                                       -------  -------
                                                         $ 709    $ 931
                                                        ======   ======

     Casualty loss and environmental claims expense, included in transportation expense, amounted to $111 in 1998 and $171 in 1996. The Company did not incur any casualty loss and environmental claims expense in 1997.

6.   Other Income

     Other income consists of the following:      Years Ended December 31,
                                                   1998     1997    1996
                                                 ------   ------  ------

       Gain from sale, condemnation and
        disposal of property and equipment
        and easements, net                       $2,561   $ 157   $1,103
       Recovery of  prior  year
        environmental claim (See Note 8)          1,000       --      --
       Rentals and license fees, under
        various operating leases                    423      470     494
       Interest                                     172       11      63
                                                 ------   ------  ------
                                                 $4,156    $ 638  $1,660
                                                 ======   ======  ======

     Gain from sale, condemnation and disposal of property and equipment and easements for 1998 includes $2,293 received from the sale of long term fiber optics cable licenses.

7.   Provision for Income Taxes

     The provision for income taxes consists of the following:
                                               Years Ended December 31,
                                                 1998     1997    1996
                                               ------   ------  ------

     Current:
      Federal                                  $1,865    $ 750   $ 150
      State                                       125       90      30
                                               ------   ------  ------
                                                1,990      840     180
     Deferred, Federal                            245      260     600
                                               ------   ------  ------
                                               $2,235   $1,100   $ 780
                                               ======   ======  ======

     The 1998 provision for income taxes is net of a $125 current income tax benefit related to the extraordinary loss from early extinguishment of debt.

     The following summarizes the estimated tax effect of significant cumulative temporary differences that are included in the net deferred income tax provision:

                                               Years Ended December 31,
                                                 1998     1997    1996
                                               ------   ------  ------
     Depreciation and amortization              $ 194    $ 148   $  87
     General business tax credits                  61      588     238
     Deferred grant income                        (15)    (478)   (271)
     Gain from sale, condemnation and
      disposal of properties and equipment        (83)     (17)    319
     Accrued casualty and environmental
      claims                                       88       14     218
     Other                                         --        5       9
                                               ------   ------  ------
                                                $ 245    $ 260   $ 600
                                               ======   ======  ======

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred income tax liability as of December 31, 1998 and 1997 are as follows:

                                                       December 31,
                                                      1998      1997
                                                    -------   -------
     Deferred income tax liabilities-
      Differences between book and tax basis of
       properties                                   $11,198   $11,087
                                                    -------   -------
     Deferred income tax assets:
      Tax credit carryforwards                           --        61
      Deferred grant income                           2,402     2,387
      Accrued casualty losses                            11        99
      Other                                              63        63
                                                    -------   -------
                                                      2,476     2,610
                                                    -------   -------

     Net deferred income tax liability               $8,722    $8,477
                                                     ======    ======

     A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

                                               Years Ended December 31,
                                                 1998     1997    1996
                                                ------  ------  ------
     Federal statutory rate                        34%     34%     34%
     Depreciation of properties acquired from
      bankrupt railroads having a tax basis
      in excess of cost                            (1)     (1)     (1)
     Non-deductible expenses                        2       1       4
     State income tax, net of federal income
      tax benefit                                   2       2       1
                                               ------  ------  ------
     Effective tax rate                            37%     36%     38%
                                               ======  ======  ======

8.   Commitments and Contingent Liabilities

     The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

     In 1995 the Company entered into a settlement agreement with Bestfoods (formerly CPC International, Inc.) resolving an environmental claim against the Company, arising out of a 1974 rail car incident. Pursuant to the settlement agreement, the Company paid Bestfoods $990 in common stock of the company and cash. The Company and Bestfoods agreed that in the event Bestfoods recovered proceeds from its insurance carrier for the costs of remediation of the involved site, the Company would be entitled to 10% of Bestfoods' net recovery after deduction of litigation expenses. In 1997, Bestfoods obtained a judgement in its favor from its insurance carrier for over $18,000 (which amount includes approximately $5,000 of prejudgment interest) as well as an order that obligates the insurance carrier to reimburse Bestfoods for future remediation expenses. The insurance carrier's appeal of this judgement was unsuccessful and it has now paid the $18,000 judgement to Bestfoods. In July 1998, Bestfoods paid $1,000 to the Company as an interim payment of the Company's 10% recovery pending final resolution of amounts to be paid to Bestfoods by its insurance carrier. Negotiations continue between Bestfoods and the insurance carrier concerning the payment of future expenses, the potential recovery of litigation expenses and the resolution of a lawsuit filed by the insurance carrier against Bestfoods and the Company (for which Bestfoods is both defending and indemnifying the Company). The insurance policy has limits of $25,000.

     While it is possible that some of the foregoing matters may be settled at a cost greater than that provided for, it is the opinion of management based upon the advice of counsel that the ultimate liability, if any, will not be material to the Company's financial statements.

9.   Issuance of Common Stock:

     In March 1998 the Company completed an underwritten secondary public offering of common stock and issued 1,000,000 shares of common stock at $14.25 per share. In October 1998 the Company completed another secondary public offering of common stock and issued 750,000 shares of Common Stock at $11.125 per share. Net proceeds from these offerings amounted to $20,056. A substantial portion of these funds were utilized to retire the Company's long and short-term debt and for the acquisition of rail cars. The Company intends to utilize the remaining proceeds from these offerings to expand its Worcester, MA maintenance facility and for general corporate purposes including possible acquisitions of other connecting railroads, rail lines and trackage rights; equipment additions and infrastructure improvements.

     In connection with the March Offering the Company sold to the underwriters warrants to purchase up to 100,000 shares of common stock at an exercise price of $22.09 per share. In connection with the October Offering the Company sold to the underwriter warrants to purchase up to 75,000 shares of common stock at an exercise price of $17.24 per share. These warrants become exercisable in 1999, one year from the effective dates of the respective Offerings, and expire four years thereafter. They grant to the holders thereof certain demand and "piggyback" rights of registration of the securities issuable upon exercise. These warrants have not been included in the calculation of diluted income per common share since their effect is antidilutive.

     In March 1998 MCRC exercised its warrants to acquire 200,000 newly issued shares of the Company's common stock for $7.10 per share. Proceeds to the Company consisted of a $1,420 reduction in the outstanding principal balance of its 10% subordinated long-term note payable to MCRC.

10.  Acquisition of Connecticut Central Railroad Company:

     On April 21, 1998 the Company acquired all of the outstanding common stock of Connecticut Central Railroad Company ("Conn Central") for 20,000 shares of newly issued common stock of the Company. The Company issued an additional 3,614 shares of its common stock to retire $50 of debt owed by Conn Central to two of its former shareholders. The total fair market value of the shares issued was $383, which exceeded the fair market value of the net assets acquired by $199, which amount, net of amortization, is reported as goodwill on the accompanying balance sheet. The Company is amortizing this goodwill over a period of three years. Conn Central's former shareholders will receive an additional 7,500 shares of the Company's common stock in April 1999 if certain financial and other conditions are met. Issuance of such shares will give rise to additional goodwill. Conn Central was a shortline railroad which had operating rights over approximately 28 miles of track in central Connecticut connecting to the Company's Middletown Secondary line. Conn Central's operations were merged into those of the Company at the time of acquisition. Pro forma information would not be materially different from historical information.

11.  Employee Benefit Plans

     Stock Option Plan

     The Company has a non-qualified stock option plan ("SOP") covering all management personnel having a minimum of one year of service with the Company and who are not holders of a majority of either its outstanding common stock or its outstanding preferred stock. In addition, the Company's outside directors are eligible to participate in the SOP. The SOP covers 50,000 common shares or 5% of the shares of common stock outstanding, whichever is greater (211,407 shares at December 31, 1998). Options granted under the SOP, which are fully vested when granted, are exercisable over a ten year period at the market price for the Company's common stock as of the date the options are granted.

     Changes in stock options outstanding are as follows:

                                                         Weighted Average
                                                         ---------------
                                              Number    Exercise    Fair
                                             of shares    Price    Value
                                            ---------  ---------  -------
     Outstanding at January 1, 1996            33,791      $6.27

     Granted                                    7,790       6.88    $2.21
     Exercised                                 (3,823)      5.99
     Expired                                   (2,604)      6.17
                                              -------
     Outstanding and exercisable at
      December 31, 1996                        35,154       6.44

     Granted                                    7,970       7.88    $2.96
     Exercised                                 (7,593)      6.63
     Expired                                   (1,513)      5.98
                                              -------
     Outstanding and exercisable at
      December 31, 1997                        34,018       6.76

     Granted                                    8,040      18.38    $7.98
     Exercised                                 (3,574)      7.15
     Expired                                      (80)     18.38
                                              -------
     Outstanding and exercisable at
      December 31, 1998                        38,404       9.13
                                               ======

     The fair value of options on their grant date was measured using the Black-Scholes options pricing model. Key assumptions used to apply this pricing model are as follows:

                                                1998       1997        1996
                                             ---------   ---------   ---------
     Average risk-free interest rate          4.53%      5.75%       6.4%
     Expected life of option grants           7.0 years   7.0 years   7.0 years
     Expected volatility of underlying stock   36%         29%        22%
     Expected dividend payment rate, as
      a percentage of the share price
      on the date of grant                     .65%       1.26%       1.45%

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

     The following table sets forth information regarding options at December 31, 1998:

                       Range of      Number        Weighted Average
         Number        Exercise    Currently    Exercise   Remaining
      of  Options      Prices     Exercisable    Price   Life (in years)
       ---------     ----------    ----------   ---------------------
          5,791     $3.25 - 4.38     5,791         $3.75       3
         20,406      5.50 - 7.88    20,406          7.18       6
          4,247      8.50 - 12.75    4,247          8.50       1
          7,960        18.375        7,960         18.375      9

     The Company has elected to remain with the accounting prescribed by APB 25, instead of adopting SFAS No. 123, "Accounting for Stock-Based Compensation". Therefore, no compensation cost has been recognized for the SOP. Had compensation cost for the Company's SOP been determined on the fair value of the grant dates for awards under the SOP consistent with the method of SFAS 123, the Company's net income available to common shareholders and income per share would have been as follows:

                                                  Years  Ended December 31,
                                                   1998     1997    1996
                                                  ------   ------  ------
     Net income available to common shareholders:
      As reported                                 $3,781   $1,927  $1,248
      Pro forma                                    3,764    1,919   1,243
     Basic income per share:
      As reported                                   1.13     .87     .57
      Pro forma                                     1.12     .87     .57
     Diluted income per share:
      As reported                                   1.10     .81     .54
      Pro forma                                     1.10     .81     .54

     The income per share figures for 1998 are net of a $.06 per share loss attributable to an extraordinary item.

     Defined Contribution Retirement Plans

     The Company has a deferred profit-sharing plan ("Plan") which covers all of its employees who are members of its collective bargaining units. Contributions to the Plan are required in years in which the Company has income from "railroad operations" as defined in the Plan. Contributions are to be equal to at least 10% but not more than 15% of the greater of income before income taxes or income from railroad operations subject to a maximum contribution of $3.5 per eligible employee. Contributions to the Plan may be made in cash or in shares of the Company's common stock. Contributions accrued under this Plan amounted to $425 in 1998, $337 in 1997 and $226 in 1996. The Company made its 1996 and 1997 contributions and intends to make its 1998 contribution in newly issued shares of its common stock.

     The Company also has a Simplified Employee Pension Plan ("SEPP") which covers substantially all employees who are not members of one of its collective bargaining units. Contributions to the SEPP are discretionary and are determined annually as a percentage of each covered employee's compensation. Contributions accrued under the SEPP amounted to $197 in 1998, $196 in 1997 and $189 in 1996.

     Employee Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan ("ESPP") under which eligible employees may purchase registered shares of common stock at 85% of the market price for such shares. An aggregate of 200,000 shares of common stock are authorized for issuance under the ESPP which was established in 1997. Any shares purchased under the ESPP are subject to a two year lock-up. ESPP purchases amounted to 5,504 shares in 1998 and 2,846 in 1997.

12.  Preferred Stock

     The Company's $50 par value preferred stock is convertible into 100 shares of common stock at the option of the shareholder. The noncumulative stock dividend is fixed by the Company's Charter at an annual rate of $5.00 per share, out of funds legally available for the payment of dividends.

     The holders of preferred stock are entitled to one vote for each share in the election of two-thirds of the Board of Directors. The holders of preferred stock and holders of common stock are entitled to one vote per share, voting in separate classes, upon matters voted on by shareholders.

13.  Selected Quarterly Financial Data (Unaudited)

     Historically the Company has experienced lower operating revenues in the first quarter of the year. The following table sets forth selected financial data for each quarter of 1998 and 1997. The information for each of these quarters is unaudited but includes all normal recurring adjustments that the Company considers necessary for a fair presentation. These results, however are not necessarily indicative of results for any future period.

                                        Year Ended December 31, 1998
                                    ---------------------------------
                                      First   Second  Third    Fourth
                                     Quarter  Quarter Quarter  Quarter
                                    -------  -------  -------  -------

     Operating Revenues              $4,983   $5,909   $6,393   $5,453
     Income from Operations             378      787    1,500       37
     Income before Extraordinary
      Item                              136    1,988    1,666      213
     Net Income                         136    1,818    1,642      188

     Basic Income Per Common Share:
      Income before Extraordinary
       Item                           $ .06    $ .58    $ .48    $ .05
      Net Income                        .06      .53      .47      .05

     Diluted Income Per Common Share:
      Income before Extraordinary
       Item                           $ .06    $ .56    $ .47    $ .05
      Net Income                        .06      .51      .46      .04


                                        Year Ended December 31, 1997
                                    ----------------------------------
                                      First   Second  Third    Fourth
                                     Quarter  Quarter Quarter  Quarter
                                    -------  -------  -------  -------
     Operating Revenues              $4,682   $5,596   $5,947   $5,858
     Income from Operations             275      823    1,721      931
     Net Income                          63      459      959      449

     Basic Income Per Common Share    $ .03    $ .21    $ .43    $ .20

     Diluted Income Per Common
      Share                           $ .03    $ .19    $ .41    $ .19


                             * * * * * * *

Item 9. Disagreements on Accounting and Financial Disclosure
        Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

  The Company's Charter and Bylaws provide that the members of the Board of Directors (the "Board") shall be elected separately by the Company's two classes of stock. Holders of Common Stock elect one-third of the Board of Directors and the holders of Preferred Stock elect the remainder of the Board. Directors are elected to serve until the next annual meeting and until their successors have been duly elected by the shareholders. There are currently three directors elected by the holders of the Common Stock and nine directors elected by the holders of the Preferred Stock. Officers are elected by and serve at the discretion of the Board of Directors.


Directors and Executive Officers

   The current directors and executive officers, their ages and their positions held with the Company are as follows:

   Name                        Age  Position

  Robert H. Eder(a)             66  Chairman of the Board and
                                    Chief Executive Officer
  Orville R. Harrold(b)         66  President, Chief Operating
                                    Officer and Director
  Robert J. Easton(b)           55  Treasurer and Director
  Heidi J. Eddins               42  Vice President, Secretary and
                                    General Counsel
  Richard W. Anderson (c)       51  Director
  Frank W. Barrett(b)           59  Director
  Phillip D. Brown(b)           55  Director
  John P. Burnham (c)           58  Director
  John H. Cronin(b)             65  Director
  J. Joseph Garrahy(b)          68  Director
  John J. Healy(b)              63  Director
  William J. LeDoux(a)          67  Director
  Charles M. McCollam, Jr.(a)   66  Director

  (a)    Elected by holders of Common Stock.
  (b)    Elected by holders of Preferred Stock.
  (c)    Elected by Board of Directors to fill vacancy.

   The following is a brief summary of the background of each director and executive officer.


Directors and Executive Officers

     Robert H. Eder, Chairman of the Board and Chief Executive Officer. Mr. Eder became President of the Company in 1966 and led the Company through its efforts to become an independent operating company. He has been Chairman of the Board since 1980. He is a graduate of Harvard College and Harvard Law School. He (with his wife) is also majority owner and Chairman of an affiliated company, Capital Properties, Inc., a real estate holding company of which he is also a Director. Mr. Eder is admitted to practice law in Rhode Island and New York.

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

     Heidi J. Eddins, Vice President, Secretary and General Counsel. Mrs. Eddins joined the Company in 1983 as Assistant General Counsel, becoming General Counsel and Assistant Secretary in 1984, Secretary in 1988 and Vice President in 1997. Prior to joining the Company, she was in private practice at the law firm of Updike, Kelly and Spellacy in Hartford, Connecticut. She is a 1981 graduate of the University of Connecticut Law School and holds a bachelors degree from Boston College. Mrs. Eddins is admitted to practice law in Connecticut, Massachusetts and Rhode Island. Mrs. Eddins resigned her position with the Company effective March 1999.

                                     III-1

     Robert J. Easton, Treasurer and Director. Mr. Easton has been with the Company since 1986, initially as Controller. He was promoted to the position of Treasurer and Controller in 1988. Prior to joining the Company, Mr. Easton had 21 years of experience in public accounting. He is a Certified Public Accountant with a bachelors degree in accounting from the University of Rochester.

     Richard W. Anderson, Director. Mr. Anderson has been a Director of the Company since 1998. He is Senior Vice President of Massachusetts Capital Resource Company ("MCRC"), a private investment firm funded by major Massachusetts based life insurance companies providing higher risk growth capital to Massachusetts businesses. He began working at MCRC in 1981 as Vice President. He was promoted to Senior Vice President in 1985.

     Frank W. Barrett, Director. Mr. Barrett has been a Director of the Company since 1995. From 1993 to 1998 he was Executive Vice President at Springfield Institution for Savings ("SIS"). Effective January 1, 1999 he became Executive Vice President and Chief Lending Officer of Family Bank. Family Bank is a Massachusetts subsidiary of Peoples Heritage Financial Group and the acquirer of SIS. He is also a director of Dairy Mart Convenience Store, Inc.

     Phillip D. Brown, Director. Mr. Brown has been a Director of the Company since 1995. He has been President and Chief Executive Officer of Unibank for Savings, a regional bank in central Massachusetts since August 1993. From 1990 until that time, Mr. Brown was the President of Citizens Bank of Massachusetts. Mr. Brown resigned as a Director of the Company in January 1999.

     John P. Burnham, Director. Mr. Burnham has been a Director since April 1998 when he was elected by the Board to fill a vacancy created by an increase in the size of the Board in connection with the acquisition of Connecticut Central Railroad Company ("Conn Central"). From 1987 to April 1998, he was a shareholder of Conn Central and served as its Chairman. He is a numismatic and financial consultant. From 1967 to 1996, Mr. Burnham was the curator of the numismatic (rare coin) collection at Yale University.

     John H. Cronin, Director. Mr. Cronin has been a Director of the Company since 1986. Since 1971 until his retirement in 1996, Mr. Cronin was owner and President of Ideal Products, Inc., a wholesale entertainment supply company.

     J. Joseph Garrahy, Director. Mr. Garrahy has been a Director of the Company since 1992. He is a former four term Governor of Rhode Island and, since 1990, has been an independent business consultant in the State of Rhode Island. Mr. Garrahy is also a director of Grove Real Estate Investment Trust.

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

     Charles M. McCollam, Jr., Director. Mr. McCollam has been a Director of the Company since 1996. He owns and operates a number of insurance businesses in the State of Connecticut, as well as McCollam Associates, a consulting firm. He was the Chief of Staff to a former governor of Connecticut.

Board Committees

  The Board of Directors has established an Executive Committee, an Audit Committee and a Stock Option and Compensation Committee.

     Messrs. Eder, Harrold and Easton serve as members of the Executive Committee. The members of the Audit Committee are currently John H. Cronin, Chairman, J. Joseph Garrahy and Frank W. Barrett. William J. LeDoux, Chairman, John J. Healy and Charles M. McCollam, Jr. currently serve as members of the Stock Option and Compensation Committee.

Director Compensation

  Each director who is not an employee of the Company receives an attendance fee for each meeting of the Board equal to $500 plus the product of $50 multiplied

                                     III-2
by the number of years of service as a director. Each member of the Audit Committee and the Stock Option and Compensation Committee receives $300 for each attended meeting of the committee and the Chairman of each committee receives an additional $50 attendance fee.

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


Item 11. Executive Compensation

  The following table summarizes the compensation paid or accrued by the Company during the three year period ended December 31, 1998, to its Chief Executive Officer and each of its four most highly compensated executive officers who earned more than $100,000 in salary and bonus in 1998, for services rendered in all capacities to the Company during 1998.

                      SUMMARY COMPENSATION TABLE

                                                  Long-Term
                          Annual Compensation    Compensation
                          -------------------    ------------
                                                  Securities
                                                  Underlying
                                       Other       Options        All Other
 Name and Principal  Year  Salary(a)   Annual    to Purchase   Compensation(b)
      Position                     Compensation  Common Stock

Robert H. Eder       1998  $292,286  $25,140(c)        0         $48,696
 Chairman of the     1997   288,530      0             0          47,453
  Board and
  Chief Executive    1996   289,216      0             0          47,617
   Officer

Orville R. Harrold   1998   240,382  20,000(d)     1,011          43,940
 President and Chief 1997   234,588      0           913          42,526
  Operating Officer  1996   231,787      0           932          40,508


Heidi J. Eddins (e)  1998   152,472  20,000(d)       355          12,800
 Vice President,     1997   138,920      0           311          10,702
Secretary
  and General        1996   133,997      0           313           9,381
Counsel


Robert J. Easton     1998   126,038  16,000(d)       310          11,412
  Treasurer          1997   123,232      0           210           9,353
                     1996   120,191      0           210           8,430


(a) Includes amounts taxable to employees for personal use of Company-owned vehicles.

(b) Includes amounts paid directly to the retirement accounts of management staff under the Company's simplified employee pension plan, and, in the case of Robert H. Eder and Orville R. Harrold, includes for 1998 premiums paid for life insurance coverage in the amounts of $35,896 and $31,140, respectively.

(c)Includes the cost of a vehicle purchased for Mr. Eder.

(d) Bonuses

(e) Mrs. Eddins resigned effective March 12, 1999 to accept a position with another company.

                                     III-3

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

  The following table contains information concerning the grant of stock options under the Company's Non-Qualified Stock Option Plan to the Named Executive Officers during the Company's last fiscal year. The Company does not issue stock appreciation rights.


                        Number of
                       Securities   % of Total
                       Underlying     Options
                        Options       Granted    Exercise  Expiration
        Name           Granted(a)       To
                                     Employees    Price      Date
                                     In Fiscal
                                       1998

Orville R. Harrold        1,011        14.4%     $18.375    01/02/08

Heidi J. Eddins            355          5%       $18.375    01/02/08

Robert J. Easton           310          4.4%     $18.375    01/02/08


(a) The options were all granted on January 2, 1998 and became exercisable on July 2, 1998.





          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

  The following table sets forth individual exercises of stock options during 1998 and the year-end values of options to purchase common stock held by the Named Executive Officers as of December 31, 1998.


                                            Number of
                                            Securities       Value of
                                            Underlying     Unexercised
                                           Unexercised     In-the-Money
                                            Options at          at
                                           December 31,    December 31,
                                               1998           1998(b)
                                            -----------   -------------
                       Shares
                     Acquired      Value    Exercisable /   Exercisable /
        Name            on     Realized(a)  Unexercisable  Unexercisable
                     Exercise


Orville R. Harrold    1,175     $ 7,380       1,403/0        $1,519/0

Heidi J. Eddins         200     $   863         939/0        $2,457/0

Robert J. Easton        173     $   606         967/0        $3,226/0


(a) Based on the last sale price of the Common Stock on the date of exercise minus the exercise price.

(b) Based on the difference between the exercise price of each grant and the closing price of the Company's Common Stock on the AMEX on December 31, 1998, which was $12.375.

                                     III-4

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 5, 1999, by each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, each of the Company's executives officers and directors; and all directors and executive officers of the Company as a group:

Name                                    Number  Percentage

Robert H. Eder(a)                      892,742     20.9%
Orville R. Harrold(b)                   24,095       *
Robert J. Easton(c)                      2,513       *
Heidi J. Eddins(d)                       4,449       *
Richard W. Anderson(e)                 200,100      4.7%
Frank W. Barrett(f)                        840       *
John P. Burnham                         10,500       *
John H. Cronin(h)                        1,540       *
J. Joseph Garrahy(i)                     1,150       *
John J. Healy(j)                         1,000       *
William J. LeDoux(k)                     1,650       *
Charles M. McCollam, Jr.(l)              1,010       *
Kennedy Capital Management, Inc.(m)    217,700      5.1%
All executive officers and
directors as a group                 1,142,652     26.7%
 (13 people)(n)


  *    Less than one percent
  (a)Mr. Eder's business address is 75 Hammond Street, Worcester, Massachusetts 01610. Includes 74,580 shares of Common Stock owned by Mr. Eder's wife and assumes the conversion of the 500 shares of Preferred Stock owned by Mr. Eder.
  (b)Includes (i) 1,700 shares of Common Stock held by Mr. Harrold's wife, (ii) 2,600 shares of Common Stock held by a custodian in an individual retirement account for the benefit of Mr. Harrold and (iii) 1,273 shares of Common Stock under stock options exercisable within 60 days.
  (c ) Includes 118 shares of Common Stock held by Mr. Easton's wife in her name and 967 shares of Common Stock issuable under stock options exercisable within 60 days.
  (d)Includes 900 shares of Common Stock held by Mrs. Eddins' minor children under the Uniform Gift to Minors Act and 939 shares of Common Stock issuable under stock options exercisable within 60 days.
  (e)Includes 200,000 shares of common stock held by Massachusetts Capital Resource Company of which Mr. Anderson disclaims beneficial ownership. Mr. Anderson is Senior Vice President of Massachusetts Capital Resource Company.
  (f)Includes 340 shares of Common Stock issuable under stock options exercisable within 60 days.
  (g)Includes 573 shares of Common Stock issuable under stock options exercisable within 60 days.
  (h)Includes 210 shares of Common Stock issuable under stock options exercisable within 60 days.
  (i)Includes 150 shares of Common Stock issuable under stock options exercisable within 60 days.
  (j)Includes 700 shares of Common Stock issuable under stock options exercisable within 60 days.
  (k)Includes 1,050 shares of Common Stock issuable under stock options exercisable within 60 days.
  (l)Includes 110 shares of Common Stock issuable under stock options exercisable within 60 days.
  (m)Kennedy  Capital Management, Inc.'s address  is  10829  Olive
     Boulevard, St. Louis, MO 63141-7739.
  (n)Includes 50,000 shares of Common Stock issuable upon conversion of Preferred Stock and 5,859 shares of Common Stock issuable under stock options exercisable within 60 days.

                                     III-5

Item 13. Certain Relationships and Related Transactions

  On January 1, 1988, in accordance with a plan of distribution, shares of the Company were distributed to the stockholders of Capital Properties, Inc. ("Capital Properties") on a pro rata basis. Mr. Eder and his wife own 52.3% of the outstanding common stock of Capital Properties. As part of the plan, the Company issued to Capital Properties a promissory note in the amount of $9,377,000 payable over a period of twenty years with interest at 12% per year, prepayable at any time without penalty. The Capital Properties note was secured by a first mortgage on the Company's operating right-of-way in Worcester County, Massachusetts. During 1995, the Company and Capital Properties negotiated an agreement reducing the interest rate to 10% and providing for the Company's prepayment of $1,800,000 on its note. Prior to negotiating the agreement, the Company made additional voluntary prepayments totaling $300,000, $55,000 and $200,000 during 1994, 1995 and 1996, respectively. The Company repaid the balance of the Capital Properties note (approximately $3.9 million) with the proceeds of an offering and sale of 1,000,000 shares of its common stock in March 1998 (March offering).

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

  In 1998, the Company retired its outstanding debt obligations to Massachusetts Capital Resource Company ("MCRC"). MCRC, a private investment fund, provided the Company with $5.0 million in financing in December 1995 for which the Company issued a subordinated note (the "MCRC Note"), bearing interest at the rate of 10% per annum, payable in quarterly installments with a maturity date of December 31, 2005. In connection with the financing, the Company also issued to MCRC warrants for the purchase of up to 200,000 shares of Common Stock at an exercise price of $7.10 per share (the "MCRC Warrants"). Upon the completion of the March Offering, pursuant to the terms of the MCRC Note and the MCRC Warrants, MCRC applied $1.4 million of the amount due under the MCRC Note toward the exercise of the MCRC Warrants, leaving a remaining principal balance of $3.6 million on the MCRC Note. Payments were made on April 21, May 19, June 15, July 23 and October 23, 1998 to retire this obligation. Director Richard W. Anderson is Senior Vice President of MCRC. While the Company was indebted to MCRC, MCRC had the right to have an observer at the Company's Board of Directors' meetings. Mr. Anderson was so designated by MCRC and served in that capacity until retirement of the MCRC Note in 1998.

                                     III-6

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K


    (a)(1) All financial statements:
           An index of financial statements is included in Item 8, page II-10 of this annual report

       (2) Financial Statement schedules:
           Schedule II   Valuation and Qualifying Accounts           Page IV-3

               All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or the notes thereto.


       (3)  Listing of Exhibits.

            (10A) Material Contracts (incorporated by reference to Exhibit 10 to the registration statement of the Registrant on Form 10, to the Non-Qualified Stock Option Plan and Employee Stock Purchase Plan of the Registrant on Forms S-8 and to the registration statements of the Registrant on Form S-1).

     (23) Independent Auditors' Consent

     (b) The Company did not file any reports on Form 8-K during the year ended December 31, 1998.

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

                           Dated: March 30, 1999



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   Signature                Title                         Date

/s/ Robert H. Eder
                         Chief Executive              March 30, 1999
Robert H. Eder           Officer and Chairman
                         (Principal Executive Officer)
/s/ Orville R. Harrold
                         President and                March 30, 1999
Orville R. Harrold       Director
                         (Chief Operating Officer)
/s/ Robert J. Easton
                         Treasurer and                March 30, 1999
Robert J. Easton         Director
                         (Principal financial
                         officer and principal
                         accounting officer)
/s/ Frank W. Barrett
                         Director                     March 30, 1999
Frank W. Barrett
/s/ John H. Cronin
                         Director                     March 30, 1999
John H. Cronin
/s/ J. Joseph Garrahy
                         Director                     March 30, 1999
J. Joseph Garrahy

                                                                     SCHEDULE II

                PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    VALUATION AND QUALIFYING ACCOUNTS

              YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                           (IN THOUSAND DOLLARS)


         Column A        Column B    Column C Additions    Column D   Column E
                                      (1)        (2)
                         Balance   Charged to Charged to              Balance
                            at     costs and    other                  at end
       Description      beginning   expenses   accounts   Deductions     of
                        of period            describe(B)     (A)       period

Allowance for doubtful
accounts:
Year ended December 31,
1998
                          $ 125      $ 15                   $(15)      $125
                          =====      ====                   ====       ====
Year ended December 31,
1997                      $ 125                  $ 43       $(43)      $125
                          =====                  ====       ====       ====
Year ended December 31,
1996                      $ 125       $ 7                   $ (7)      $125
                          =====      ====                   ====       ====

(A) Bad debts written off.

(B) Recovery of bad debts previously written off.

                                                       EXHIBIT 23




INDEPENDENT AUDITOR'S REPORT


We consent to the incorporation by reference in Registration Statement Nos. 333-65937 and 333-65949 of Providence and Worcester Railroad Company on Form S-8 of our report dated March 5, 1999 appearing in this Annual Report on Form 10-K of Providence and Worcester Railroad Company for the year ended December 31, 1998.


Deloitte & Touche LLP

Worcester, Massachusetts
March 29, 1999