Form 10-Q
period 1999-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 1999-05-07
CIK 831968

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

X     ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1999

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

As of May 1, 1999, the registrant has 4,239,809 shares of common stock, par value $.50 per share, outstanding.

            PROVIDENCE AND WORCESTER RAILROAD COMPANY


                              Index



  Part I - Financial Information

       Item 1 - Financial Statements:

                Balance  Sheets  -
                March 31, 1999 and  December  31,1998              3

                Statements of Income -
                Three Months Ended March 31, 1999 and 1998         4

                Statements of Cash Flows -
                Three Months Ended March 31, 1999 and 1998         5

                Notes to Financial Statements                    6-7

       Item 2 - Management's Discussion and
                Analysis of Financial
                Condition and Results of Operations             8-10

       Item 3 - Quantitative and Qualitative Disclosures
                About Market Risk                                 11

  Part II - Other Information:

       Item 6 - Exhibits and Reports on  Form 8-K                 12

  Signatures                                                      13

Item 1.  Financial Statements


                PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      BALANCE SHEETS (Unaudited)
            (Dollars in Thousands Except Per Share Amounts)

                   ASSETS

                                             MARCH 31,  DECEMBER 31,
                                                 1999        1998
                                             ---------   ---------
Current Assets:
 Cash and equivalents                          $ 4,186     $ 7,294
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 1999 and 1998     2,877       2,806
 Materials and supplies                          1,969       1,810
 Prepaid expenses and other                        471         568
 Deferred income taxes                              57          55
                                              --------    --------
  Total Current Assets                           9,560      12,533
Property and Equipment, net                     73,183      71,895
Goodwill, net                                      149         166
                                              --------    --------
Total Assets                                   $82,892     $84,594
                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                              $ 2,319     $ 4,046
 Accrued expenses                                  439         709
                                              --------   ---------
  Total Current Liabilities                      2,758       4,755
                                              --------   ---------
Profit-Sharing Plan Contribution                   425         425
                                              --------   ---------
Deferred Grant Income                            7,009       6,928
                                              --------   ---------
Deferred Income Taxes                            8,829       8,777
                                              --------   ---------
Commitments and Contingent Liabilities
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  647 shares                                        32          32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,232,179 shares in 1999 and 4,228,131
  shares in 1998                                 2,116       2,114
 Additional paid-in capital                     27,985      27,955
 Retained earnings                              33,738      33,608
                                              --------   ---------
  Total Shareholders' Equity                    63,871      63,709
                                              --------   ---------
Total Liabilities and Shareholders' Equity     $82,892     $84,594
                                              ========    ========

  The accompanying notes are an integral part of the financial statements.

               PROVIDENCE AND WORCESTER RAILROAD COMPANY

                   STATEMENTS OF INCOME (Unaudited)
            (Dollars in Thousands Except Per Share Amounts)


                                          Three Months Ended March 31
                                                 1999        1998
                                             ---------   ---------

Operating Revenues - Freight and Non-Freight   $ 4,926     $ 4,983

                                             ---------   ---------
Operating Expenses:
 Maintenance of way and structures                 720         798
 Maintenance of equipment                          541         508
 Transportation                                  1,275       1,216
 General and administrative                        903         819
 Depreciation                                      564         528
 Taxes, other than income taxes                    620         581
 Car hire, net                                     167         155
                                             ---------   ---------
  Total Operating Expenses                       4,790       4,605
                                             ---------   ---------
Income from Operations                             136         378
Other Income                                       269         186
Interest Expense                                    --        (350)
                                             ---------   ---------
Income before Income Taxes                         405         214
                                             ---------   ---------
Provision for Income Taxes:
 Current                                            95          33
 Deferred                                           50          45
                                             ---------   ---------
  Total Provision for Income Taxes                 145          78
                                             ---------   ---------
Net Income                                     $   260     $   136

Preferred Stock Dividends                            3           3
                                             ---------   ---------
Net Income Available to Common Shareholders    $   257     $   133
                                             =========   =========

Basic Income Per Common Share                  $   .06     $   .06
                                             =========   =========
Diluted Income Per Common Share                $   .06     $   .06
                                             =========   =========

  The accompanying notes are an integral part of the financial statements.

                PROVIDENCE AND WORCESTER RAILROAD COMPANY

                  STATEMENTS OF CASH FLOWS (Unaudited)
                        (Dollars in Thousands)

                                          Three Months Ended March 31
                                                 1999        1998
                                             ----------  ----------

Cash flows from operating activities:
Net income                                     $   260     $   136
Adjustments to reconcile net income to net
 cash flows from (used by) operating
 activities:
 Depreciation and amortization                     581         528
 Amortization of deferred grant income             (41)        (39)
 Gains from sale, condemnation and disposal
  of properties, equipment and easements,
  net                                              (63)        (60)
 Deferred income taxes                              50          45
 Other, net                                         --          20
 Increase (decrease) in cash from:
  Accounts receivable                             (108)       (258)
  Materials and supplies                          (159)        138
  Prepaid expenses and other                        97          15
  Accounts payable and accrued expenses           (179)       (580)
                                              --------    --------
Net cash flows from (used by) operating
 activities                                        438         (55)
                                              --------    --------

Cash flows from Investing Activities:
Purchase of property and equipment              (3,670)       (895)
Proceeds from sale and condemnation of
 property and equipment                             78         458
Proceeds from deferred grant income                144          85
                                              --------    --------
Net cash flows used by investing activities     (3,448)       (352)
                                              --------    --------

Cash Flows from Financing Activities:
Net payments under line of credit                   --      (1,350)
Payments of long-term debt                          --      (4,179)
Dividends paid                                    (130)        (70)
Proceeds from public offering of 1,000,000
 shares of common stock                             --      12,590
Issuance of common shares for stock options
 exercised and employee stock purchases             32          21
                                              --------    --------
Net cash flows from (used by) financing
 activities                                        (98)      7,012
                                              --------    --------

Increase (Decrease) in Cash and Equivalents     (3,108)      6,605
Cash and Equivalents, Beginning of Period        7,294         519
                                              --------   ---------
Cash and Equivalents, End of Period            $ 4,186     $ 7,124
                                              ========    ========

Supplemental disclosures:
Cash paid during the period for:
 Interest                                      $    --     $   387
                                              ========    ========
 Income taxes                                  $    53     $    45
                                              ========    ========


  The accompanying notes are an integral part of the financial statements.

                  PROVIDENCE AND WORCESTER RAILROAD COMPANY

                  NOTES TO FINANCIAL STATEMENTS (Unaudited)

                THREE  MONTHS  ENDED  MARCH 31, 1999 AND 1998
              (Dollars in  Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

2.   Changes in Shareholders' Equity:

                                             Additional               Total
                         Preferred   Common   Paid-in    Retained  Shareholders'
                             Stock    Stock   Capital    Earnings     Equity
                            ------  -------   -------     -------    -------

     Balance December 31,
      1998                   $  32   $2,114   $27,955   $ 33,608     $63,709
     Issuance of 4,048
      common shares for
      stock options
      exercised and
      employee stock
      purchases                          2        30                      32
     Dividends:
      Preferred stock,
      $5.00 per share                                        (3)          (3)
      Common stock, $.03
      per share                                            (127)        (127)
     Net income for the
      period                                                260          260
                             ------  ------   -------    -------     -------

     Balance March 31,
      1999                    $  32  $2,116   $27,985    $33,738     $63,871
                             ======  ======   =======    =======     =======

3.   Other Income:

                                                 1999        1998
                                              ---------  ---------

     Gains from sale, condemnation and
      disposal of properties, equipment
      and easements, net                        $    63    $    60
     Rentals                                        148        113
     Interest                                        58         13
                                               --------   --------
                                                $   269    $   186
                                               ========   ========

4.   Income per Share:

     Basic income per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income per common share reflects the effect of the Company's outstanding convertible preferred stock, options and warrants except where such items would be antidilutive.

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:


                                                    1999         1998
                                                 ---------    ---------
     Weighted average shares for basic           4,230,052    2,327,198
     Dilutive effect of convertible preferred
      stock, options and warrants                   91,270       84,844
                                                 ---------    ---------
     Weighted average shares for diluted         4,321,322    2,412,042
                                                 =========    =========

5.   Dividends:

     On April 28, 1999, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable May 27, 1999 to shareholders of record May 13, 1999.

6.   Commitments and Contingent Liabilities:

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

7.   Subsequent Events:

     In April 1999 the Rhode Island Supreme Court issued an opinion confirming the Company's fee simple absolute title to the 33 acres of waterfront land ("South Quay") located in East Providence, Rhode Island. This confirmation of the Company's fee simple absolute title permits the Company to explore all development opportunities for the South Quay, including rail and non rail related uses. This property was created on formerly tide flowed land by the Company to capitalize on the growth of intermodal transportation utilizing the property's rail, water and highway connections. The South Quay property has good highway access (1/2 mile from I-195), direst rail access, is adjacent to a 12 acre site also owned by the Company and is located 1 1/2 miles from downtown Providence, Rhode Island.

     In April 1998 the Company acquired all of the outstanding common stock of Connecticut Central Railroad Company ("Conn Central") for 20,000 newly issued shares of common stock of the Company. Conn Central's operations were merged into those of the Company at the time of acquisition. In April 1999 the Company issued an additional 7,500 shares of its common stock to the former shareholders of Conn Central since certain financial and other considerations as specified in the purchase and sale agreement were met. Issuance of these shares gives rise to additional goodwill in the amount of $83. This goodwill will be amortized over the remaining life of the goodwill recorded in connection with the April 1998 acquisition (approximately 24 months).

                   PROVIDENCE AND WORCESTER RAILROAD COMPANY

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


Results of Operations

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                                  Three Months Ended March 31
                           ---------------------------------------
                                      1999              1998
                           -------------------- ------------------
                              (In thousands, except percentages)

Freight Revenues:
  Conventional carloads       $,4,010     81.4%    $4,109    82.5%
  Containers                      510     10.4        420     8.4
Non-Freight Operating Revenues:
  Transportation services         140      2.8        182     3.6
  Other                           266      5.4        272     5.5
                             --------  -------    -------  -------
     Total                     $4,926    100.0%    $4,983   100.0%
                             ========  =======    =======  =======

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                 Three Months Ended March 31
                             ----------------------------------------
                                      1999                1998
                             -------------------  -------------------
                              (In thousands, except percentages)
Salaries, wages, payroll taxes
 and  employee  benefits        $2,927     59.4%     $2,658    53.3%
Casualties and insurance           157      3.2         205     4.1
Depreciation and amortization      581     11.8         528    10.6
Diesel fuel                        115      2.3         129     2.6
Car hire, net                      167      3.4         155     3.1
Purchased services, including
 legal and professional fees       424      8.6         353     7.1
Repair and maintenance of
 equipment                         269      5.5         253     5.1
Track and signal materials         403      8.2         243     4.9
Other materials and supplies       332      6.7         278     5.6
Other                              403      8.2         378     7.6
                              --------   ------     ------- -------
  Total                          5,778    117.3       5,180   104.0
  Less capitalized and
   recovered costs                 988     20.1         575    11.6
                              --------   ------     ------- -------
     Total                      $4,790     97.2%     $4,605    92.4%
                              ========   ======     ======= =======


Operating Revenues:

Operating revenues decreased $57,000, or 1.1%, to $4.9 million in the first quarter of 1999 from $5.0 million in the first quarter of 1998. This decrease resulted from a $99,000 (2.4%) decrease in conventional freight revenues and a $48,000 (10.6%) decrease in non-freight operating revenues offset, in part by a $90,000 (21.4%) increase in net container freight revenues.

The increase in container freight revenues was the result of an increase in container traffic volume. Total intermodal containers handled increased by 2,413, or 22.8%, to 12,982 containers in the first quarter of 1999 from 10,569 containers in 1998. The average rate received per intermodal container decreased by approximately 1.1% due to rate decreases attributable to decreases in certain railroad industry cost indices and to variations in the mix of containers handled.

The decrease in conventional freight revenues is attributable to a decrease in traffic volume partially offset by an increase in the average revenue received per conventional carloading of approximately 4.2%. The Company's conventional freight carloadings decreased by 353, or 6.4%, to 5,165 carloadings in the first quarter of 1999 from 5,518 carloadings in 1998. The decrease in conventional carloadings during the quarter is substantially attributable to construction aggregates which declined by 364 carloadings, or 50.6%, to 355 carloadings in the first quarter of 1999 from 719 carloadings in 1998. Construction aggregates is a seasonal commodity which is shipped over a period of approximately nine months each year beginning in March and ending in early December. Cold weather experienced during the first part of March 1999 delayed the commencement of construction aggregate shipments compared with 1998 when milder weather allowed for a comparatively early start to such shipments. The increase in the average revenue received per carloading is primarily attributable to the lower volume of construction aggregate carloadings since this commodity commands a relatively low freight rate.

The $48,000 decrease in non-freight operating revenues was primarily due to decreases in demurrage and other transportation related revenues. Such revenues can vary from period to period depending upon customer needs.

Operating Expenses:

Operating expenses increased $185,000, or 4.0%, to $4.8 million in the first quarter of 1999 from $4.6 million in 1998. Operating expenses as a percentage of operating revenues ("operating ratio") increased to 97.2% in the first quarter of 1999 from 92.4% in 1998. The most significant increase in operating expenses was in salaries, wages, payroll taxes and employee benefits which increased by $269,000, or 10.1%, to $2.9 million in the first quarter of 1999 from $2.7 million in 1998. This increase results from the fact that the number of employees on the Company's payroll has increased by approximately 4.0% between quarters, the average rate of pay has increased due to semi annual cost of living adjustments and pay rate increases mandated by union contracts and by higher costs for employee health and welfare benefits. Increased costs of purchased services and track, signal and other materials and supplies have been substantially offset by increased capitalized and recovered costs. The Company's operating expenses are of a relatively fixed nature and do not increase or decrease proportionately with changes in operating revenues.

Other Income:

Other income increased $83,000, or 44.6%, to $269,000 in the first quarter of 1999 from $186,000 in 1998 as a result of increased rental and interest income. Gains from the sales of properties and easements remained virtually unchanged between quarters. Such income can vary significantly from period to period.

Interest Expense:

The Company had no interest expense in the first quarter of 1999 compared with $350,000 in 1998. This decrease is the result of the Company utilizing a portion of the proceeds of its 1998 public stock offerings and other income to pay off all of its long and short-term debt.

Liquidity and Capital Resources

During the first quarter of 1999 the Company expended $3.1 million on rolling stock and other equipment. Included were expenditures of approximately $2.1 million for forty gondola railcars in January and approximately $820,000 for three used locomotives in March. The funds for these acquisitions were derived, primarily, from the Company's 1998 public stock offerings.

In management's opinion cash generated from operations during the remainder of 1999 will be sufficient to enable the Company to meet its operating expenses, capital expenditure and remaining debt service requirements.

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

Item  3.  Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

As of March 31, 1999, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at March 31, 1999. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

PART II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (b) No reports on Form 8-K were filed during the quarter ended March 31,1999.

                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PROVIDENCE AND WORCESTER
                                      RAILROAD COMPANY



                                       By: /s/ Orville R. Harrold
                                         ----------------------------
                                         Orville R. Harrold,President


                                       By: /s/ Robert J. Easton
                                         ----------------------------
                                         Robert J. Easton
                                         Treasurer and Principal
                                         Financial Officer


DATED:  May 7, 1999