Form 10-Q
period 1999-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 1999-08-12
CIK 831968

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

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

As of August 1, 1999, the registrant has 4,274,603 shares of common stock, par value $.50 per share, outstanding.

            PROVIDENCE AND WORCESTER RAILROAD COMPANY


                              Index



  Part I - Financial Information

       Item 1 - Financial Statements:

             Balance  Sheets  -  June 30, 1999 and  December  31,
             1998                                         3

             Statements of Income - Three
             and Six Months Ended June
             30, 1999 and 1998                            4

             Statements of Cash Flows -
             Six Months Ended June 30,
             1999 and 1998                                5

             Notes to Financial
             Statements                                 6-8

       Item 2 -Management's Discussion and Analysis of Financial Condition and
             Results of Operations                     9-13

       Item 3 -Quantitative and Qualitative Disclosures About Market Risk13

  Part II - Other Information:

       Item 4Submission of Matters to  a  Vote  of
             Security Holders                            14

       Item 6Exhibits and Reports on  Form
             8-K                                         14

  Signatures                                             15

Item 1.  Financial Statements
-----------------------------


            PROVIDENCE AND WORCESTER RAILROAD COMPANY

                   BALANCE SHEETS (Unaudited)
         (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                           JUNE 30, DECEMBER 31,
                                                               1999        1998
                                                            -------      -------
Current Assets:
 Cash and equivalents ................................      $ 3,572      $ 7,294
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 1999 and 1998 .........        3,159        2,806
 Materials and supplies ..............................        2,108        1,810
 Prepaid expenses and other ..........................          356          568
 Deferred income taxes ...............................           62           55
                                                            -------      -------
  Total Current Assets ...............................        9,257       12,533
Property and Equipment, net ..........................       73,741       71,895
Goodwill, net ........................................          206          166
                                                            -------      -------
Total Assets .........................................      $83,204      $84,594
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 2,164      $ 4,046
 Accrued expenses ....................................          493          709
                                                            -------      -------
  Total Current Liabilities ..........................        2,657        4,755
                                                            -------      -------
Profit-Sharing Plan Contribution .....................          109          425
                                                            -------      -------
Deferred Grant Income ................................        6,968        6,928
                                                            -------      -------
Deferred Income Taxes ................................        8,879        8,777
                                                            -------      -------
Commitments and Contingent Liabilities
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  647 shares .........................................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,274,045 shares in 1999 and 4,228,131
  shares in 1998 .....................................        2,137        2,114
 Additional paid-in capital ..........................       28,466       27,955
 Retained earnings ...................................       33,956       33,608
                                                            -------      -------
  Total Shareholders' Equity .........................       64,591       63,709
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $83,204      $84,594
                                                            =======      =======


               The accompanying notes are an integral part of the
                              financial statements.

            PROVIDENCE AND WORCESTER RAILROAD COMPANY

                STATEMENTS OF INCOME (Unaudited)
         (Dollars in Thousands Except Per Share Amounts)


                              Three Months Ended June 30Six Months Ended June 30
                                              1999      1998      1999    1998
                                            ------    ------    ------    -----
Operating Revenues - Freight
 and Non-Freight .......................    $5,507    $5,909   $10,433  $10,892
                                            ------    ------    ------   ------

Operating Expenses:
 Maintenance of way and
  structures ...........................       804       743     1,524    1,541
 Maintenance of equipment ..............       559       515     1,100    1,023
 Transportation ........................     1,414     1,388     2,689    2,604
 General and administrative ............       990     1,245     1,893    2,064
 Depreciation ..........................       600       542     1,164    1,070
 Taxes, other than income
  taxes ................................       579       559     1,199    1,140
 Car hire, net .........................        95       130       262      285
                                            ------    ------    ------    -----
  Total Operating Expenses .............     5,041     5,122     9,831    9,727
                                            ------    ------    ------    -----

Income from Operations ...............         466       787       602    1,165

Other Income .........................         153     2,410       422    2,596

Interest Expense .....................         --       (113)      --      (463)
                                            ------    ------    ------    -----
Income before Income Taxes and
 Extraordinary Item ..................         619     3,084     1,024    3,298

Provision for Income Taxes ...........         230     1,096       375    1,174
                                            ------    ------    ------    -----
Income before extraordinary
 item ................................         389     1,988       649    2,124
Extraordinary Loss from Early
 Extinguishment of Debt in
 1998, Net of Income Tax
 Benefit of $94 ......................          --       170       --       170
                                            ------    ------    ------    -----

Net Income ...........................         389     1,818       649    1,954

Preferred Stock Dividends ............         --        --          3        3
                                            ------    ------    ------    -----
Net Income Available to Common
 Shareholders .....................         $  389    $1,818   $   646  $ 1,951
                                            ======    ======   =======  =======
Basic Income Per Common Share:
 Income before Extraordinary
  Item ............................         $  .09    $  .58   $   .15  $   .73
 Extraordinary Item ...............            --       (.05)      --      (.06)
                                            ======    ======   =======  ========
 Net Income .......................         $  .09    $  .53   $   .15  $   .67
                                            ======    ======   =======  ========
Diluted Income Per Common
 Share:
 Income before Extraordinary
  Item ............................         $  .09    $  .56   $   .15  $   .71
 Extraordinary Item ...............             --      (.05)      --      (.05)
                                            ======    ======   =======  ========
 Net Income .......................         $  .09    $  .51   $   .15  $   .66
                                            ======    ======   =======  ========


               The accompanying notes are an integral part of the
                              financial statements.

            PROVIDENCE AND WORCESTER RAILROAD COMPANY

              STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in Thousands)

                                                        Six Months Ended June 30
                                                              1999        1998
                                                           -------      -------
Cash flows from operating activities:
Net income ...........................................     $   649      $ 1,954
Adjustments to reconcile net income to net
 cash flows from operating activities:
 Depreciation and amortization .......................       1,206        1,070
 Amortization of deferred grant income ...............         (83)         (78)
 Profit-sharing plan contribution to be
  funded with common stock ...........................          69          337
 Gain from sales and disposals of properties
  and equipment ......................................         (70)      (2,330)
 Deferred income taxes ...............................          95           40
 Increase (decrease) in cash from:
  Accounts receivable ................................        (407)        (148)
  Materials and supplies .............................        (298)          44
  Prepaid expenses and other .........................         212           43
  Accounts payable and accrued expenses ..............        (265)         304
                                                           -------      -------
Net cash flows provided by operating
 activities ..........................................       1,108        1,236
                                                           -------      -------

Cash flows from Investing Activities:
Purchase of property and equipment ...................      (4,837)      (3,614)
Proceeds from sale and condemnation of
 property and equipment ..............................          85        2,729
Proceeds from deferred grant income ..................         162          192
                                                           -------      -------
Net cash flows used for investing activities .........      (4,590)        (693)
                                                           -------      -------

Cash Flows from Financing Activities:
Net payments under line of credit ....................         --        (1,350)
Payments of long-term debt ...........................         --       (10,491)
Dividends paid .......................................        (301)        (174)
Net proceeds from public offering of
 1,000,000 shares of common stock ....................         --        12,538
Issuance of common shares for stock options
 exercised, employee stock purchases and
 acquisition of subsidiary ...........................          61          163
                                                           -------      -------
Net cash flows provided by (used for)
 financing activities .................................       (240)         686
                                                           -------      -------

Increase (Decrease) in Cash and Equivalents ...........     (3,722)       1,229
Cash and Equivalents, Beginning of Period .............      7,294          519
                                                           -------      -------
Cash and Equivalents, End of Period ...................    $ 3,572      $ 1,748
                                                           =======      =======

Supplemental disclosures:

Cash paid during the period for:
 Interest ...........................................      $    --     $   449
                                                           ========     =======
 Income taxes .......................................      $    86     $   422
                                                           ========     =======

Non-cash transactions are described in Note 2.

               The accompanying notes are an integral part of the
                              financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and cash flows for the interim periods ended June 30, 1999 and 1998. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

2.   Changes in Shareholders' Equity:

                                                 Additional            Total
                            Preferred  Common    Paid-in  Retained Shareholders'
                               Stock     Stock    Capital  Earnings    Equity
                              -------   -------   -------  --------- -----------
Balance December 31, 1998     $    32   $ 2,114   $27,955  $  33,608 $   63,709
Issuance of 7,319
 common shares for
 stock options
 exercised, employee
 stock purchases and
 other ....................                   3        64                    67
Issuance of 31,095
 common shares to
 fund the Company's
 1998 profit sharing
 plan contribution ........                  16       369                   385
Issuance of 7,500
 additional common
 shares for the
 Company's 1998
 acquisition of Conn
 Central ..................                   4        78                    82
Dividends:
 Preferred stock,
 $5.00 per share ..........                                       (3)        (3)
 Common stock, $.07
 per share ................                                     (298)      (298)
Net income for the
 period ...................                                      649        649
                              -------   -------   -------  --------- -----------

Balance June 30, 1999 .....   $    32   $ 2,137   $28,466  $  33,956 $   64,591
                              =======   =======   =======  ========= ===========

     During the six months ended June 30, 1998 the Company issued 22,156 shares of its common stock with an aggregate fair market value of $337 to fund its 1997 profit sharing plan contribution and issued 23,614 shares of its common stock with an aggregate fair market value of $383 for the acquisition of Conn Central (see Note 8).

3.   South Quay Property:

     In April 1999 the Rhode Island Supreme Court issued an opinion confirming the Company's fee simple absolute title to the 33 acres of waterfront land ("South Quay") located in East Providence, Rhode Island. This confirmation of the Company's fee simple absolute title permits the Company to explore all development opportunities for the South Quay, including rail and non rail related uses. This property was created by the Company on formerly tide-flowed land to capitalize on the growth of intermodal transportation utilizing the property's rail, water and highway connections. The South Quay property has good highway access (1/2 mile from I-195), direct rail access, is adjacent to a 12 acre site also owned by the Company and is located 1 1/2 miles from downtown Providence, Rhode Island. In June 1999 the Company filed an action in Superior Court in the State of Rhode Island to confirm its free simple absolute title to the 12 acre site.

4.   Other Income:

                                      Three Months Ended       Six Months Ended
                                            June 30                 June 30
                                      ------------------      ------------------
                                       1999        1998        1999        1998
                                      ------      ------      ------      ------
Gain from sales of
 properties, equipment
 and easements, net ............      $    7      $2,270      $   70      $2,330
Rentals ........................         103          97         251         210
Interest .......................          43          43         101          56
                                      ------      ------      ------      ------
                                      $  153      $2,410      $  422      $2,596
                                      ======      ======      ======      ======

     Gain from sales of properties and easements for 1998 includes $2,043 received from the sale of fiber optics cable licenses.

5.   Income per Share:

     Basic income per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income per common share reflects the effect of the Company's outstanding convertible preferred stock, options and warrants except where such items would be antidilutive.

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                     Three Months Ended       Six Months Ended
                                            June 30                 June 30
                                      ------------------      ------------------
                                       1999        1998        1999        1998
                                      ------      ------      ------      ------
Weighted average shares
 for basic .....................   4,256,878   3,455,813   4,243,539   2,894,624
Dilutive effect of
 convertible preferred
 stock, options and
 warrants ......................      77,066      83,121      84,133      80,864
                                   ---------   ---------   ---------   ---------
Weighted average shares
 for diluted ...................   4,333,944   3,538,934   4,327,672   2,975,488
                                   =========   =========   =========   =========

     Options and warrants to purchase 182,710 and 190,890 shares of common stock were outstanding for the three and six month periods ended June 30, 1999, respectively, and options and warrants to purchase 108,040 shares of common stock were outstanding for the three and six month periods ended June 30, 1998 but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

6.   Dividends:

     On July 28, 1999, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable August 26, 1999 to shareholders of record August 12, 1999.

7.   Commitments and Contingent Liabilities:

     The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

     In 1995 the Company entered into a settlement agreement with Bestfoods (formerly CPC International, Inc.) resolving an environmental claim against the Company, arising out of a 1974 rail car incident. Pursuant to the settlement agreement, the Company paid Bestfoods $990 in common stock of the Company and cash. The Company and Bestfoods agreed that in the event Bestfoods recovered proceeds from its insurance carrier for the costs of remediation of the involved site, the Company would be entitled to 10% of Bestfoods' net recovery after deduction of litigation expenses. In 1997,

     Bestfoods obtained a judgement in its favor from its insurance carrier for over $18,000 (which amount includes approximately $5,000 of prejudgement interest) as well as an order that obligates the insurance carrier to reimburse Bestfoods for future remediation expenses. The insurance carrier's appeal of this judgement was unsuccessful and it has now paid the $18,000 judgement to Bestfoods. In July 1998, Bestfoods paid $1,000 to the Company as an interim payment of the Company's 10% recovery pending final resolution of amounts to be paid to Bestfoods by its insurance carrier. Negotiations continue between Bestfoods and the insurance carrier concerning the payment of future expenses, the potential recovery of litigation expenses and the resolution of a lawsuit filed by the insurance carrier against Bestfoods and the Company (for which Bestfoods is both defending and indemnifying the Company). The insurance policy has limits of $25,000.

     In 1999 the Company entered into a contract in the amount of $1,773 for the expansion of its equipment maintenance facilities in Worcester, Massachusetts. Approximately $100 has been expended on this project through June 30, 1999. The Company expects that this project will be substantially completed by the end of the year.

8.   Acquisition of Connecticut Central Railroad Company:

     In April 1998 the Company acquired all of the outstanding common stock of Connecticut Central Railroad Company ("Conn Central") for 20,000 newly issued shares of common stock of the Company. The Company issued an additional 3,614 shares of its common stock to retire $50 of debt owed by Conn Central to two of its former shareholders. Conn Central's operations were merged into those of the Company at the time of acquisition. In April 1999 the Company issued an additional 7,500 shares of its common stock to the former shareholders of Conn Central since certain financial and other considerations as specified in the purchase and sale agreement were met. Issuance of these shares gives rise to additional goodwill in the amount of $82. This goodwill is being amortized over the remaining life of the goodwill recorded in connection with the April 1998 acquisition.

 9.  Subsequent Events:

     In July and August 1999 the Company realized $2,232 of gain from the sales of fiber optic cable licenses and permanent easements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
----------------------------------------------
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       ---------------------------------------------

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


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                        Three Months Ended June 30    Six Months Ended June 30
                      ---------------------------- -----------------------------
                          1999           1998          1999           1998
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Freight Revenues:
 Conventional
  carloads ......     $4,550  82.6%  $5,141  87.0% $ 8,560  82.1% $ 9,250  84.9%
 Containers .....        536   9.7      511   8.7    1,046  10.0      931   8.6
Non-Freight
 Operating
 Revenues:
 Transportation
  services ......         98   1.8      138   2.3      238   2.3      320   2.9
 Other ..........        323   5.9      119   2.0      589   5.6      391   3.6
                      ------ ------  ------ ------ ------- ------ -------  -----
   Total ........     $5,507 100.0%  $5,909 100.0% $10,433 100.0% $10,892 100.0%
                      ====== ======  ====== ====== ======= ====== ======= ======


The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                        Three Months Ended June 30    Six Months Ended June 30
                      ---------------------------- -----------------------------
                          1999           1998          1999           1998
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Salaries, wages,
 payroll taxes
 and  employee
 benefits .......     $3,092  56.1%  $3,253  55.1% $ 6,019  57.7% $ 5,911  54.3%
Casualties and
 insurance ......        173   3.1      191   3.2      330   3.2%     396   3.6
Depreciation and
 amortization ...        625  11.4      542   9.2    1,206  11.5    1,070   9.8
Diesel fuel .....        192   3.5      178   3.0      307   2.9      307   2.8
Car hire, net ...         95   1.7      130   2.2      262   2.5      285   2.6
Purchased
 services,
 including legal
 and professional
 fees ...........        612  11.1      578   9.8    1,036   9.9      931   8.5
Repair and
 maintenance of
 equipment ......        263   4.8      243   4.1      532   5.1      496   4.6
Track and signal
 materials ......        470   8.5      234   4.0      873   8.4      477   4.4
Other materials
 and supplies ...        232   4.2      275   4.6      564   5.4      553   5.1
Other ...........        346   6.3      381   6.4      749   7.2      759   7.0
                      ------ ------  ------ ------ ------- ------ -------  -----
 Total ..........      6,100 110.7    6,005 101.6   11,878 113.8   11,185 102.7
 Less capitalized
  and recovered
  costs .........      1,059  19.2      883  14.9    2,047  19.6    1,458  13.4
                      ------ ------  ------ ------ ------- ------ -------  -----
   Total ........     $5,041  91.5%  $5,122  86.7% $ 9,831  94.2% $ 9,727  89.3%
                      ====== ======  ====== ====== ======= ====== ======= ======

Six Months Ended June 30,1999 Compared to Six Months Ended June 30,1998


Operating Revenues:

Operating revenues decreased $459,000, or 4.2%, to $10.4 million in the six months ended June 30, 1999 from $10.9 million in 1998. This decrease is the net result of a $690,000 (7.5%) decrease in conventional freight revenues partially offset by a $115,000 (12.4%) increase in net-container freight revenues and a $116,000 (16.3%) increase in non-freight operating revenues.

The decrease in conventional freight revenues is attributable to a decrease in traffic volume partially offset by an increase in the average revenue received per conventional carloading of approximately 1.4%. The Company's conventional freight carloadings decreased by 1,262, or 8.7% to 13,217 carloadings in the first six months of 1999 from 14,479 carloadings in 1998.

On June 1, 1999 the rail lines and operations of Consolidated Rail Corporation ("Conrail"), with which the Company interchanges the majority of its rail freight  traffic,  were split  between  CSX  Corporation  and  Norfolk  Southern
Railroad. The Company estimates that delays and other service problems attributable to this split up accounted for a traffic reduction for the Company of more than 250 carloadings and nearly $200,000 of freight revenues. While some of this lost revenue may ultimately be realized by the Company, most of it was diverted to truck, etc. and thereby permanently lost. The Company does not believe that this represents a permanent reduction in traffic volume. The problems associated with the split-up of Conrail appear to be steadily improving subsequent to June 30, 1999.

A decline in volume of construction aggregates handled (approximately 1,000 carloadings and $300,000 of freight revenues) accounts for much of the remaining reduction in conventional freight revenue. Bad weather experienced in March 1999 resulted in a "late start" to the construction aggregate shipping season in 1999 compared with 1998. In addition shipments of this commodity have been slow to rise to comparable 1998 levels continuing a trend which began in the second half of 1998. The Company is optimistic that carloadings of construction aggregates will rise to and perhaps exceed 1998 levels during the remainder of the year.

The increase in container freight revenues is the result of an increase in container traffic volume. Total intermodal containers handled increased by 2,924, or 12.4% to 26,520 containers in the first six months of 1999 from 23,596 containers in 1998.

The increase in non-freight operating revenues for the six month period is due to increased maintenance department billings partially offset by a decrease in demurrage revenues. Such revenues can vary from period to period depending upon customer needs.


Operating Expenses:

Operating expenses increased $104,000, or 1.1%, to $9.8 million in the six months ended June 30, 1999 from $9.7 million in 1998. Operating expenses as a percentage of operating revenues ("operating ratio") increased to 94.2% in the six months ended June 30, 1999 from 89.3% in 1998. The small increase in operating expenses is indicative of the relatively fixed nature of most of these expenses which also accounts for the increased operating ratio. Such expenses do not increase or decrease proportionately with fluctuations in operating revenues.


Other Income:

Other income decreased $2.2 million to $422,000 in the six months ended June 30, 1999 from $2.6 million in 1998. This decrease is due to a reduction in net gains realized from the sale of properties and easements, principally $2.0 million derived from the sale of fiber optics cable licenses in 1998. While the Company has historically realized substantial amounts of income of this nature, the amount of such income can vary significantly from period to period.


Interest Expense:

The Company had no interest expense in the first six months of 1999 compared with $463,000 of interest expense in 1998. This decrease is the result of the Company utilizing a portion of the net proceeds of its 1998 public stock offerings and other income to pay off all of its long and short-term debt.


Three  Months Ended June 30, 1999 Compared to Three Months  Ended June 30, 1998

Operating Revenues:

Operating revenues decreased $402,000, or 6.8%, to $5.5 million in the second quarter of 1999 from $5.9 million in the second quarter of 1998. This decrease is the net result of a $591,000 (11.5%) decrease in conventional freight revenues partially offset by a $25,000 (4.9%) increase in net container freight revenues and a $164,000 (63.8%) increase in non-freight operating revenues.

The decrease in conventional freight revenues for the quarter is attributable to a decrease in conventional traffic volume and to a 1.5% decrease in the average revenue received per conventional carloading. The Company's carloadings of conventional freight decreased by 909, or 10.1%, to 8,052 carloadings in the second quarter of 1999 from 8,961 carloadings in the second quarter of 1998. Operating problems relating to the split-up of Conrail on June 1, 1999 and a continued decline in construction aggregate traffic, as previously discussed, accounted for a substantial portion of this reduction.

The increase in container freight revenues for the quarter is primarily due to an increase in container traffic volume. Total intermodal containers handled increased by 511, or 3.9%, to 13,538 containers in the second quarter of 1999 from 13,027 containers in the second quarter in 1998.

The increase in non-freight operating revenues for the quarter is due to increased maintenance department billings partially offset by a decrease in demurrage revenues. Such revenues can vary from period to period depending upon customer needs.


Operating Expenses:

Operating expenses decreased $81,000, or 1.6%, to $5.0 million in the second quarter of 1999 from $5.1 million in the second quarter of 1998. The Company's operating ratio, however, increased to 91.5% in the second quarter of 1999 from 86.7% in the second quarter of 1998. The small decrease in operating expenses is indicative of their relatively fixed nature which also accounts for the increased operating ratio. Such expenses do not increase or decrease proportionately with fluctuations in operating revenues.


Interest Expense:

The Company had no interest expense in the second quarter of 1999 compared with $113,000 in 1998. This decrease is the result of the Company utilizing a portion of the proceeds of its 1998 public stock offerings and other income to pay off all of its long and short-term debt.

Liquidity and Capital Resources
-------------------------------

During the first six months of 1999 the Company expended approximately $3.6 million on rolling stock and other equipment. Included were expenditures of approximately $2.1 million for forty gondola railcars in January and approximately $820,000 for three used locomotives in March. The funds for these acquisitions were derived, primarily, from the Company's 1998 public stock offerings.

The Company has entered into a contract for the expansion of its equipment maintenance facilities in Worcester, Massachusetts in the amount of $1.8 million. Approximately $100,000 has been expended on this project through June 30, 1999. The Company anticipates that this project will be substantially complete by the end of the year. Proceeds from the Company's 1998 public stock offerings will be utilized to fund this construction project.

In management's opinion cash generated from operations during the remainder of 1999 will be sufficient to enable the Company to meet its operating expenses, capital expenditure and remaining debt service requirements.

Seasonality
-----------

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of aggregate shipments during a portion of this period and to winter weather conditions.

Year 2000 Compliance
--------------------

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

The Company has completed an analysis of its information technology and other operating systems to determine which may be impacted by "Year 2000" issues. Based on this analysis, preparation for the Year 2000 has been underway for six years and changes to the Company's information technology are substantially complete. The Company's other non-information technology systems have also been evaluated and no Year 2000 issues have been identified.

Modifications to the Company's information technology programs have been performed by internal staff with the associated costs incorporated into the Company's annual operating budgets and, therefore, such costs are not separately identifiable. No material additional costs are anticipated at this time.

Due to the short periodic cycle of rail car movements, the exchange of data covers time periods where Year 2000 compliance is not a major factor and should not adversely affect the Company's ability to operate. The Company relies on waybills and car supply and revenue data generated by other railroads in the interchange of rail cars. The failure of these railroads to supply accurate data could disrupt the Company's operations. Railinc with whom the majority of these railroads interface electronically, began utilizing its newly upgraded Year 2000 compliant software for electronic date interchange on July 12, 1999. The Company has modified all of its related programs and is now fully compatible with the upgraded Railinc systems.

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

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", subsequently amended in June 1999 and effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required.

Item  3.  Quantitative and Qualitative Disclosures  About  Market Risk
----------------------------------------------------------------------

Cash and Cash Equivalents

As of June 30, 1999, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at June 30, 1999. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

PART II - Other Information
---------------------------


Item 4.Submission of Matters to a Vote of Security Holders
       ---------------------------------------------------

     The Annual Meeting of Stockholders was held on April 28, 1999. Of the 4,230,140 shares of common stock entitled to vote, 3,561,792 shares were present, in person or by proxy. Of the 653 shares of preferred stock entitled to vote, 556 shares were present, in person or by proxy.

     All directors of the Company are elected on an annual basis and the following were so elected at this Annual Meeting:

     Richard W. Anderson, Robert J. Easton and Robert H. Eder were elected Common Stock Directors. Mr. Anderson received 3,554,291 affirmative votes and 7,501 negative votes, and Mr. Eder received 3,554,391 affirmative votes and 7,401 negative votes of common shares. Mr. Easton was nominated by management to serve as a Common Director in place of Mr. William J. LeDoux who was unavailable to serve due to his sudden death which occurred following the issuance of the 1999 Proxy. Mr. Easton received 3,554,191 affirmative votes and 7,601 negative votes of common shares.

     Frank W. Barrett, John H. Cronin, J. Joseph Garrahy, Orville R. Harrold, John J. Healy and Charles M. McCollam, Jr. were elected Preferred Stock Directors. Each director received 556 affirmative votes and no negative votes of preferred shares.

     A resolution was presented for the appointment of Deloitte & Touche LLP as independent auditors of the accounts of the Company for 1999. The resolution received 3,555,047 affirmative votes and 2,615 negative votes of common shares with 4,130 common shares abstaining. The resolution received 556 affirmative votes and no negative votes of preferred shares.


Item 6.Exhibits and Reports on Form 8-K
       --------------------------------

       (b) A report on Form 8-K was filed on April 30, 1999 reporting the following events:

           o By press release dated April 23, 1999 the Registrant advised the general public of a decision of the Rhode Island Supreme Court confirming the Registrant's fee simple absolute title to the approximate 35 acre waterfront property located in East Providence, Rhode Island and known as the South Quay.

           o By press release dated April 28, 1999 the Registrant advised the general public of the action of its Board of Directors increasing the quarterly dividend on its outstanding Common Stock from $.03 to $.04 per share.

                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PROVIDENCE AND WORCESTER
                                      RAILROAD COMPANY



                                       By: /s/ Orville R. Harrold
                                       -------------------------------------
                                         Orville R. Harrold,
                                         President


                                       By: /s/ Robert J. Easton
                                       -------------------------------------
                                         Robert J. Easton
                                         Treasurer and Principal
                                         Financial Officer


DATED:  August 12, 1999