Form 10-Q
period 1999-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 1999-11-10
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number 0-16704

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                    -----------------------------------------

             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------



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

As of October 31, 1999, the registrant has 4,277,820 shares of common stock, par value $.50 per share, outstanding.

            PROVIDENCE AND WORCESTER RAILROAD COMPANY


                              Index



  Part I - Financial Information

     Item 1 -Financial Statements:

           Balance  Sheets  - September 30, 1999  and  December
           31, 1998 .....................................................    3

           Statements of Income -
           Three and Nine Months Ended
           September 30, 1999 and 1998 ..................................    4

           Statements of Cash Flows -
           Nine months Ended
           September 30, 1999 and 1998 ..................................    5

           Notes to Financial
           Statements ...................................................  6-8

     Item 2 -Management's Discussion and Analysis of Financial Condition and
           Results of Operations ........................................ 9-13

     Item 3 -Quantitative and Qualitative Disclosures About Market Risk..   13

Part II - Other Information:

     Item 6 -Exhibits  and  Reports on Form 8-K .........................   14

Signatures ..............................................................   15

Item 1.  Financial Statements
-----------------------------


            PROVIDENCE AND WORCESTER RAILROAD COMPANY

                   BALANCE SHEETS (Unaudited)
         (Dollars in Thousands Except Per Share Amounts)

                   ASSETS
                                                       SEPTEMBER 30,DECEMBER 31,
                                                              1999         1998
                                                             -------      -------

Current Assets:
 Cash and equivalents ................................      $ 5,072      $ 7,294
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 1999 and 1998 .........        3,592        2,806
 Materials and supplies ..............................        2,191        1,810
 Prepaid expenses and other ..........................          129          568
 Deferred income taxes ...............................           67           55
                                                            -------      -------
  Total Current Assets ...............................       11,051       12,533
Property and Equipment, net ..........................       74,485       71,895
Goodwill, net ........................................          180          166
                                                            -------      -------
Total Assets .........................................      $85,716      $84,594
                                                            =======      =======

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 2,303      $ 4,046
 Accrued expenses ....................................          594          709
 Income taxes payable ................................          282         --
                                                            -------      -------
  Total Current Liabilities ..........................        3,179        4,755
                                                            -------      -------
Profit-Sharing Plan Contribution .....................          400          425
                                                            -------      -------
Deferred Grant Income ................................        7,177        6,928
                                                            -------      -------
Deferred Income Taxes ................................        8,819        8,777
                                                            -------      -------
Commitments and Contingent Liabilities ...............
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  647 shares .........................................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,277,820 shares in 1999 and 4,228,131
  shares in 1998 .....................................        2,139        2,114
 Additional paid-in capital ..........................       28,496       27,955
 Retained earnings ...................................       35,474       33,608
                                                            -------      -------
  Total Shareholders' Equity .........................       66,141       63,709
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $85,716      $84,594
                                                            =======      =======


               The accompanying notes are an integral part of the
                              financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                        STATEMENTS OF INCOME (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                      Three Months Ended     Nine Months Ended
                                         September 30           September 30
                                        1999       1998        1999       1998
                                     --------   --------    --------   --------
Operating Revenues - Freight
 and Non-Freight .................   $  5,961   $  6,393     $16,394    $17,285
                                     --------   --------    --------   --------

Operating Expenses:
 Maintenance of way and
  structures .....................      1,116        766       2,640      2,307
 Maintenance of equipment ........        532        534       1,632      1,557
 Transportation ..................      1,549      1,280       4,238      3,884
 General and administrative ......      1,206      1,009       3,099      3,073
 Depreciation ....................        618        550       1,782      1,620
 Taxes, other than income
  taxes ..........................        573        551       1,772      1,691
 Car hire, net ...................        161        203         423        488
                                     --------   --------    --------   --------
  Total Operating Expenses .......      5,755      4,893      15,586     14,620
                                     --------   --------    --------   --------

Income from Operations ...........        206      1,500         808      2,665

Other Income .....................      2,417      1,259       2,839      3,855

Interest Expense .................       --          (22)       --         (485)
                                     --------   --------    --------   --------
Income before Income Taxes and
 Extraordinary Item ..............      2,623      2,737       3,647      6,035

Provision for Income Taxes .......        935      1,071       1,310      2,245
                                     --------   --------    --------   --------
Income before Extraordinary
 Item ............................      1,688      1,666       2,337      3,790
Extraordinary Loss from Early
 Extinguishment of Debt in 1998,
 Net of Income Tax Benefit .......       --           24        --          194
                                     --------   --------    --------   --------

Net Income .......................      1,688      1,642       2,337      3,596

Preferred Stock Dividends ........       --         --             3          3
                                     --------   --------    --------   --------
Net Income Available to Common
 Shareholders ....................   $  1,688   $  1,642    $  2,334   $  3,593
                                     ========   ========    ========   ========
Basic Income Per Common Share:
 Income before extraordinary
  item ...........................   $    .39   $    .48    $    .55   $   1.22
 Extraordinary item ..............       --         (.01)       --         (.06)
                                     --------   --------    --------   --------
 Net income ......................   $    .39   $    .47    $    .55   $   1.16
                                     ========   ========    ========   ========
Diluted Income Per Common
 Share:
 Income before extraordinary
  item ...........................   $    .39   $    .47    $    .54   $   1.19
 Extraordinary item ..............       --         (.01)       --         (.06)
                                     --------   --------    --------   --------
 Net income ......................   $    .39   $    .46    $    .54   $   1.13
                                     ========   ========    ========   ========



               The accompanying notes are an integral part of the
                              financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                 Nine Months Ended September 30
                                                            1999          1998
                                                         --------      --------
Cash Flows from Operating Activities:
Net income .........................................     $  2,337      $  3,596
Adjustments to reconcile net income to net
 cash flows from operating activities:
 Depreciation and amortization .....................        1,850         1,637
 Amortization of deferred grant income .............         (124)         (117)
 Profit-sharing plan contribution to be
  funded with common stock .........................          360           425
 Gain from sales of properties and easements, net..        (2,333)       (2,459)
 Gain from recovery of environmental claim .........         --          (1,000)
 Deferred income taxes .............................           30           123
 Increase (decrease) in cash from:
  Accounts receivable ..............................         (945)         (548)
  Materials and supplies ...........................         (381)          (94)
  Prepaid expenses and other .......................          439          (153)
  Accounts payable and accrued expenses ............          113           701
                                                         --------      --------
Net cash flows from operating activities ...........        1,346         2,111
                                                         --------      --------

Cash Flows from Investing Activities:
Purchase of property and equipment .................       (6,056)       (5,157)
Proceeds from sales of properties and easement .....        2,347         2,859
Proceeds from recovery of environmental claim ......         --           1,000
Proceeds from deferred grant income ................          518           348
                                                         --------      --------
Net cash flows used by investing activities ........       (3,191)         (950)
                                                         --------      --------

Cash Flows from Financing Activities:
Net payments under line of credit ..................         --          (1,350)
Payments of long-term debt .........................         --         (10,991)
Dividends paid .....................................         (471)         (278)
Net proceeds from public offering of
 1,000,000 shares of common stock ..................         --          12,538
Issuance of common shares for stock options
 exercised, employee stock purchases and
 acquisition of subsidiary in 1998 .................           94           183
                                                         --------      --------
Net cash flows from (used by) financing
 activities ........................................         (377)          102
                                                         --------      --------

Increase (Decrease) in Cash and Equivalents ........       (2,222)        1,263
Cash and Equivalents, Beginning of Period ..........        7,294           519
                                                         --------      --------
Cash and Equivalents, End of Period ................     $  5,072      $  1,782
                                                         --------      --------

Supplemental Disclosures:

Cash paid during the period for:
 Interest ..........................................     $   --        $    489
                                                         ========      ========
 Income taxes ......................................     $    660      $  1,262
                                                         ========      ========

Non-cash transactions are described in Note 2.

               The accompanying notes are an integral part of the
                              financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and cash flows for the interim periods ended September 30, 1999 and 1998. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

2.   Changes in Shareholders' Equity:

                                                    Additional          Total
                              Preferred   Common   Paid-in RetainedShareholders'
                                Stock      Stock     Capital   Earnings  Equity
                               -------    -------    -------   -------   -------
     Balance, December 31,
      1998 .................   $    32    $ 2,114    $27,955   $33,608  $63,709
     Issuance of 11,094
      common shares for
      stock options
      exercised, employee
      stock purchases and
      other ................                    5         94                 99
     Issuance of 31,095
      common shares to
      fund the Company's
      1998 profit sharing
      plan contribution ....                   16        369                385
     Issuance of 7,500
      additional common
      shares for the
      Company's 1998
      acquisition of Conn
      Central ..............                    4         78                 82
     Dividends:
      Preferred stock,
      $5.00 per share ......                                        (3)      (3)
      Common stock, $.11
      per share ............                                      (468)    (468)
     Net income for the
      period ...............                                     2,337    2,337
                               -------    -------    -------   -------   -------

     Balance, September 30,
      1999 .................   $    32    $ 2,139    $28,496   $35,474  $66,141
                               =======    =======    =======   =======  =======

     During the nine months ended September 30, 1998 the Company issued 22,156 shares of its common stock with an aggregate fair market value of $337 to fund its 1997 profit sharing plan contribution and issued 23,614 shares of its common stock with an aggregate fair market value of $383 for the acquisition of Conn Central (see Note 8).

3.   South Quay Property:

     In April 1999 the Rhode Island Supreme Court issued an opinion confirming the Company's fee simple absolute title to the 33 acres of waterfront land ("South Quay") located in East Providence, Rhode Island. This confirmation of the Company's fee simple absolute title permits the Company to explore all development opportunities for the South Quay, including rail and non-rail related uses. This property was created by the Company on formerly tide-flowed land to capitalize on the growth of intermodal transportation utilizing the property's rail, water and highway connections. The South Quay property has good highway access (1/2 mile from I-195), direct rail access, is adjacent to a 12 acre site also owned by the Company and is located 1 1/2 miles from downtown Providence, Rhode Island. In June 1999 the Company filed an action in Superior Court in the State of Rhode Island to confirm its fee simple absolute title to the 12 acre site.

4.   Other Income:

                                       Three Months Ended  Nine Months Ended
                                          September 30       September 30
                                       ----------------    ----------------
                                        1999      1998      1999      1998
                                       ------    ------    ------    ------
     Gain from sales of
      properties and
      easements, net ..............    $2,263    $  129    $2,333    $2,459
     Recovery of prior year
      environmental claim
      (Note 7) ....................      --       1,000      --       1,000
     Rentals ......................        99       105       350       315
     Interest .....................        55        25       156        81
                                       ------    ------    ------    ------
                                       $2,417    $1,259    $2,839    $3,855
                                       ======    ======    ======    ======

     Gain from sales of properties and easements for 1999 includes $2,107 and for 1998 includes $2,168 received from the sale of fiber optics cable licenses.

5.   Income Per Share:

     Basic income per common share is computed using the weighted average number of common shares outstanding during each period. Diluted income per common share reflects the effect of the Company's outstanding convertible preferred stock, options and warrants except where such items would be antidilutive.

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                  Three Months Ended       Nine Months Ended
                                    September 30            September 30
                               ----------------------   ---------------------
                                   1999        1998        1999       1998
                                ---------   ---------   ---------   ---------
      Weighted average shares-
       basic .................   4,274,679   3,473,023   4,254,033   3,089,542
      Dilutive effect of
       convertible preferred
       stock, options and
       warrants ..............      75,679      81,714      75,477      83,003
                                 ---------   ---------   ---------   ---------
      Weighted average shares-
       diluted ...............   4,350,358   3,554,737   4,329,510   3,172,545
                                 =========   =========   =========   =========

     Options and warrants to purchase 190,554 shares of common stock were outstanding for the three and nine month periods ended September 30, 1999, and options and warrants to purchase 108,040 shares of common stock were outstanding for the three and nine month periods ended September 30, 1998 but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

6.   Dividends:

     On October 27, 1999, the Company declared a dividend of $.04 per share on its outstanding common stock payable November 25, 1999 to shareholders of record November 11, 1999.

7.   Commitments and Contingent Liabilities

     The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

     In 1995, the Company entered into a settlement agreement with Bestfoods (formerly CPC International, Inc.) resolving an environmental claim against the Company, arising out of a 1974 rail car incident. Pursuant to the settlement agreement, the Company paid Bestfoods $990 in common stock of the Company and cash. The Company and Bestfoods agreed that in the event Bestfoods recovered proceeds from its insurance carrier for the costs of remediation of the involved site, the Company would be entitled to 10% of

     Bestfoods' net recovery after deduction of litigation expenses. In 1997, Bestfoods obtained a judgement in its favor from its insurance carrier for over $18,000 (which amount includes approximately $5,000 of prejudgement interest) as well as an order that obligates the insurance carrier to reimburse Bestfoods for future remediation expenses. The insurance carrier's appeal of this judgement was unsuccessful and it has now paid the $18,000 judgement to Bestfoods. In July 1998, Bestfoods paid $1,000 to the Company as an interim payment of the Company's 10% recovery pending final resolution of amounts to be paid to Bestfoods by its insurance carrier. In September 1999, Bestfoods and the insurance carrier entered into a final settlement agreement concerning the payment of future expenses, the recovery of litigation expenses and the resolution of the lawsuit filed by the insurance carrier against Bestfoods and the Company (for which
     Bestfoods both defended and indemnified the Company). Bestfoods is preparing for review by the Company a final accounting of the net recovery to Bestfoods (less litigation expenses) to determine the final payment to the Company of its 10% share of the net recovery.

     In 1999, the Company entered into a contract in the amount of $1,773 for the expansion of its equipment maintenance facilities in Worcester, Massachusetts, $831 of which has been completed and billed through September 30, 1999. The Company expects that this project will be substantially completed by the end of the year.

8.   Acquisition of Connecticut Central Railroad Company:

     In April 1998, the Company acquired all of the outstanding common stock of Connecticut Central Railroad Company ("Conn Central") for 20,000 newly issued shares of common stock of the Company. The Company issued an additional 3,614 shares of its common stock to retire $50 of debt owed by Conn Central to two of its former shareholders. Conn Central's operations were merged into those of the Company at the time of acquisition. In April 1999, the Company issued an additional 7,500 shares of its common stock to the former shareholders of Conn Central since certain financial and other considerations as specified in the purchase and sale agreement were met. Issuance of these shares gives rise to additional goodwill in the amount of $82. This goodwill is being amortized over the remaining life of the goodwill recorded in connection with the April 1998 acquisition.

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


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                 Three Months Ended September 30  Nine Months Ended September 30
                    ---------------------------  -----------------------------
                         1999           1998           1999           1998
                    -------------  ------------  -------------  --------------
                                   (In thousands, except percentages)
Freight Revenues:
 Conventional
  carloads ......   $4,939   82.9% $5,381  84.2% $13,499  82.3% $14,631   84.6%
 Containers .....      706   11.8     620   9.7    1,752  10.7    1,551    9.0
Non-Freight
 Operating
 Revenues:
 Transportation
  services ......      133    2.2     180   2.8      371   2.3      500    2.9
 Other ..........      183    3.1     212   3.3      772   4.7      603    3.5
                    ------  -----  ------ -----  ------- -----  -------  -----
   Total ........   $5,961  100.0% $6,393 100.0% $16,394 100.0% $17,285  100.0%
                    ======  =====  ====== =====  ======= =====  =======  =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                 Three Months Ended September 30  Nine Months Ended September 30
                   ---------------------------- ------------------------------
                        1999          1998           1999            1998
                   -------------  ------------  --------------  --------------
                                  (In thousands, except percentages)
Salaries, wages,
 payroll taxes
 and  employee
 benefits .......  $ 3,296  55.3% $2,863  44.8%  $9,315   56.8% $ 8,774   50.8%
Casualties and
 insurance ......      259   4.3     137   2.1      589    3.6      533    3.1
Depreciation and
 amortization ...      644  10.8     567   8.8    1,850   11.3    1,637    9.5
Diesel fuel .....      228   3.8     179   2.8      535    3.2      486    2.8
Car hire, net ...      161   2.7     203   3.2      423    2.6      488    2.8
Purchased
 services,
 including legal
 and professional
 fees ...........      703  11.8     549   8.6    1,739   10.6    1,480    8.6
Repair and
 maintenance of
 equipment ......      263   4.4     287   4.5      795    4.8      783    4.5
Track and signal
 materials ......      550   9.2     303   4.7    1,423    8.7      780    4.5
Other materials
 and supplies ...      320   5.4     312   4.9      884    5.4      865    5.0
Other ...........      344   5.8     396   6.2    1,093    6.7    1,155    6.7
                   ------- -----  ------ -----  -------  -----  -------  -----
 Total ..........    6,768 113.5   5,796  90.6   18,646  113.7   16,981   98.3
 Less capitalized
  and recovered
  costs .........    1,013  17.0     903  14.1    3,060   18.6    2,361   13.7
                   ------- -----  ------ -----  -------  -----  -------  -----
   Total ........  $ 5,755  96.5% $4,893  76.5% $15,586   95.1% $14,620   84.6%
                   ======= =====  ====== =====  =======  =====  =======  =====

Nine Months Ended September 30, 1999 Compared to Nine Months
Ended September 30, 1998

Operating Revenues:


Operating revenues decreased $891,000, or 5.2%, to $16.4 million in the nine months ended September 30, 1999 from $17.3 million in 1998. This decrease is the net result of a $1.1 million (7.7%) decrease in conventional freight revenues partially offset by a $201,000 (13.0%) increase in net container freight revenues and a $40,000 (3.6%) increase in non-freight operating revenues.

The decrease in conventional freight revenues is attributable to a decrease in traffic volume and to a decrease in the average revenue received per conventional carloading of 2.9%. The Company's conventional freight carloadings decreased by 1,173, or 5.0%, to 22,298 in the first three quarters of 1999 from 23,471 carloadings in 1998.

On June 1, 1999 the rail lines and operations of Consolidated Rail Corporation ("Conrail"), with which the Company interchanges the majority of its rail freight  traffic,  were split  between  CSX  Corporation  and  Norfolk  Southern
Railroad.   The  Company  estimates  that  delays  and  other  service  problems attributable to this split-up has accounted for a traffic reduction for the Company of nearly 550 carloadings and more than $400,000 of lost freight revenues, since virtually all of this traffic was diverted to truck. The Company believes that most of this traffic will be returned to rail once the service problems related to the Conrail split-up have been overcome and is hopeful that such problems will be largely eliminated in the relatively near future.

In addition two of the Company's rail-freight customers have continued to phase out operations which utilized the Company's rail-freight services. Reduced traffic to these two customers accounted for a reduction of nearly 700 carloadings and $620,000 of freight revenue for the first nine months of 1999 as compared with 1998. It is anticipated these two customers will complete the phase-out of their rail-freight served operations over the next year or two.

In addition the Company has experienced a decline in the volume of construction aggregate traffic handled (approximately 1,000 carloadings and $284,000 of freight revenues) during the first nine months of 1999 from 1998. Bad weather experienced during March 1999 resulted in a "late start" to the construction aggregate shipping season in 1999 compared with 1998. In addition, shipments of this commodity did not rise to 1998 levels until the third quarter of 1999. The Company is optimistic that shipments of this commodity will continue their rise to prior year levels.

The Company did experience increased rail-freight traffic and revenue volume from several new customers and from certain existing customers which partially offset the revenue declines previously discussed.

The increase in container freight revenue is primarily the result of an increase in container traffic volume. Total intermodal containers handled increased by 5,059, or 12.9%, to 44,346 containers in the first nine months of 1999 from 39,287 containers in 1998. This increase has resulted from new customers as well as increased volume from existing customers.

The increase in non-freight operating revenues for the nine month period is due primarily to increased maintenance department billings partially offset by a decrease in demurrage revenues. Such revenues can vary from period to period depending upon customer requirements.


Operating Expenses:

Operating expenses increased $966,000, or 6.6%, to $15.6 million in the nine months ended September 30, 1999 from $14.6 million in 1998. Operating expenses as a percentage of operating revenues ("operating ratio") increased to 95.1% in 1999 from 84.6% in 1998. While operating expenses have risen generally across the board, the most significant increase has been in the area of salaries, wages, payroll taxes and employee benefits which increased $541,000, or 6.2%, to

$9.3 million in 1999 from $8.8 million in 1998. This increase results from hiring additional employees, increases in the average rate of pay due to semi-annual cost of living adjustments and pay rate increases mandated by union contracts and from higher costs of employee health and welfare benefits. In addition capitalized costs for track structure additions decreased to $1.4 million in the first nine months of 1998 from $2.1 million in 1998 thereby increasing the portion of track maintenance costs expensed during the nine month period. The Company's operating expenses are of a relatively fixed nature and do not increase or decrease proportionately with changes in operating revenues.



Other Income:

Other income decreased $1.1 million to $2.8 million in the nine months ended September 30, 1999 from $3.9 million in 1998. The difference is principally the result of a $1.0 million interim payment received in 1998 which related to an environmental claim paid by the Company in prior years.


Interest Expense:

The Company had no interest expense in the first nine months of 1999 compared with $485,000 of interest expense in 1998. This decrease results from the Company utilizing a portion of the net proceeds of its 1998 public stock offerings and other income to retire all of its long and short-term debt.


Three Months Ended September 30, 1999 Compared to Three Months
Ended September 30, 1998

Operating Revenues:

Operating revenues decreased $432,000, or 6.8%, to $6.0 million in the third quarter of 1999 from $6.4 million in the third quarter of 1998. This decrease is the net result of a $442,000 (8.2%) decrease in conventional freight revenues and a $76,000 (19.4%) decrease in non-freight operating revenues partially offset by an $86,000 (13.9%) increase in net container freight revenues.

The decrease in conventional freight revenues for the quarter is attributable to a 9.1% decrease in the average revenue received per conventional carloading partially offset by a small increase in conventional traffic volume. The Company's carloadings of conventional freight increased by 89, or 1.0%, to 9,081 carloadings in the third quarter of 1999 from 8,992 carloadings in the third quarter of 1998. Operating problems relating to the split-up of Conrail on June 1, 1999, as previously discussed, are estimated to have resulted in a loss of more than 330 carloadings and $260,000 of freight revenues for the quarter. Reduction in traffic to two customers which are phasing out their rail-served operations accounted for a further reduction of 310 carloadings and $283,000 of freight revenue for the quarter. These losses were partially offset by increases in rail freight traffic from new and existing customers, although such traffic was generally at lower revenues per carloading than the traffic which was lost.

The decrease in non-freight operating revenues for the third quarter of 1999 is principally due to a decrease in demurrage revenue and in maintenance department billings. Such revenues can vary from period to period depending upon customer requirements.

The increase in container freight revenue is primarily the result of an increase in container traffic volume. Total intermodal containers handled increased by 2,135, or 13.6%, to 17,826 containers in the third quarter of 1999 from 15,691 containers in the third quarter of 1998. These increases result from new customers as well as increased volume from existing customers.

Operating Expenses:

Operating expenses increased $862,000, or 17.6%, to $5.8 million in the third quarter of 1999 from $4.9 million in the third quarter of 1998. Operating expenses as a percentage of operating revenues ("operating ratio") increased to 96.5% in the third quarter of 1999 from 76.5% in the third quarter of 1998. As detailed on the preceding table operating expenses have generally increased across the board. These include increased personnel costs and a decrease in costs capitalized in track construction projects, as previously discussed. As has been previously noted, the Company's operating expenses are relatively fixed in nature and therefore do not increase or decrease proportionately with variations in operating revenues.

Other Income:

Other income increased $1.1 million to $2.4 million in the third quarter of 1999 from $1.3 million in 1998. The increase results from gains from sales of fiber optics licenses and permanent easements. The amount of income realized by the Company from sales of properties and easements varies significantly from period to period.

Interest Expense:

The company had no interest expense in the third quarter of 1999 compared with $22,000 in the third quarter of 1998, as a result of the retirement of all its long and short-term debt in 1998.

Liquidity and Capital Resources
-------------------------------

During the first nine months of 1999 the Company expended approximately $3.8 million on rolling stock and other equipment. Included were expenditures of approximately $2.1 million for forty gondola railcars in January and approximately $820,000 for three used locomotives in March. The funds for these acquisitions were derived, primarily, from the Company's 1998 public stock offerings.

The Company has entered into a contract for the expansion of its equipment maintenance facilities in Worcester, Massachusetts in the amount of $1.8 million. Approximately $550,000 has been expended on this project through September 30, 1999. The Company anticipates that this project will be substantially complete by the end of the year. Proceeds from the Company's 1998 public stock offerings are being utilized to fund this construction project.

In management's opinion cash generated from operations during the remainder of 1999 will be sufficient to enable the Company to meet its operating expenses and capital expenditure requirements.

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

Due to the short periodic cycle of rail car movements, the exchange of data covers time periods where Year 2000 compliance is not a major factor and should not adversely affect the Company's ability to operate. The Company relies on waybills and car supply and revenue data generated by other railroads in the interchange of rail cars. The failure of these railroads to supply accurate data could disrupt the Company's operations. Railinc with whom the majority of these railroads interface electronically, began utilizing its newly upgraded Year 2000 compliant software for electronic data interchange on July 12, 1999. The Company has modified all of its related programs and is now fully compatible with the upgraded Railinc systems.

The Company's contingency plan, in the event other parties should be unable to provide Year 2000 compliant electronic data, is to revert to paper documentation from these parties. However, to the extent that customers, connecting carriers or other entities with which the Company has material relationships do not adequately address Year 2000 issues, the Company could experience payment delays and service disruptions which could materially adversely affect its operations.

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

Item  3.  Quantitative and Qualitative Disclosures  About  Market Risk
----------------------------------------------------------------------

Cash and Cash Equivalents

As of September 30, 1999, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement as of September 30, 1999. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

PART II - Other Information
---------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

       (b)No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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

                                     PROVIDENCE AND WORCESTER
                                      RAILROAD COMPANY



                                       By: /s/ Orville R. Harrold
                                         ------------------------------
                                         Orville R. Harrold, President


                                       By: /s/ Robert J. Easton
                                         -----------------------------
                                         Robert J. Easton
                                         Treasurer and Principal
                                         Financial Officer


DATED:  November 10, 1999