Form 10-K
period 1999-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2000-03-29
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 3, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $23,342,608. (For this purpose, all directors of the Registrant are considered affiliates.)

As of March 3, 2000, the Registrant had 4,281,280 shares of Common Stock outstanding.

Documents Incorporated by Reference -
-------------------------------------
None

Exhibit Index - Page IV-1.

                                     PART I

Item 1. Business
----------------

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

   The Company transports a wide variety of commodities for its customers, including construction aggregate, iron and steel products, chemicals, lumber, scrap metals, plastic resins, cement, processed foods and edible food stuffs, such as frozen foods, corn syrup and animal and vegetable oils. Its customers include The Dow Chemical Company, Exxon Corporation, Frito-Lay, Inc., General Dynamics Corporation, Getty Petroleum Marketing Inc., International Paper Company, Leggett & Platt, Incorporated, Mobil Oil Corporation, R.R. Donnelly & Sons and Tilcon Connecticut, Inc. In 1999, P&W transported approximately 30,000 carloads of freight and 60,000 intermodal containers. The Company also generates income through sales of properties, grants of easements and licenses and leases of land and tracks.

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

Industry Overview

 General

   Railroads are divided into three classes based on operating revenues: Class I, $259.4 million or more; Class II, $20.8 million to $259.4 million; and Class III, less than $20.8 million. As a result of mergers and consolidations, there are now only eight Class I railroads in the country. These large systems handle 91% of the nation's rail freight business.

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

   Generally, freight railroads handle two types of traffic: conventional carloads and intermodal containers used in the shipment of goods via more than one mode of transportation, e.g., by ship, rail and truck. By using a hub-and-spoke approach to shipping, multiple containers can be moved by rail to and from an intermodal terminal and then either delivered to their final destinations by truck or transferred to ship for export. Over the past decade, commodity shippers have increasingly turned to intermodal transportation principally as an alternative to long- haul trucking. The development of new intermodal technology, which allows containers to be moved by rail double stacked (i.e., stacked one on top of the other) in specially designed railcars, together with increasing highway traffic congestion and the shortage of long-haul truck drivers have contributed to this trend.

 Break Up of Conrail

    Pursuant to the approval of the United States Surface Transportation Board ("STB"), CSX Corporation ("CSX") and Norfolk Southern Railroad ("Norfolk Southern") jointly acquired Consolidated Rail Corporation ("Conrail") and split its assets between them on June 1, 1999. CSX acquired and now operates Conrail's New England facilities.

   The acquisition of Conrail and the division of its assets between CSX and Norfolk Southern resulted in service related delays and the temporary diversion of some conventional carloads of freight to trucks during the third and fourth quarters of 1999. Service, however, did improve during the fourth quarter of 1999 and the Company anticipates that these service related delays will be largely eliminated in the near future. Service issues notwithstanding, the Company believes that the acquisition of Conrail should create business opportunities as a result of longer Class I single line service on competitive routes, particularly between the Southeast and New England.

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

 Quonset/Davisville

   The State of Rhode Island has proposed the redevelopment of a 1,000 acre portion of the former Naval facility at Quonset/Davisville to a more active port and industrial park. This facility already houses a number of rail oriented industries and an auto port. Construction of a freight rail improvement project to provide additional track capacity and double stack clearance on the Northeast Corridor between Quonset/Davisville and the connection of the Corridor to the Company's main line at Central Falls, R.I is expected to commence in 2000 at a cost in excess of $120 million.

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

 Port of New Haven

   The State of Connecticut is in the process of rebuilding the Tomlinson Bridge in New Haven, which will provide rail access to the Port of New Haven. In conjunction with this project, the Company is working with the City of New Haven and area users of the rail systems to fund a design for the restoration of local street rail service directly to port properties. Completion of this project, which is scheduled for late 2002, will provide the Company with increased access to customers at the Port of New Haven.

Middletown/Hartford Line

   In cooperation with the state of Connecticut, the Company continues to pursue restoration of the rail line extending from Middletown to Hartford, Connecticut. This 11 mile segment has been out of service for many years. With a planned industrial park along this line and a new connection to other carriers in Hartford, the Company believes restoration of this line will present opportunities for revenue growth.

Railroad Operations

   The Company's rail freight system extends over approximately 545 miles of track. The Company interchanges freight traffic with CSX at Worcester, Massachusetts and at New Haven, Connecticut; with the Springfield Terminal Railway Company (formerly Boston and Maine Railroad) at Gardner, Massachusetts; with the New England Central Railroad (formerly Central Vermont Railway) at New London, Connecticut; and with the New York and Atlantic Railroad (formerly Long Island Railroad) at Fresh Pond Junction on Long Island. Through its connections, P&W links more than 80 communities on its lines. It operates four classification yards (areas containing tracks used to group freight cars destined for a particular industry or interchange), located in Worcester, Massachusetts, Cumberland, Rhode Island and Plainfield and New Haven, Connecticut.

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

 Customers

    The Company serves approximately 160 customers in Massachusetts, Rhode Island, Connecticut and New York. The Company's 10 largest customers account for roughly half of its operating revenues. In 1999, Tilcon Connecticut, Inc., which ships construction aggregate from three separate quarries on P&W's system to asphalt production plants in Connecticut and New York, accounted for approximately 13.2% of the Company's operating revenues. No other customer accounted for 10% or more of its total operating revenues in 1999.

 Markets

   The Company transports a wide variety of commodities for its customers. In 1999, chemicals and plastics and construction aggregate were the two largest commodity groups transported by the Company, constituting 41% and 17%, respectively, of conventional carload freight revenues. The following table summarizes the Company's conventional carload freight revenues by commodity group as a percentage of such revenues:

Commodity                              1999     1998     1997     1996     1995
---------                               ---      ---      ---      ---      ---
Chemicals and Plastics ............      41%      41%      42%      43%      44%
Construction Aggregate ............      17       17       20       18       18
Food and Agricultural .............      14       15       15       17       17
Forest and Paper Products .........      14       14       13       14       13
Scrap Metal and Waste .............       6        6        5        3        3
Other .............................       8        7        5        5        5
                                        ---      ---      ---      ---      ---
Total .............................     100%     100%     100%     100%     100%
                                        ===      ===      ===      ===      ===


 Sales and Marketing

   P&W's  sales  and  marketing  staff of four  people  has  nearly  50 years of combined experience in pricing and marketing railroad services. The sales and marketing staff focuses on understanding and addressing the raw material requirements and transportation needs of its existing customers and businesses on its lines. The staff grows existing business by maintaining close working relationships with both customers and connecting carriers. The sales and marketing staff strives to generate new business for the Company through (i) targeting companies already on P&W's rail lines but not currently using rail services, (ii) working with state and local development officials, developers and real estate brokers to encourage the development of industry on the Company's rail lines and (iii) identifying and targeting the non-rail transportation of goods into and out of the region in which the Company operates. Unlike many other regional and short-line railroads, the Company is able to offer its customers creative pricing and routing alternatives because of its multiple connections to other carriers.

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

 Rail Traffic

   Rail traffic is classified as on-line or overhead traffic. On- line traffic is traffic that originates or terminates with shippers located on a railroad. Overhead traffic passes from one connecting carrier to another and neither originates nor terminates with shippers located on a railroad. Presently, P&W is solely an on-line carrier but expects to provide overhead service in the future for certain rail traffic to and from Long Island.

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

 Employees

  As of January 1, 2000, the Company had 156 full-time employees, 119 of which were represented by three national railroad labor organizations. The Company's employees have been represented by unions since the Company commenced independent operations in 1973.

   The Company's initial agreement with the United Transportation Union covering the trainmen was unusual in the railroad industry since it provided the Company with discretion in determining crew sizes, eliminated craft distinctions and provided a guaranteed annual wage for a maximum number of hours worked. The Company's collective bargaining agreements have been in effect since February 1973 for trainmen, since May 1974 for clerical employees, dispatchers and police and since June 1974 for maintenance employees. These contracts do not expire but are subject to re-negotiation after the agreed-upon moratoriums. The moratorium periods are typically three to five years in length. The labor agreements may next be amended at July 1, 2004 for the United Transportation Union (trainmen), and July 1, 2000 for the Brotherhood of Railroad Signalmen (maintenance). The Company is currently engaged in negotiations with the Transportation Communications Union (clerical) to amend its agreement. The Company considers its employee and labor relations to be good.

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

   Certain rail competitors, including CSX and Norfolk Southern, are larger or better capitalized than the Company. While P&W believes the acquisition and division of Conrail will lead to expansion opportunities, the Conrail transaction may lead to increased competition with other freight railroads, particularly in Massachusetts, and efforts by CSX and Norfolk Southern to reduce revenue to connecting regional and short-line carriers.

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

Item 2. Properties
------------------

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

   Of the approximately 545 miles of the Company's system, 313 miles, or 57%, are located in Connecticut, 103 miles, or 19%, are located in Massachusetts, 102 miles, or 19%, are located in Rhode Island and 28 miles, or 5%, are located in New York.

 Rail Facilities

   P&W owns land and a building with approximately 69,500 square feet of floor space in Worcester, Massachusetts. The building houses the Company's executive and administrative offices and some of the Company's storage space. Approximately 2,100 square feet are leased to an outside tenant.

   The Company owns and operates three principal classification yards located in Worcester, Massachusetts, Cumberland, Rhode Island and Plainfield, Connecticut and also operates a classification yard in New Haven, Connecticut. In addition, the Company has maintenance facilities in Plainfield and Worcester. The Company has substantially completed an expansion of its primary locomotive and rail car maintenance and repair facility in Worcester, MA. This approximately $1.8 million expansion will increase capacity and productivity and enable the Company to accept contract work for other railroads and customers. In addition, the Company has upgraded its Plainfield, CT equipment maintenance facility to include a modern paint shop. P&W believes that its executive and administrative office facilities, classification yards and maintenance facilities are adequate to support its current level of operations.

 Other Properties

   The Company owns or has the right to use a total of approximately 130 acres of real estate located along the principal railroad lines from downtown Providence through Pawtucket, Rhode Island. Of this amount, P&W owns approximately eight acres in Pawtucket and has a perpetual easement for railroad purposes over the remaining 122 acres.

   The Company has invested nearly $12 million in the development of the South Quay, which is adjacent to 12 acres of land owned by the Company. This investment has resulted in the creation of approximately 33 acres of waterfront land. See "Item 3 Legal Proceedings."

   P&W actively manages its real estate assets in order to maximize revenues. The income from property management is derived from sales and leasing of properties and tracks and grants of easements to government agencies, utility companies and other parties for the installation of overhead or underground cables, pipelines and transmission wires as well as recreational uses such as bike paths.

 Rolling Stock

   The following schedule sets forth the rolling stock owned by the Company as of December 31, 1999:

Description                                                          Number
-----------                                                          ------
Locomotive .........................................................   31
Gondola ............................................................   77
Flat Car ...........................................................    4
Ballast Car ........................................................   30
Passenger Equipment ................................................    5
Caboose ............................................................    2
                                                                      ---
     Total .........................................................  149
                                                                      ===

   The 31 diesel electric locomotives are used on a daily basis, are maintained to a high standard, comply with all FRA and Association of American Railroads rules and regulations and are adequate for the needs of the Company's freight operations. The gondolas and flat cars are considered modern rail cars and are used by certain P&W customers. Other rail freight customers use their own freight cars or obtain such equipment from other sources. The ballast cars are used in track maintenance. From time to time, the Company has leased ballast cars to other adjoining railroads. The passenger equipment and cabooses are not utilized in P&W's rail freight operations but are used on an occasional basis for Company functions, excursions and charter trips.

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

   The Company maintains a modern fleet of track maintenance equipment and aggressively pursues available opportunities to work with federal and state agencies for the rehabilitation of bridges, grade crossings and track. The Company's locomotives are equipped with the cab signal technology necessary for operations on the Northeast Corridor and will be equipped with automatic civil speed enforcement systems which will be required upon the introduction of high speed passenger service on the Northeast Corridor scheduled for the late fall of 2000.

Item 3. Legal Proceedings
-------------------------

   In 1995 the Company entered into a settlement agreement with Bestfoods (formerly CPC International, Inc.) resolving an environmental claim against the Company, arising out of a 1974 rail car incident. Pursuant to the settlement agreement, the Company paid Bestfoods $990,000 in common stock of the Company and cash. The Company and Bestfoods agreed that in the event Bestfoods recovered proceeds from its insurance carrier for the costs of remediation of the involved site, the Company would be entitled to 10% of Bestfoods' net recovery after deduction of litigation expenses. In 1997, Bestfoods obtained a judgement in its favor from its insurance carrier for over $18 million (which amount included approximately $5 million of prejudgment interest) as well as an order that obligates the insurance carrier to reimburse Bestfoods for future remediation expenses. The insurance carrier's appeal of this judgement was unsuccessful and it paid the $18 million judgement to Bestfoods. In July 1998, Bestfoods paid $1 million to the Company as an interim payment of the Company's 10% recovery pending final resolution of amounts to be paid to Bestfoods by its insurance carrier. In September 1999, Bestfoods and the insurance carrier entered into a final settlement agreement. In December 1999 the Company received $947,000 in final payment of its 10% share of the recovery net of litigation expenses.

   In April 1999, the Rhode Island Supreme Court confirmed the Company's fee simple absolute ownership of a 33 acre waterfront property located in East Providence (the "South Quay"). The South Quay was developed by the Company to capitalize on the growth of intermodal transportation, utilizing rail, water and highway connections. The property has excellent highway access (1/2 mile from I-195), direct rail access and is adjacent to a 12 acre parcel also owned by the Company. In January 2000, the Rhode Island Superior Court confirmed the Company's fee simple absolute ownership of the 12 acre parcel.

  In July 1999 the Company engaged Cushman & Wakefield to provide real estate advisory and marketing services for the South Quay and the adjacent 12 acre parcel. In addition, the Rhode Island Department of Transportation contracted for engineering services to complete roadway improvements for vehicular access to the South Quay from the interstate highway system. The project is expected to be completed by 2002. The Company believes its costs in developing the South quay will be fully recovered from future development of the property and associated rail freight revenues, as well as possible port charges such as wharfage, dockage and storage.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

  Not applicable.

                                     Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
----------------------------------------------------------------------------

                 PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

The Common Stock is quoted on the American Stock Exchange ("AMEX") under the trading symbol "PWX". Prior to March 5, 1997, the Common Stock was traded on The Nasdaq National Market ("NNM") under the symbol "PWRR". The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported on the AMEX. Also included are dividends paid per share of Preferred Stock and Common Stock during these quarterly periods.

                                     Common Stock
                                     ------------
                                     Trading Prices         Dividends Paid
                                     --------------         --------------
                                   High          Low      Preferred    Common
                                   ----          ---      ---------    ------

1999
First Quarter .............        12 7/8       10 1/2       $5.00    $.03
Second Quarter ............        14 5/8       10 5/8        -0-      .04
Third Quarter .............        14 1/4       10 5/8        -0-      .04
Fourth Quarter ............        10 3/4        7 5/8        -0-      .04

1998
First Quarter .............        18 7/8       14 1/2       $5.00    $.03
Second Quarter ............        17           14 1/4        -0-      .03
Third Quarter .............        17           11 1/4        -0-      .03
Fourth Quarter ............        13 3/8       10 1/4        -0-      .03


As of March 3, 2000, there were approximately 731 holders of record of the Company's Common Stock.

At a meeting of the Board of Directors held January 28, 1998, the Board modified the Company's dividend policy to pay dividends on the Common Stock quarterly. The declaration of cash dividends on the Common Stock will be at the discretion of the Board of Directors based on the Company's earnings, financial condition, capital requirements and other relevant factors and restrictions.

In the second quarter of 1999, the Company declared a quarterly dividend of $.04 per share on the outstanding Common Stock which represented a 33.3% increase over the previous declared dividend.

Item 6. Selected Financial Data
-------------------------------

  The selected financial data set forth below has been derived from audited financial statements. The data should be read in conjunction with the Company's audited financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other information included elsewhere in this annual report.

                                           Years Ended December 31,
                                1999      1998       1997       1996      1995
                             -------   -------    -------    -------   -------
                                  (in thousands, except per share amounts)
Income Statement Data:
Operating revenues .......   $21,871   $22,738   $ 22,083    $19,456 $  19,778
Operating expenses .......    21,129    20,036     18,333     17,714    17,677
                             -------   -------    -------    -------   -------
Income from operations ...       742     2,702      3,750      1,742     2,101
Other income .............     3,974     4,156        638      1,660       581
Interest expense .........      --        (495)    (1,358)    (1,371)   (1,175)
                             -------   -------    -------    -------   -------
Income before income taxes
 and extraordinary item ..     4,716     6,363      3,030      2,031     1,507
Provision for income taxes     1,690     2,360      1,100        780       590
                             -------   -------    -------    -------   -------
Net income before
 extraordinary item ......     3,026     4,003      1,930      1,251       917
Extraordinary loss from
 early extinguishment of
 debt, net of income tax
 benefit .................      --         219       --         --        --
                             -------   -------    -------    -------   -------
Net income ...............     3,026     3,784      1,930      1,251       917
Preferred Stock dividend .         3         3          3          3         3
                             -------   -------    -------    -------   -------

Net income available to
 common shareholders .....   $ 3,023   $ 3,781     $1,927     $1,248     $ 914
                             =======   =======    =======    =======   =======
Basic income per common
 share (a) ...............   $   .71   $  1.13    $  0.87    $  0.57   $  0.45
                             =======   =======    =======    =======   =======
Diluted income per common
 share (a) ...............   $   .70   $  1.10    $  0.81    $  0.54   $  0.43
                             =======   =======    =======    =======   =======
Weighted average
 shares--basic ...........     4,260     3,352      2,209      2,178     2,043
                             =======   =======    =======    =======   =======
Weighted average
 shares--diluted .........     4,334     3,433      2,489      2,461     2,136
                             =======   =======    =======    =======   =======
Cash dividends declared on
 Common Stock ............   $   640   $   402    $   267    $   218   $   205
                             =======   =======    =======    =======   =======


                                                December 31,
                               1999      1998       1997       1996      1995
                             -------   -------    -------    -------   -------
Balance Sheet Data:
Total assets ............... $86,371   $84,594    $71,212    $68,491  $ 68,012
Short-term debt ............      --        --      2,281      2,117       612
Long-term debt, less current
 portion ...................      --        --     11,916     12,131    12,977
Shareholders' equity .......  66,683    63,709     38,038     36,061    34,455

  (a) The income per share amounts for 1998 are stated net of a loss of $.06 per share attributable to the extraordinary item.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
     of Operations
     -------------

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

The Company generates operating revenues primarily from the movement of freight in both conventional freight cars and in intermodal containers on flat cars over its rail lines. Freight revenues are recorded at the time delivery is made to the customer or the connecting carrier. Modest non-freight operating revenues are derived from demurrage, switching, weighing, special train and other transportation services as well as from services rendered to freight customers and other outside parties by the Company's Maintenance of Way, Communications & Signals, and Maintenance of Equipment Departments. Operating revenues also include amortization of deferred grant income.

The Company's operating expenses consist of salaries and wages and related payroll taxes and employee benefits, depreciation and amortization, insurance and casualty claim expense, diesel fuel, car hire, property taxes, materials and supplies, purchased services and other expenses. Many of the Company's operating expenses are of a relatively fixed nature and do not increase or decrease proportionately with increases or decreases in operating revenues unless the Company's management were to take specific actions to restructure the Company's operations.

When comparing the Company's results of operations from one year to another, the following factors should be taken into consideration. First, the Company has historically experienced fluctuations in operating revenues and expenses due to unpredictable events such as one-time freight moves and customer plant expansions and shut-downs. Second, the Company's freight volumes are susceptible to increases and decreases due to changes in international, national and regional economic conditions. Third, the volume of capitalized track or recollectable projects performed by the Company's Maintenance of Way and Communications & Signals Departments can vary significantly from year to year thereby impacting total operating expenses.

The Company also generates income through sales of properties, grants of easements and licenses, and leases of land and tracks. Income or loss from sale, condemnation and disposal of property and equipment and grants of easements is recorded at the time the transaction is consummated and collectibility is assured. This income varies significantly from year to year

One of the Company's customers, Tilcon Connecticut, Inc., which ships construction aggregate from three separate quarries on the Company's system to asphalt production plants in Connecticut and New York, accounted for approximately 13.2%, 13.4% and 15.1% of its operating revenues in 1999, 1998 and 1997, respectively. The Company does not believe that this customer will cease to be a rail shipper or will significantly decrease its freight volume in the foreseeable future. In the event that this customer should cease or significantly reduce its rail freight operations, management believes that the Company could restructure its operations to reduce operating costs by an amount sufficient to offset the decrease in operating revenues.

Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                                              Years Ended December 31,
                                   -------------------------------------------
                                       1999           1998            1997
                                   ------------   ------------    ------------
                                         (in thousands, except percentages)
Freight Revenues:
 Conventional carloads ........   $18,006   82.3% $19,031  83.7% $19,001   86.0%
 Containers ...................     2,384   10.9    2,132   9.4    1,675    7.6
Non-Freight Operating Revenues:
 Transportation services ......       560    2.6      640   2.8      632    2.9
 Other ........................       921    4.2      935   4.1      775    3.5
                                  -------   ----  ------- -----  -------  -----
  Total .......................   $21,871  100.0% $22,738 100.0% $22,083  100.0%
                                  =======  =====  ======= =====  =======  =====

The following table sets forth conventional carload freight revenues by commodity group in dollars and as a percentage of such revenues:

                                                Years Ended December 31,
                                   -------------------------------------------
                                       1999           1998            1997
                                   ------------   ------------    ------------
                                         (in thousands, except percentages)
Chemicals and plastics .......    $ 7,363   40.9% $ 7,813  41.1% $ 8,000   42.1%
Construction aggregate .......      3,101   17.2    3,239  17.0    3,762   19.8
Food and agricultural products      2,481   13.8    2,904  15.3    2,831   14.9
Forest and paper products ....      2,477   13.8    2,730  14.3    2,546   13.4
Scrap metal and waste ........      1,176    6.5    1,074   5.6      969    5.1
Other ........................      1,408    7.8    1,271   6.7      893    4.7
                                  -------   ----  ------- -----  -------  -----
  Total ......................    $18,006  100.0% $19,031 100.0% $19,001  100.0%
                                  =======  =====  ======= =====  =======  =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                              Years Ended December 31,
                                   -------------------------------------------
                                       1999           1998            1997
                                   ------------   ------------    ------------
                                         (in thousands, except percentages)
Salaries, wages, payroll taxes
 and employee benefits .......    $12,328   56.4% $11,587  51.0% $11,023   49.9%
Casualties and insurance .....        755    3.4      745   3.3      572    2.6
Depreciation and amortization       2,517   11.5    2,225   9.8    2,054    9.3
Diesel fuel ..................        798    3.6      658   2.9      708    3.2
Car hire, net ................        546    2.5      672   2.9      598    2.7
Purchased services, including
 legal and professional fees .      2,183   10.0    1,868   8.2    1,762    8.0
Repairs and maintenance of
 equipment ...................      1,130    5.2    1,007   4.4      943    4.3
Track and signal materials ...      2,091    9.6    1,666   7.3    1,866    8.4
Other materials and supplies .      1,175    5.4    1,113   4.9    1,012    4.6
Other ........................      1,672    7.6    1,572   6.9    1,325    6.0
                                  -------   ----  ------- -----  -------  -----
 Total .......................     25,195  115.2   23,113 101.6   21,863   99.0
 Less capitalized and
  recovered costs ............      4,066   18.6    3,077  13.5    3,530   16.0
                                  -------   ----  ------- -----  -------  -----
  Total ......................    $21,129   96.6% $20,036  88.1% $18,333   83.0%
                                  =======  =====  ======= =====  =======  =====

Year ended December 31, 1999 Compared to Year Ended December 31, 1998

Operating Revenues

Operating revenues decreased $867,000, or 3.8% to $21.9 million in 1999 from $22.7 million in 1998. This decrease was comprised of a $1.0 million (5.4%) decrease in conventional freight revenue, and a $94,000 (6.0%) decrease in non-freight operating revenues partially offset by a $252,000 (11.8%) increase in net container freight revenues.

The decrease in conventional freight revenues is attributable to a decrease in traffic volume and to a decrease in the average revenue received per conventional car-loading of 3.7%. The Company's conventional freight carloadings decreased by 549, or 1.8%, to 29,933 in 1999 from 30,482 in 1998.

On June 1, 1999 the rail lines and operations of Consolidated Rail Corporation ("Conrail"), with which the Company has historically interchanged the majority of its rail freight traffic, were split between CSX Corporation and Norfolk Southern Railroad. The Company estimates that delays and other service problems attributable to this split-up accounted for a traffic reduction of nearly 700 carloadings which were diverted to truck. The Company believes that most of this traffic will be returned to rail once the service problems related to the Conrail split-up have been overcome. While the situation has improved, service problems still remained as of the end of 1999. During 1999, two of the Company's rail-freight customers continued to phase out operations which utilized the Company's rail-freight services. Reduced traffic to these two customers accounted for a reduction of approximately 890 carloadings during the year. It is anticipated that these two customers will complete the phase-out of their rail-freight served operations over the next year or two.

The Company did experience increased rail-freight traffic from several new customers and from certain existing customers which partially offset the traffic declines discussed above. The reduction in the average revenue received per conventional carloading, between years, is largely attributable to a change in the mix of freight hauled toward lower revenue commodities. Management believes that the average freight received per carloading should increase in the future as freight, temporarily lost to Conrail split-up related service problems, returns to the railroads.

The increase in container freight revenue was primarily the result of increased container traffic volume. Total intermodal containers handled increased by 6,098, or 11.3% to 59,921 containers in 1999 from 53,823 containers in 1998. The average revenue received per intermodal container increased by approximately .5% due to rate increases attributable to increases in certain railroad industry cost indices. The increases in container traffic volume results from both new customers and increased volume from existing customers.

The decrease in non-freight operating revenues is attributable to decreases in billings for demurrage, secondary switching and other transportation related services. Such revenues can vary from year to year depending upon traffic volumes and customer requirements.

Operating Expenses

Operating expenses increased $1.1 million, or 5.5%, to $21.1 million in 1999 from $20.0 million in 1998. Operating expenses as a percentage of operating revenues ("operating ratio") increased to 96.6% in 1999 from 88.1% in 1998. While operating expenses have risen generally across the board, the most significant increase was in the area of salaries, wages, payroll taxes and employee benefits which increased $741,000, or 6.4%, to $12.3 million in 1999 from $11.6 million in 1998. This increase results from additional employees hired throughout 1998, increases in the average rates of pay due to semi-annual cost of living adjustments and pay rate increases mandated by union contracts and from higher costs of payroll taxes and employee health and welfare benefits. In addition the amount expended for diesel fuel increased by $140,000, or 21.3%, between years due to the increased cost of petroleum products, and depreciation and amortization expense increased by $292,000 or 13.1% as a result of recent additions to property and equipment and amortization of goodwill related to the 1998 acquisition of Connecticut Central Railroad Company.

Other Income

Other income decreased by $182,000, or 4.4% to $4.0 million in 1999 from $4.2 million in 1998. The principal items of income in this category for 1999 were $2.1 million derived from the sale of long-term fiber optics cable licenses and

$947,000 related to the recovery of the portion of an environmental claim paid by the Company in prior years.

Interest Expense

The Company had no interest expense in 1999 compared with $495,000 of interest expense in 1998. This decrease resulted from the Company utilizing a portion of the net proceeds of its 1998 public stock offerings and other income to retire all of its long and short-term debt.

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

Operating Expenses

Operating expenses increased $1.7 million, or 9.3%, to $20.0 million in 1998 from $18.3 million in 1997. Operating expenses as a percentage of operating revenues ("operating ratio") increased to 88.1% in 1998 from 83.0% in 1997. The increase in operating expenses is primarily attributable to a number of factors among which are the following:

   o The number of employees on the Company's payroll increased during 1998 from 147 to 154.

   o Profit sharing expense for 1998 increased by $88,000 to $425,000 from $337,000 in 1997. The increase is attributable to the substantial increase in other non-operating income generated in 1998.

   o Total capitalized track expense and recovered costs for 1998 totaled $3.1 million, a $453,000 decrease from 1997, when such costs amounted to $3.5 million.

   o Casualties and insurance expense increased by $173,000 to $745,000 in 1998 from $572,000 in 1997. Casualty loss expense in 1998 accounted for $111,000 of this increase since no casualty loss expense was incurred in 1997.

   o Depreciation and amortization expense increased by $171,000 to $2.2 million in 1998 from $2.1 million in 1997. This increase is attributable to significant additions to property and equipment during 1997 and 1998 and to amortization of goodwill related to the acquisition of Connecticut Central Railroad Company in April 1998.

   o Net car hire expense increased by $74,000 from $598,000 in 1997 to $672,000 in 1998. This increase is attributable to the increase in inbound freight shipments experienced during the year but has been more than offset by demurrage revenues received from inbound freight customers.

Other Income

Other income increased $3.5 million to $4.2 million in 1998 from $638,000 in 1997. This increase is due primarily to an increase in gains from the sales of property and easements, principally $2.3 million derived from the sale of fiber optics cable licenses. In addition the Company received $1.0 million in 1998 as an interim payment relating to the recovery of the portion of an environmental claim paid by the Company in prior years.

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

Liquidity and Capital Resources

The Company has historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds to finance acquisitions and equipment needs, primarily rolling stock. The company generated $2.4 million, $2.3 million and $3.5 million of cash from operations in 1999, 1998 and 1997, respectively. The company's total cash and cash equivalents decreased by $2.7 million in 1999, increased by $6.8 million in 1998, and decreased by $167,000 in 1997. The principal utilization of cash during the three year period was for expenditures for property and equipment acquisitions, principal payments on long-term debt obligations, reduction of current liabilities and payment of dividends.

During 1999, 1998 and 1997 the Company generated $2.3 million, $3.0 million and $230,000, respectively from the sales and disposals of properties not considered essential for railroad operations and from the granting of easements and licenses. Included in these amounts are $2.1 million in 1999 and $2.3 million in 1998 generated from sales of fiber optics cable licenses. In addition, the Company received $947,000 in 1999 and $1.0 million in 1998 from Bestfoods as payment of the Company's 10% recovery due from Bestfoods relating to Bestfoods' recovery from its insurance carrier for the portion of an environmental claim paid by the Company in previous years. The Company holds various properties which could be made available for sale, lease or grants of easements and licenses. Revenues from sales of properties, easements and licenses can vary significantly from year to year.

The Company completed secondary public offerings of 1,000,000 newly issued shares of its common stock in March 1998 and 750,000 shares in October 1998. Net proceeds from these offerings totaled $20.1 million. These funds, along with proceeds from sales of properties, easements and licenses, were utilized to retire all of the Company's long and short-term borrowings, for acquisitions of equipment and to expand the Company's Worcester MA maintenance facility. The
Company intends to utilize the remaining proceeds from these offerings for general corporate purposes including the possible acquisition of other connecting railroads, rail lines and trackage rights, equipment additions, and infrastructure improvements.

In June 1999, the Company's principal bank renewed the Company's $2.0 million revolving line of credit for a two year period through June 1, 2001. Borrowings under this line are unsecured and bear interest at either the prime rate or one and one half per cent over either the one or three month London Interbank Offered Rates. The Company does not pay any commitment fee on this line. The Company had no advances against the line of credit during 1999.

During 1999 the Company expended $3.9 million on rolling stock and other equipment. Included were expenditures of $2.1 million for forty new gondola railcars in January and $820,000 for three used locomotives in March.

The Company entered into a contract in 1999 for the expansion of its equipment maintenance facilities in Worcester, Massachusetts in the amount of $1.8 million. This project was substantially completed in 1999 with approximately $115,000 of costs remaining to complete the project in 2000.

Substantially all of the mainline track owned by the Company meets FRA Class 3 standards (permitting freight train speeds of 40 miles per hour), and the Company intends to continue to maintain this track at this level. The Company expended $2.5 million, $3.0 million and $2.5 million for track structure and bridge improvements in 1999, 1998 and 1997, respectively. Deferred grant income of $405,000 in 1999, $144,000 in 1998 and $935,000 in 1997 financed a portion of these improvements. In addition, the Company received approximately $850,000 of grant proceeds in 1999 and 1997 to purchase track materials for a track improvement project in Massachusetts commenced in 1997, which the Company expects to complete by 2000. The track materials were purchased during 1997 and 1999 and are included in "materials and supplies" on the accompanying balance sheets. Management estimates that approximately $2.5 million of improvements to the Company's track structure and bridges will be made in 2000, provided that sufficient funds, including grant proceeds, are available. Improvements to the Company's track structure are made, for the most part, by the Company's Maintenance of Way Department personnel.

In 1999, the Company paid dividends in the amount of $5.00 per share, aggregating $3,000, on its outstanding noncumulative Preferred Stock and $0.15 per share aggregating $640,000, on its outstanding Common Stock. Continued payment of such dividends is contingent upon the Company's continuing to have the necessary financial resources available.

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

Recent Accounting Pronouncement

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

Cash and Cash Equivalents

As of December 31, 1999, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at December 31, 1999. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                          INDEX TO FINANCIAL STATEMENTS

                                                         Page

Independent Auditors' Report .........................   II-10

Balance Sheets as of December 31, 1999 and 1998 ......   II-11

Statements of Income for the Years Ended December 31,
 1999, 1998 and 1997 .................................   II-12

Statements of Shareholders' Equity for the Years Ended
 December 31, 1999, 1998 and 1997 ....................   II-13

Statements of Cash Flows for the Years Ended
 December 31, 1999, 1998 and 1997 ....................   II-14

Notes to Financial Statements ........................   II-15

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
 Shareholders of Providence and
 Worcester Railroad Company

We have audited the accompanying balance sheets of Providence and Worcester Railroad Company as of December 31, 1999 and 1998, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Worcester, Massachusetts
March 3, 2000

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)

                                                                 December 31,
                                                               1999        1998
                                                             -------     -------
ASSETS
Current Assets:
 Cash and equivalents ..................................     $ 4,626     $ 7,294
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 1999 and 1998 ...........       3,251       2,806
 Materials and supplies ................................       2,107       1,810
 Prepaid expenses and other ............................         181         568
 Deferred income taxes .................................          58          55
                                                             -------     -------
  Total Current Assets .................................      10,223      12,533

Property and Equipment, net ............................      64,156      60,050
Land Held for Development ..............................      11,851      11,845
Goodwill, net ..........................................         141         166
                                                             -------     -------

Total Assets ...........................................     $86,371     $84,594
                                                             =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ......................................     $ 2,347     $ 4,046
 Accrued expenses ......................................         650         709
                                                             -------     -------
  Total Current Liabilities ............................       2,997       4,755
                                                             -------     -------

Profit-Sharing Plan Contribution .......................         400         425
                                                             -------     -------

Deferred Grant Income ..................................       7,421       6,928
                                                             -------     -------

Deferred Income Taxes ..................................       8,870       8,777
                                                             -------     -------

Commitments and Contingencies

Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding 647
  shares in 1999 and 1998 ..............................          32          32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,281,280 shares in 1999 and 4,228,131 shares
  in 1998 ..............................................       2,141       2,114
 Additional paid-in capital ............................      28,519      27,955
 Retained earnings .....................................      35,991      33,608
                                                             -------     -------
  Total Shareholders' Equity ...........................      66,683      63,709
                                                             -------     -------

Total Liabilities and Shareholders' Equity .............     $86,371     $84,594
                                                             =======     =======

               The accompanying notes are an integral part of the
                              financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)

                                                     Years Ended December 31,
                                                   1999       1998        1997
                                                --------   --------    --------
Operating Revenues - Freight and Non-Freight    $ 21,871   $ 22,738    $ 22,083
                                                --------   --------    --------
Operating Expenses:
  Maintenance of way and structures .........      3,526      3,593       3,035
  Maintenance of equipment ..................      2,269      2,063       1,874
  Transportation ............................      5,784      5,244       4,987
  General and administrative ................      4,211      4,103       3,764
  Depreciation ..............................      2,409      2,192       2,054
  Taxes, other than income taxes ............      2,384      2,169       2,021
  Car hire, net .............................        546        672         598
                                                --------   --------    --------
   Total Operating Expenses .................     21,129     20,036      18,333
                                                --------   --------    --------

Income from Operations ......................        742      2,702       3,750
                                                --------   --------    --------

Other Income ................................      3,974      4,156         638
                                                --------   --------    --------
Interest Expense:
  Capital Properties, Inc. ..................       --          (99)       (410)
  Other .....................................       --         (396)       (948)
                                                --------   --------    --------
   Total Interest Expense ...................       --         (495)     (1,358)
                                                --------   --------    --------

Income before Income Taxes and Extraordinary
 Item .......................................      4,716      6,363       3,030

Provision for Income Taxes ..................      1,690      2,360       1,100
                                                --------   --------    --------

Income before Extraordinary Item ............      3,026      4,003       1,930

Extraordinary Loss from Early Extinguishment
 of Debt, Net of Income Tax Benefit .........       --          219        --
                                                --------   --------    --------

Net Income ..................................      3,026      3,784       1,930

Preferred Stock Dividends ...................          3          3           3
                                                --------   --------    --------

Net Income Available to Common Shareholders .   $  3,023   $  3,781    $  1,927
                                                ========   ========    ========

Basic Income Per Common Share:
 Income before Extraordinary Item ...........   $    .71   $   1.19    $    .87
 Extraordinary Item .........................       --         (.06)       --
                                                --------   --------    --------
 Net Income .................................   $    .71   $   1.13    $    .87
                                                ========   ========    ========

Diluted Income Per Common Share:
 Income before Extraordinary Item ...........   $    .70   $   1.16    $    .81
 Extraordinary Item .........................       --         (.06)       --
                                                --------   --------    --------
Net Income ..................................   $    .70   $   1.10    $    .81
                                                ========   ========    ========

               The accompanying notes are an integral part of the
                              financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in Thousands Except Per Share Amounts)

                                 Years Ended December 31, 1999, 1998, and 1997
                                                   Additional       Total Share-
                              Preferred  Common     Paid-in   Retained  holders'
                                 Stock    Stock     Capital   Earnings   Equity
                                -------  -------   -------    -------   -------
Balance, January 1, 1997 ....   $    33  $ 1,094   $ 6,365    $ 28,569  $36,061

Issuance of 22,550 common
 shares to fund the Company's
 1996 profit sharing plan
 contribution ...............                 11      215                   226
Issuance of 11,139 common
 shares for stock options
 exercised, employee stock
 purchases and other ........                  6       85                    91
Dividends paid:
 Preferred stock, $5.00 per
  share .....................                                      (3)       (3)
 Common stock, $.12 per share                                    (267)     (267)
Net income for the year .....                                   1,930     1,930
                                -------  -------   -------    -------   -------
Balance, December 31, 1997 ..        33    1,111     6,665     30,229    38,038

Issuance of 22,156 common
 shares to fund the Company's
 1997 profit sharing plan
 contribution ...............                 11       326                  337
Issuance of 9,828 common
 shares for stock options
 exercised, employee stock
 purchases and other ........                  5        91                   96
Issuance of 1,750,000 common
 shares for underwritten
 public stock offerings (net
 of expenses of $2,538) .....                875    19,181               20,056
Issuance of 200,000 common
 shares for stock purchase
 warrants exercised .........                100     1,320                1,420
Issuance of 23,614 common
 shares for the acquisition
 of Conn Central ............                 11       372                  383
Conversion of 6 preferred
 shares into 600 common
 shares .....................        (1)       1
Dividends:
 Preferred stock, $5.00 per
  share .....................                                      (3)       (3)
 Common stock, $.12 per share                                    (402)     (402)
Net income for the year .....                                   3,784     3,784
                                -------  -------   -------    -------   -------
Balance, December 31, 1998 ..        32    2,114    27,955     33,608    63,709

Issuance of 31,095 common
 shares to fund the Company's
 1998 profit sharing plan
 contribution ...............                 16       369                  385
Issuance of 14,554 common
 shares for stock options
 exercised, employee stock
 purchases  and other .......                  7       117                  124
Issuance of 7,500 additional
 common shares for the
 Company's 1998 acquisition
 of Conn Central ............                  4        78                   82
Dividends paid:
 Preferred stock, $5.00 per
  share .....................                                      (3)       (3)
 Common stock, $.15 per share                                    (640)     (640)
Net income for the year .....                                   3,026     3,026
                                -------  -------   -------    -------   -------
Balance, December 31, 1999 ..   $    32  $ 2,141   $28,519   $ 35,991   $66,683
                                =======  =======   =======    =======   =======

               The accompanying notes are an integral part of the
                              financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                    Years Ended December 31,
                                                  1999        1998        1997
                                               --------    --------    --------
Cash Flows from Operating Activities:
 Net income ................................   $  3,026    $  3,784    $  1,930
 Adjustments to reconcile net income to net
  cash flows from operating activities:
   Depreciation and amortization ...........      2,517       2,225       2,054
   Amortization of deferred grant income ...       (171)       (161)       (149)
   Profit-sharing plan contribution to be
     funded with common stock ..............        360         425         337
   Gains from sale, condemnation and
     disposal of property and equipment, and
     easements, net ........................     (2,353)     (2,561)       (157)
   Gain from recovery of environmental claim       (947)     (1,000)
   Deferred income taxes ...................         90         245         260
   Other, net ..............................         59          74          65
   Increase (decrease) in cash and
     equivalents from:
     Accounts receivable ...................       (225)       (504)        217
     Materials and supplies ................       (297)        276      (1,065)
     Prepaid expenses and other ............        387        (401)        (46)
     Accounts payable and accrued expenses .        (93)        (94)         85
                                               --------    --------    --------
 Net cash flows from operating activities ..      2,353       2,308       3,531
                                               --------    --------    --------
Cash Flows from Investing Activities:
 Purchase of property and equipment ........     (8,295)     (6,751)     (5,160)
 Proceeds from sale and condemnation of
  property and equipment, and easements ....      2,333       2,996         230
 Proceeds from recovery of environmental
  claim ....................................        947       1,000
 Proceeds from deferred grant income .......        518         203       1,475
                                               --------    --------    --------
 Net cash flows used by investing activities     (4,497)     (2,552)     (3,455)
                                               --------    --------    --------
Cash Flows from Financing Activities:
 Net payments under line of credit .........       --        (1,350)        (90)
 Payments of long-term debt ................       --       (11,491)       (699)
 Dividends paid ............................       (643)       (405)       (270)
 Proceeds from long-term debt ..............       --          --           730
 Net proceeds from public offerings of
  common stock .............................       --        20,056        --
 Issuance of common shares for stock options
  exercised, employee stock purchases and
  cash acquired in acquisition of subsidiary        119         209          86
                                               --------    --------    --------
 Net cash flows from (used by) financing
  activities ...............................       (524)      7,019        (243)
                                               --------    --------    --------
Increase (Decrease) in Cash and Equivalents      (2,668)      6,775        (167)
Cash and Equivalents, Beginning of Year ....      7,294         519         686
                                               --------    --------    --------
Cash and Equivalents, End of Year ..........   $  4,626    $  7,294    $    519
                                               ========    ========    ========

Supplemental Disclosures:
 Cash paid during year for:
  Interest .................................   $   --      $    493    $  1,328
                                               ========    ========    ========
  Income taxes .............................   $  1,263    $  2,342    $    873
                                               ========    ========    ========

               The accompanying notes are an integral part of the
                              financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999,  1998, and 1997
(Dollars in Thousands  Except Per Share Amounts)

1.   Description of Business and Summary of Significant Accounting Policies

     Description of Business
     -----------------------

     Providence and Worcester Railroad Company (The "Company") is an interstate freight carrier conducting railroad operations in Massachusetts, Rhode Island, Connecticut and New York. Through its connecting carriers, it services customers located throughout North America.

     One customer accounted for approximately 13.2%, 13.4% and 15.1% of the Company's operating revenues in 1999, 1998 and 1997, respectively.

     Cash and Equivalents
     --------------------

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents for purposes of classification in the balance sheets and statements of cash flows. Cash equivalents are stated at cost, which approximates fair market value.

     Materials and Supplies
     ----------------------

     Materials and supplies, which consist of items for the improvement and maintenance of track structure and equipment, are stated at cost, determined on a first-in, first-out basis, and are charged to expense or added to the cost of property and equipment when used.

     Property and Equipment
     ----------------------

     Property and equipment, including land held for development, is stated at historical cost (including self-construction costs). Acquired railroad property is recorded at the purchased cost. Major renewals or betterments are capitalized while routine maintenance and repairs, which do not improve or extend asset lives, are charged to expense when incurred. Gains or losses on sales or other dispositions are credited or charged to income. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

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

     Goodwill
     --------

     Goodwill is being amortized on a straight-line basis over a period of three years.

     Deferred Grant Income
     ---------------------

     The Company has availed itself of various federal and state programs administered by the states of Connecticut, Massachusetts and Rhode Island for reimbursement of expenditures for capital improvements. In order to receive reimbursement, the Company must submit requests for the projects, including cost estimates. The Company receives from 70% to 100% of the costs of such projects, which have included bridges, track structure and public improvements. To the extent that such grant proceeds are used for capital improvements to bridges and track structure, they are recorded as deferred grant income and amortized into operating revenues on a straight-line basis over the estimated useful lives of the related improvements ($171 in 1999, $161 in 1998 and $149 in 1997).

     Grant proceeds utilized to finance public improvements, such as grade crossings and signals, are recorded as a direct offset to the related expense.

     Although the Company cannot predict the extent and length of future grant programs, it intends to continue filing requests for such grants when they are available.

     Revenue Recognition
     -------------------

     Freight revenues are recorded at the time delivery is made to the customer or the connecting carrier.

     Gain or loss from sale, condemnation and disposal of property and equipment and easements is recorded at the time the transaction is consummated and collectability is assured.

     Income Taxes
     ------------

     Deferred income taxes are recorded based on the differences between the financial statement and tax basis of assets and liabilities and tax credit carry forwards, using enacted rates in effect in the years in which the differences are expected to reverse.

     Income per Common Share
     -----------------------

     Basic income per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income per common share reflects the effect of the Company's outstanding convertible preferred stock, options and warrants (using the treasury stock method), except where such items would be antidilutive.

     A reconciliation of net income available to common shareholders for the computation of diluted income per share is as follows:

                                                      Years Ended December 31,
                                                     1999       1998       1997
                                                    ------     ------     ------
    Net income ................................     $3,026     $3,784     $1,930
    Interest expense impact (net of tax) on
     assumed conversion of debt to exercise
     warrants .................................       --         --           84
                                                    ------     ------     ------
    Net income available to common
     shareholders assuming dilution ...........     $3,026     $3,784     $2,014
                                                    ======     ======     ======

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:


                                                     Years Ended December 31,
                                                  1999        1998        1997
                                                 ---------  ---------  ---------
     Weighted average shares for basic ........  4,260,073  3,352,052  2,208,820
     Dilituve effect of convertible preferred
      stock, options and warrants .............     74,382     81,104    280,450
                                                 ---------  ---------  ---------
     Weighted average shares for diluted ......  4,334,455  3,433,156  2,489,270
                                                 =========  =========  =========

     Options and warrants to purchase 188,952 and 182,960 shares of common stock were outstanding during 1999 and 1998 respectively, but were not included in the computation of diluted earnings per common share because their effect would be antidilutive. No such options and warrants were outstanding during 1997.

     Employee Stock Option Plan
     --------------------------

     The Company accounts for stock-based awards to employees using the intrinsic value method.

     Use of Estimates
     ----------------

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The Company's principal estimates include the allowance for doubtful accounts, useful lives of properties, goodwill, accrued liabilities including health insurance claims and legal and other contingencies, and income taxes.

     Comprehensive Income
     --------------------

     Comprehensive Income equals net income for 1999, 1998 and 1997.

     Segment Reporting
     -----------------

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

     Recently Issued Financial Accounting Standards
     ----------------------------------------------

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

2.   Property and Equipment

     Property and equipment consists of the following:

                                                               December 31,
                                                            1999          1998
                                                          -------       -------
     Land and improvements .......................       $ 9,692        $ 9,124
     Track structure .............................        53,497         51,119
     Buildings and other structures ..............         5,422          5,331
     Construction in progress ....................         1,821            361
     Equipment ...................................        23,221         21,454
                                                         -------        -------
                                                          93,653         87,389
     Less accumulated depreciation ...............        29,497         27,339
                                                         -------        -------
      Total property and equipment, net ..........       $64,156        $60,050
                                                         =======        =======


3.   Land Held for Development

     Pursuant to permits issued by the United States Department of the Army Corp of Engineers ("ACE") and the Rhode Island Coastal Resources Management Council ("CRMC"), the Company has created 33 acres of waterfront land in East Providence, Rhode Island ("South Quay") designed to capitalize on the growth of intermodal transportation utilizing rail, water and highway connections. The property has good highway access (1/2 mile from I-195) and direct rail access and is adjacent to a 12 acre site also owned by the Company.

     The permits for the property allow for construction of a dock along the west face of the South Quay. The ACE permit has been extended to December 31, 2003 and the CRMC permit has been extended to May 11, 2009.

     In April 1999, the Rhode Island Supreme Court issued an Opinion confirming the Company's fee simple absolute title to the South Quay. In January 2000, the Rhode Island Superior Court confirmed the Company's fee simple absolute title of the 12 acre parcel adjacent to the South Quay. Also in 1999, the Rhode Island Department of Transportation entered into a contract for engineering services to undertake roadway improvements to provide direct vehicular access from the interstate highway system to the South Quay. The project is anticipated to be complete by 2002.

     In July 1999, the Company engaged Cushman & Wakefield, a real estate services company, to provide real estate advisory and marketing services for the South Quay and the adjacent 12 acre parcel. These services include an analysis of the "highest and best use" of the property and development of a marketing strategy, as well as providing brokerage services for the property. The combined 45 acre site enjoys excellent visibility and is located approximately 2 miles from downtown Providence, Rhode Island. Potential uses identified include development of a private port facility, manufacturing use with direct multi-modal access (truck, port and rail), and other commercial, industrial or residential development. The Company intends to explore all development opportunities for the South Quay including both rail and non-rail related uses and believes its costs will be fully recovered from such future developments, including the lease or sale of the property, associated rail freight revenues, particularly intermodal double-stack container trains, and possible port charges such as wharfage, dockage, and storage.

     If able to attract user or investment commitments, the Company intends to construct a vessel unloading area. The Company has engaged in discussions with potential users interested in utilizing the property for offloading bulk products such as salt and construction aggregate. The Company has also explored the development of the facility for offloading container vessels and barges. The Company will need additional terminal capacity to achieve expected growth in its intermodal container business and may use a portion of the property as an intermodal terminal facility to provide it with such capacity. This development will not proceed, however until the Company completes overhead clearances which are anticipated to be completed by year end 2000.

4.   Notes Payable, Bank and Long-Term Debt

     The Company has a revolving line of credit with its principal bank in the amount of $2,000 expiring June 1, 2001. Borrowings outstanding under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company pays no commitment fee on this line. There were no loans outstanding under the line at any time during 1999.

     In 1998 the Company utilized a substantial portion of the proceeds from its common stock offerings and other income to pre-pay all of its outstanding long-term debt. Prepayment penalties of $344 were incurred on early extinguishments of a significant portion of this debt, which penalties net of a $125 income tax benefit have been reported as an extraordinary item on the accompanying statement of income for 1998.

5.   Other Income

     Other income consists of the following:         Years Ended December 31,
                                                   1999        1998        1997
                                                  ------      ------      ------
     Gain from sale, condemnation and
      disposal of property and equipment
      and easements, net ......................   $2,353      $2,561      $  157
     Recovery of prior year environmental
      claim (See Note 7) ......................      947       1,000        --
     Rentals and license fees, under
      various operating leases ................      453         423         470
     Interest .................................      221         172          11
                                                  ------      ------      ------
                                                  $3,974      $4,156      $  638
                                                  ======      ======      ======

     Gain from sale, condemnation and disposal of property and equipment and easements for 1999 and 1998 includes $2,127 and $2,293 received from the sale of long-term fiber optics cable licenses, respectively.

6.   Income Taxes

     The provision for income taxes consists of the following:

                                                  Years Ended December 31,
                                             1999           1998           1997
                                            ------         ------         ------
     Current:
      Federal .......................       $1,495         $1,865         $  750
      State .........................          105            125             90
                                            ------         ------         ------
                                             1,600          1,990            840
     Deferred, Federal ..............           90            245            260
                                            ------         ------         ------
                                            $1,690         $2,235         $1,100
                                            ======         ======         ======

     The 1998 provision for income taxes is net of a $125 current income tax benefit related to the extraordinary loss from early extinguishment of debt.

     The following summarizes the estimated tax effect of temporary differences that are included in the net deferred income tax provision:

                                                     Years Ended December 31,
                                                   1999        1998        1997
                                                  -----       -----       -----
     Depreciation and amortization ............   $ 196       $ 194       $ 148
     General business tax credits .............    --            61         588
     Deferred grant income ....................    (123)        (15)       (478)
     Gain from sale, condemnation and
      disposal of properties and equipment ....    --           (83)        (17)
     Accrued casualty and other claims ........       2          88          14
     Other ....................................      15        --             5
                                                  -----       -----       -----
                                                  $  90       $ 245       $ 260
                                                  =====       =====       =====

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred income tax liability as of December 31, 1999 and 1998 are as follows:

                                                                December 31,
                                                             1999         1998
                                                           -------      -------
     Deferred income tax liabilities-
      Differences between book and tax basis of
       property and equipment ........................    $11,394       $11,198
                                                          -------       -------
      Other ..........................................         23          --
                                                          -------       -------
                                                           11,417        11,198
                                                          -------       -------
     Deferred income tax assets:
      Rental income received in advance ..............         36          --
      Deferred grant income ..........................      2,525         2,402
      Accrued casualty and other claims ..............          9            11
      Other ..........................................         35            63
                                                          -------       -------
                                                            2,605         2,476
                                                          -------       -------
     Net deferred income tax liability ...............    $ 8,812       $ 8,722
                                                          =======       =======

     A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

                                                     Years Ended December 31,
                                                    1999       1998       1997
                                                    ----       ----       ----
     Federal statutory rate ......................    34%        34%        34%
     Depreciation of properties acquired from
      bankrupt railroads having a tax basis
      in excess of cost ..........................    (2)        (1)        (1)
     Non deductible expenses .....................     2          2          1
     State income tax, net of federal income
      tax benefit ................................     2          2          2
                                                     ----       ----      ----
     Effective tax rate ..........................    36%        37%        36%
                                                     ====       ====      ====

7.   Commitments and Contingencies

     The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

     In 1995 the Company entered into a settlement agreement with Bestfoods (formerly CPC International, Inc.) resolving an environmental claim against the Company, arising out of a 1974 rail car incident. Pursuant to the settlement agreement, the Company paid Bestfoods $990 in common stock of the company and cash. The Company and Bestfoods agreed that in the event Bestfoods recovered proceeds from its insurance carrier for the costs of remediation of the involved site, the Company would be entitled to 10% of Bestfoods' net recovery after deduction of litigation expenses. In 1997, Bestfoods obtained a judgement in its favor from its insurance carrier for over $18,000 (which amount includes approximately $5,000 of prejudgment interest). The insurance carrier's appeal of this judgement was unsuccessful and it paid the $18,000 judgement to Bestfoods. In July 1998, Bestfoods paid $1,000 to the Company as an interim payment of the Company's 10% recovery pending final resolution of amounts to be paid to Bestfoods by its insurance carrier. In September 1999, Bestfoods and the insurance carrier entered into a final settlement agreement. In December 1999 the Company received $947 in final payment of its 10% share of the recovery net of litigation expenses.

8.   Issuance of Common Stock

     In March 1998 the Company completed an underwritten secondary public offering of common stock and issued 1,000,000 shares of common stock at $14.25 per share. In October 1998 the Company completed another secondary public offering of common stock and issued 750,000 shares of Common Stock at $11.125 per share. Net proceeds from these offerings amounted to $20,056. A substantial portion of these funds were utilized to retire the Company's long and short-term debt, to acquire rail cars and to expand the Company's Worcester, Massachusetts maintenance facility. The Company intends to utilize the remaining proceeds from these offerings for general corporate purposes including possible acquisitions of other connecting railroads, rail lines and trackage rights; equipment additions and infrastructure improvements.

     In connection with the March Offering the Company sold to the underwriters warrants to purchase up to 100,000 shares of common stock at an exercise price of $22.09 per share. In connection with the October Offering the Company sold to the underwriter warrants to purchase up to 75,000 shares of common stock at an exercise price of $17.24 per share. These warrants became exercisable in 1999, one year from the effective dates of the respective Offerings, and expire four years thereafter. They grant to the holders thereof certain demand and "piggyback" rights of registration of the securities issuable upon exercise. These warrants have not been included in the calculation of diluted income per common share since their effect is antidilutive.

     In March 1998 Massachusetts Capital Resource Company ("MCRC") exercised its warrants to acquire 200,000 newly issued shares of the Company's common stock for $7.10 per share. Proceeds to the Company consisted of a $1,420 reduction in the outstanding principal balance of its 10% subordinated long-term note payable to MCRC.

9.   Acquisition of Connecticut Central Railroad Company

     On April 21, 1998 the Company acquired all of the outstanding common stock of Connecticut Central Railroad Company ("Conn Central") for 20,000 shares of newly issued common stock of the Company. The Company issued an additional 3,614 shares of its common stock to retire $50 of debt owed by Conn Central to two of its former shareholders. The total fair market value of the shares issued was $383, which exceeded the fair market value of the net assets acquired by $199, which amount, net of amortization, is reported as goodwill on the accompanying balance sheet. In April 1999, the Company issued an additional 7,500 shares of its Common Stock to the former shareholders of Conn Central since certain financial and other considerations as specified in the purchase and sale agreement were met. Issuance of these shares gave rise to additional goodwill in the amount of $82. The Company is amortizing this goodwill over a period of three years. Conn Central was a shortline railroad which had operating rights over approximately 28 miles of track in central Connecticut connecting to the Company's Middletown Secondary line. Conn Central's operations were merged into those of the Company at the time of acquisition. Pro forma information would not be materially different from historical information.

10.  Employee Benefit Plans

     Stock Option Plan
     -----------------

     The Company has a non-qualified stock option plan ("SOP") covering all management personnel having a minimum of one year of service with the Company and who are not holders of a majority of either its outstanding common stock or its outstanding preferred stock. In addition, the Company's outside directors are eligible to participate in the SOP. The SOP covers 50,000 common shares or 5% of the shares of common stock outstanding, whichever is greater (214,064 shares at December 31, 1999). Options granted under the SOP, which are fully vested when granted, are exercisable over a ten year period at the market price for the Company's common stock as of the date the options are granted.

     Changes in stock options outstanding are as follows:

                                                            Weighted Average
                                                            ----------------
                                             Number         Exercise   Fair
                                             of shares        Price    Value
                                             ------          ------   ------
     Outstanding at January 1, 1997 .....    35,154          $ 6.44

     Granted ............................     7,970            7.88   $ 2.96
     Exercised ..........................    (7,593)           6.63
     Expired ............................    (1,513)           5.98
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 1997 .................    34,018            6.76

     Granted ............................     8,040           18.38   $ 7.98
     Exercised ..........................    (3,574)           7.15
     Expired ............................       (80)          18.38
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 1998 .................    38,404            9.13

     Granted ............................     8,310           12.38   $ 9.53
     Exercised ..........................    (5,439)           7.53
     Expired ............................    (3,706)          10.73
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 1999 .................    37,569            9.92
                                             ======          ======   ======

     The fair value of options on their grant date was measured using the Black-Scholes options pricing model. Key assumptions used to apply this pricing model are as follows:

                                             1999       1998      1997
                                          ---------  ---------  ---------
     Average risk-free interest rate         6.30%      4.53%       5.75%
     Expected life of option grants          7.0 years  7.0 years   7.0 years
     Expected volatility of underlying stock  30%        36%         29%
     Expected dividend payment rate, as
      a percentage of the share price
      on the date of grant                   1.21%       .65%       1.26%

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

     The following table sets forth information regarding options at December 31, 1999:

                     Range of       Number         Weighted Average
         Number      Exercise      Currently    Exercise   Remaining
        of Options    Prices      Exercisable     Price   Life (in years)
       ---------    ----------    ----------    ---------- -----------
          5,033     $3.25 - 4.38     5,033         $3.75       2
         15,775      5.50 - 7.88    15,775          7.34       6
          9,820      8.50 - 12.75    9,820         11.27       6
          6,941         18.375       6,941         18.375      8

     The Company has elected to remain with the accounting prescribed by APB 25, instead of adopting SFAS No. 123, "Accounting for Stock- Based Compensation". Therefore, no compensation cost has been recognized for the SOP. Had compensation cost for the Company's SOP been determined on the fair value of the grant dates for awards under the SOP consistent with the method of SFAS 123, the Company's net income available to common shareholders and income per share would have been as follows:

                                                 Years Ended December 31,
                                               1999        1998        1997
                                             -------     -------     -------
     Net income available to common shareholders:
      As reported ....................     $   3,023     $   3,781     $   1,927
      Pro forma ......................         3,000         3,764         1,919
     Basic income per share:
      As reported ....................           .71          1.13           .87
      Pro forma ......................           .70          1.12           .87
     Diluted income per share:
      As reported ....................           .70          1.10           .81
      Pro forma ......................           .69          1.10           .81

     The income per share figures for 1998 are net of a $.06 per share loss attributable to an extraordinary item.

     Defined Contribution Retirement Plans
     -------------------------------------

     The Company has a deferred profit-sharing plan ("Plan") which covers all of its employees who are members of its collective bargaining units. Contributions to the Plan are required in years in which the Company has income from "railroad operations" as defined in the Plan. Contributions are to be equal to at least 10% but not more than 15% of the greater of income before income taxes or income from railroad operations subject to a maximum contribution of $3.5 per eligible employee. Contributions to the Plan may be made in cash or in shares of the Company's common stock. Contributions accrued under this Plan amounted to $400 in 1999, $425 in 1998 and $337 in 1997. The Company made its 1997 and 1998 contributions and intends to make its 1999 contribution in newly issued shares of its common stock.

     The Company also has a Simplified Employee Pension Plan ("SEPP") which covers substantially all employees who are not members of one of its collective bargaining units. Contributions to the SEPP are discretionary and are determined annually as a percentage of each covered employee's compensation. Contributions accrued under the SEPP amounted to $197 in 1999 and 1998 and $196 in 1997.

     Employee Stock Purchase Plan
     ----------------------------

     The Company has an Employee Stock Purchase Plan ("ESPP") under which eligible employees may purchase registered shares of common stock at 85% of the market price for such shares. An aggregate of 200,000 shares of common stock are authorized for issuance under the ESPP which was established in 1997. Any shares purchased under the ESPP are subject to a two year lock-up. ESPP purchases amounted to 8,665 shares in 1999, 5,504 shares in 1998 and 2,846 shares in 1997.

11.  Preferred Stock

     The Company's $50 par value preferred stock is convertible into 100 shares of common stock at the option of the shareholder. The noncumulative stock dividend is fixed by the Company's Charter at an annual rate of $5.00 per share, out of funds legally available for the payment of dividends.

     The holders of preferred stock are entitled to one vote for each share in the election of two-thirds of the Board of Directors. The holders of preferred stock and holders of common stock are entitled to one vote per share, voting as separate classes, upon matters voted on by shareholders.

12.  Selected Quarterly Financial Data (Unaudited)

     Historically the Company has experienced lower operating revenues in the first quarter of the year. The following table sets forth selected financial data for each quarter of 1999 and 1998. The information for each of these quarters is unaudited but includes all normal recurring adjustments that the Company considers necessary for a fair presentation. These results, however are not necessarily indicative of results for any future period.

                                              Year Ended December 31, 1999
                                          -------------------------------------
                                           First    Second     Third     Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                          -------   -------   -------   -------
     Operating Revenues ................. $ 4,926   $ 5,507   $ 5,961   $ 5,477
     Income (loss) from Operations ......     136       466       206       (66)
     Net Income .........................     260       389     1,688       689

     Basic Income Per Common Share ...... $   .06   $   .09   $   .39   $   .16

     Diluted Income Per Common Share .... $   .06   $   .09   $   .39   $   .16

                                              Year Ended December 31, 1999
                                          -------------------------------------
                                           First    Second     Third     Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                          -------   -------   -------   -------
     Operating Revenues .............     $ 4,983   $ 5,909   $ 6,393   $ 5,453
     Income from Operations .........         378       787     1,500        37
     Income before Extraordinary
      Item ..........................         136     1,988     1,666       213
     Net Income .....................         136     1,818     1,642       188

     Basic Income Per Common Share:
      Income before Extraordinary
       Item .........................    $    .06   $   .58     $ .48   $   .05
      Net Income ....................         .06       .53       .47       .05

     Diluted Income Per Common Share:
      Income before Extraordinary
       Item .........................    $    .06   $   .56     $ .47   $   .05
      Net Income ....................         .06       .51       .46       .04

                             * * * * * * *

Item 9. Disagreements on Accounting and Financial Disclosure
------------------------------------------------------------
     Not applicable.

                                     III-1


                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

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

Directors and Executive Officers

   The current directors and executive officers, their ages and their positions held with the Company are as follows:

          Name                          Age  Position
          ----                          ---  --------
Robert H. Eder(a) ...................   67   Chairman of the Board and Chief
                                              Executive Officer
Orville R. Harrold(b) ...............   67   President, Chief Operating
                                              Officer and Director
Robert J. Easton(a) .................   56   Treasurer and Director
P. Scott Conti ......................   42   Vice President Engineering
Deborah E. Sedares ..................   37   Secretary and General Counsel
Richard W. Anderson (a) .............   52   Director
Frank W. Barrett(b) .................   60   Director
John H. Cronin(b) ...................   66   Director
J. Joseph Garrahy(b) ................   69   Director
John J. Healy(b) ....................   64   Director
Charles M. McCollam, Jr.(b) .........   67   Director
Merrill W. Sherman(c) ...............   51   Director

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

                                     III-2


     P. Scott Conti, Vice President Engineering. Mr. Conti has been with the Company since 1988 and is responsible for all activities of the Maintenance of Way and Engineering Department which maintains the Company's tracks, bridges, buildings and grade crossings, overseeing all construction activity on or affecting railroad property. From June 1988 to December 1997, Mr. Conti served as Engineering Manager. In January 1998 he was promoted to Chief Engineer and in March 1999 he was promoted to Vice President. Prior to Joining the Company, Mr. Conti was employed by Perini Corporation.

     Deborah E. Sedares, Secretary and General Counsel. Ms. Sedares joined the Company in 1998 as Assistant General Counsel and Assistant Secretary. In 1999 she was promoted to General Counsel and Secretary. Prior to joining the company, Ms Sedares served as in-house counsel to various governmental agencies. Most recently, Ms. Sedares was General Counsel for the Worcester Redevelopment Authority. She is a 1987 graduate of Suffolk University Law School and holds a bachelors degree from Wheaton College. Ms. Sedares is admitted to practice law in Massachusetts and Rhode Island.

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

  Merrill W. Sherman, Director. Ms. Sherman has been a Director of the Company since 1999. She has been President, Director and Chief Executive Officer of Bank Rhode Island, a community bank in the greater Providence metropolitan area since its formation in March 1996. Prior thereto, from September 1993 to August 1995, Ms. Sherman was a partner in the corporate and real estate departments of the law firm Brown, Rudnick, Freed & Gesmer where she headed the firm's banking consulting group affiliate. She retired from her position in August 1995 to devote full-time efforts to the creation of Bank Rhode Island.

  The Board of Directors has an Executive Committee, Stock Option & Compensation Committee and Audit Committee. In accordance with the By- laws of the Company, the Executive Committee, currently comprised of Robert H. Eder, Chairman, Robert
J. Easton and Orville R. Harrold, exercises the authority of the Board of Directors when formal Board action is required between meetings, subject to the limitations imposed by law, the By-laws or the Board of Directors. The Executive Committee acts on routine matters such as authorizing the execution of government contracts for reimbursement for Company work on highway projects adjacent to the railroad and grade crossing rehabilitation.

                                     III-3


     The Stock Option & Compensation Committee, currently comprised of John J. Healy, Chairman, Richard W. Anderson and Charles M. McCollam, Jr. , is responsible for establishing the amount of option shares to be granted to the Company's employees under the Stock Option Plan and for making recommendations to the full Board concerning executive officer compensation.

  The Audit Committee is currently comprised of John H. Cronin,  Chairman, Frank
W. Barrett, J. Joseph Garrahy and Merrill W. Sherman. All members of the Audit Committee are independent non-employee directors. The Audit Committee reviews the Company's procedures with respect to maintaining books and records, and the adequacy and implementation of internal auditing, accounting and financial controls. The Audit Committee reviews and makes recommendations to the Board regarding services provided by the independent auditors of the accounts of the Company, reviews with the independent auditors the scope and results of their annual examination of the Company's financial statements and any recommendations they may have, and makes recommendations to the Board with respect to the engagement of the independent auditors.

  The Board of Directors does not have a nominating committee.

  The Board of Directors held five meetings, the Audit Committee held 3 meetings, the Stock Option & Compensation Committee held 4 meetings and the Executive Committee held 9 meetings during the fiscal year ended December 31, 1999.

  During the fiscal year ended December 31, 1999, each director who was not an employee of the Company received a base fee of $500 for each attended meeting of the Board of Directors plus $50 per attended meeting for each year of service as a director, and each member of the Audit Committee and the Stock Option & Compensation Committee received $300 for each attended meeting of the committee (other than the Chairman of the Committee, who received $350).

  During the month of January of each year, directors of the Company who were serving as such on the preceding December 31 and are not full time employees of the Company are granted options for the purchase of 100 shares of the Common Stock of the Company, plus options for an additional ten shares for each full year of service to the Company. The exercise price is the last sale price of the Common Stock on the last business day of the preceding year, and the term of each option is ten years (subject to earlier termination if the grantee ceases to serve as a director), provided, however, that no option is exercisable within six months following the date of grant.

Item 11. Executive Compensation
-------------------------------

  The following table summarizes the compensation paid or accrued by the Company during the three year period ended December 31, 1999, to its Chief Executive Officer and each of its four most highly compensated executive officers who earned more than $100,000 in salary and bonus in 1999, for services rendered in all capacities to the Company during 1999.

                                     III-4


                                                              Long-Term
                                  Annual Compensation         Compensation
                                  -------------------         ------------
                                                              Securities
                                                              Underlying    All
                                                    Other     Options to   Other
                                                    Annual    Purchase   Compen-
                                   Salary          Compen-    Common      sation
Name and Principal Position  Year  ($)(a) Bonus($) sation($)  Stock       ($)(b)
---------------------------- ----  ------ ------   --------  ------------ ------

Robert H. Eder.............. 1999  307,403  17,500  23,653(c)      0      48,024
 Chairman of the Board and   1998  286,210    0     31,216(c)      0      48,696
   Chief Executive Officer   1997  288,530    0         0          0      47,453

Orville R. Harrold.......... 1999  262,181    0         0        1,087    42,726
 President and Chief         1998  240,382  20,000      0        1,011    43,940
   Operating Officer         1997  234,588    0         0         913     42,526

P. Scott Conti.............. 1999   99,072    0         0         147      8,068
 Vice President Engineering  1998   80,425    0         0         132      6,468
                             1997   70,155    0         0         118      5,295

Robert J. Easton............ 1999  130,858    0         0         346     10,469
 Treasurer                   1998  126,038  16,000      0         310     11,412
                             1997  123,232    0         0         210      9,353

Deborah E. Sedares.......... 1999  104,004    0         0          0       8,320
 Secretary and General       1998  19,038(d)  0         0          0        0
   Counsel                   1997     0       0         0          0        0


(a) Includes amounts taxable to employees for personal use of Company-owned vehicles, other than Mr. Eder who does not have personal use of a Company owned vehicle.

(b) Includes amounts paid directly to the retirement accounts of management staff under the Company's simplified employee pension plan, and, in the case of Robert H. Eder and Orville R. Harrold, includes for 1999 premiums paid for life insurance coverage in the amounts of $35,224 and $29,926, respectively.

(c)  Includes the cost of a vehicle for Mr. Eder.

(d) Date of hire, October 5, 1998. Appointed to the position of Secretary and General Counsel effective March 12, 1999.

                                     III-5


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

  The following table contains information concerning the grant of stock options under the Company's Non-Qualified Stock Option Plan to the Named Executive Officers during the Company's last fiscal year. The Company does not issue stock appreciation rights.

                                    % of Total
                        Number of    Options
                        Securities   Granted To
                        Underlying   Employees                        Grant Date
                         Options     In Fiscal   Exercise  Expiration    Present
     Name              Granted(a)     1999       Price($)     Date   Value($)(b)
    ------             ----------   ---------     ------    -------- -----------

Robert H. Eder(c)......     0            0            0          0            0

Orville R. Harrold.....   1,087         15.5      12.375    01/04/09       $9.53

P. Scott Conti.........     147          2.1      12.375    01/04/09       $9.53

Robert J. Easton.......     346          4.9      12.375    01/04/09       $9.53

Deborah E. Sedares(d)..     0            0            0          0            0


(a) The options were all granted on January 4, 1999 and became exercisable on July 4, 1999.

(b) Amounts represent fair value of each option and were estimated as of the date of grant using Black-Scholes options - pricing model with the following weighted average assumptions: expected volatility of 30%; expected life 7 years; and risk free interest rate of 6.3%. Dividends at the rate of 1.21% per share were assumed for purposes of this estimate.

(c) Under the terms of the Company's Non-Qualified Stock Option Plan, Mr. Eder is not eligible to receive a grant of stock options.

(d) Ms. Sedares was not eligible to receive options under the Company's Non-Qualified Stock Option Plan in 1999.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

  The following table sets forth individual exercises of stock options during 1999 and the year-end values of options to purchase Common Stock held by the Named Executive Officers as of December 31, 1999.


                                      Number of Securities
                                   Underlying Unexercised   Value of Unexercised
                                              Options at         In-the-Money at
                                         December 31, 1999  December 31, 1999(b)
                                         -----------------  --------------------
                       Shares
                      Acquired on     Value      Exercisable/       Exercisable/
             Name     Exercise   Realized($)(a) Unexercisable   Unexercisable($)
             ----    ----------- -------------- -------------   ----------------

Robert H. Eder.......     0             0             0/0                 0/0

Orville R. Harrold...    608           1,510       1,882/0                0/0

P. Scott Conti.......    441           1,773         279/0                0/0

Robert J. Easton.....     0             0          1,313/0              351/0

Deborah E. Sedares...     0             0             0/0                 0/0


(a) Based on the last sale price of the Common Stock on the date of exercise minus the exercise price.

(b) Based on the difference between the exercise price of each grant and the closing price of the Company's Common Stock on the AMEX on December 31, 1999, which was $8.00.

                                     III-6


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

  The table set forth below reflects the only persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who, to the best of the Company's knowledge, were on March 3, 2000, the beneficial owners of more than five percent of the Company's outstanding Common Stock, $.50 par value, or Preferred Stock, $50 par value. Each share of the Company's outstanding Preferred Stock is convertible at any time, at the option of the holder, into one hundred shares of Common Stock of the Company. The footnote to the table below sets forth the percentages of the outstanding Common Stock which would be held by the indicated owners if such owners' Preferred Stock were converted in whole into Common Stock.

                                                                       Percent
Name and Address                    Number of Shares Owned             of Class
----------------                    ----------------------             --------
Robert H. and Linda Eder            842,742 (Common)                   19.7%(1)
2441 S.E. Bahia Way                 500 (Preferred)                    77.3%
Stuart, Florida 34996

Cadence Capital Management          235,100 (Common)                    5.5%
One Exchange Place, 29th Floor
Boston, MA  02109

Franklin Resources, Inc.            232,200 (Common)                    5.4%
777 Mariners Island Boulevard
San Mateo, CA  94404

     (1) Assuming no conversion of Preferred Stock. If their Preferred Stock were converted in whole to Common Stock, Mr. and Mrs. Eder would own 20.6% of the outstanding Common Stock.

     Of the shares owned by Mr. and Mrs. Eder, 768,162 shares of Common Stock and 500 shares of Preferred Stock were held directly by Mr. Eder, and 74,580 shares of Common Stock were held directly by Mrs. Eder. By reason of their ownership, Mr. and Mrs. Eder may be deemed to be "control persons" with respect to the Company.

  The following table reflects as of March 3, 2000, the beneficial ownership of the Common Stock of the Company by directors, nominees for directors and officers of the Company.

Name                                                   Number       Percentage
----                                                   ------       ----------
Richard W. Anderson(a) .........................        200,400       4.6%
Frank W. Barrett(b)..............................           860         *
P. Scott Conti(c)................................         1,338         *
John H. Cronin(d)................................         1,760         *
Robert J. Easton(e) .............................         2,992         *
Robert H. Eder(f)................................       892,742      20.6%
J. Joseph Garrahy(g).............................           580         *
Orville R. Harrold(h)............................        28,202         *
John J. Healy(i).................................         1,170         *
Charles M. McCollam, Jr.(j)......................         1,250         *
Deborah E. Sedares...............................           290         *
Merrill W. Sherman...............................           500         *
All executive officers and directors as a group
   (12 people)(k)................................     1,132,084      26.1%

  *    Less than one percent

(a) Includes 200,000 shares of common stock held by Massachusetts Capital Resource Company of which Mr. Anderson disclaims beneficial ownership. Mr. Anderson is Senior Vice President of Massachusetts Capital Resource

                                     III-7


     Company. Includes 100 shares of Common Stock issuable under stock options exercisable within 60 days.
(b) Includes 360 shares of Common Stock issuable under stock options exercisable within 60 days.
(c) Includes 279 shares of Common Stock issuable under stock options exercisable within 60 days.
(d) Includes 430 shares of Common Stock issuable under stock options exercisable within 60 days.
(e) Includes 118 shares of Common Stock held by Mr. Easton's wife in her name and 1,313 shares of Common Stock issuable under stock options exercisable within 60 days.
(f) Mr. Eder's business address is 75 Hammond Street, Worcester, Massachusetts 01610. Includes 74,580 shares of Common Stock owned by Mr. Eder's wife and assumes the conversion of the 500 shares of Preferred Stock owned by Mr. Eder.
(g) Includes 310 shares of Common Stock issuable under stock options exercisable within 60 days.
(h) Includes (i) 1,700 shares of Common Stock held by Mr. Harrold's wife, (ii) 2,600 shares of Common Stock held by a custodian in an individual retirement account for the benefit of Mr. Harrold and (iii) 1,882 shares of Common Stock issuable under stock options exercisable within 60 days.
(i) Includes 870 shares of Common Stock issuable under stock options exercisable within 60 days.
(j) Includes 230 shares of Common Stock issuable under stock options exercisable within 60 days.
(k) Includes 50,000 shares of Common Stock issuable upon conversion of Preferred Stock and 5,774 shares of Common Stock issuable under stock options exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

  The Company has entered into agreements with its executive officers and key management personnel, including the named executive officers other than Mr. Eder, to provide lump sum payments in the event of a "change in control" as defined in the subject agreements. The agreements are automatically extended from year to year unless terminated in accordance with the terms of the agreements. The agreements also provide that if there is a "change in control" as defined in the agreement, the terms will continue for 24 months thereafter. A named executive officer will be entitled to a lump sum payment equal to a multiple of his or her base salary if his or her employment is constructively terminated without cause in anticipation of or within two years following the "change in control" or if within two years of the "change in control event" he or she voluntarily terminates employment due to a "material change" in the terms and conditions of the named executive officer's employment as is defined under the agreements. The multiplier is determined based upon years of service with the Company. Mr. Harrold is entitled to a lump sum payment equal to two (2) times his annual base salary. Mr. Conti and Mr. Easton are each entitled to a lump sum payment equal to one and one- half (1-1/2) times their annual base salary. Ms. Sedares is entitled to a lump sum payment equal to one (1) times her annual base salary. A lump sum payment may be reduced to the extent necessary to avoid any liability for federal excise tax levied under section 4999 of the Internal Revenue Code.

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

          (a) (1) All financial statements: An index of financial statements is included in Item 8, page II-10 of this annual report

              (2)  Financial  Statement  schedules:  Schedule II Valuation  and
                   Qualifying Accounts .........................Page IV-3

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

                        Change in Control Agreement

                   (23) Independent Auditors' Consent

          (b) A report on Form 8-K was filed under date of December 14, 1999. In it the Registrant reported that it had advised the general public through a press release dated December 13, 1999 that it had reached agreement with Bestfoods with respect to payment of the Registrant's 10% share in the recovery obtained by Bestfoods from its insurance carrier for remediation expenses. This settlement resulted in a final payment to the Registrant in the amount of $947,088.

          (c)  Exhibits (annexed).

          Financial Statement Schedules. See item (a) (2.) above

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                               /s/ Robert H. Eder

                                By Robert H. Eder
                                -----------------

                             Chief Executive Officer

                              Dated: March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                Title                                 Date
     ---------                -----                                 ----
/s/ Robert H. Eder
-----------------        Chief Executive                          March 29, 2000
Robert H. Eder           Officer and
                         Chairman (Principal
                         Executive Officer)

/s/ Orville R. Harrold
-----------------        President and Director                   March 29, 2000
Orville R. Harrold       (Chief Operating
                         Officer)

/s/ Robert J. Easton
-----------------        Treasurer and Director                   March 29, 2000
Robert J. Easton         (Principal financial
                         officer and principal
                         accounting officer)

/s/ Frank W. Barrett
-----------------        Director                                 March 29, 2000
Frank W. Barrett

/s/ John H. Cronin
-----------------        Director                                 March 29, 2000
John H. Cronin

/s/ J. Joseph Garrahy
-----------------        Director                                 March 29, 2000
J. Joseph Garrahy

                                                            SCHEDULE II

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                              (IN THOUSAND DOLLARS)



         Column A        Column B    Column C Additions    Column D   Column E
         --------        --------    ------------------    --------   --------
                                      (1)        (2)
                         Balance   Charged to Charged to              Balance
                            at     costs and    other                  at end
       Description      beginning   expenses   accounts   Deductions     of
                        of period            describe(B)     (A)       period

Allowance for doubtful
accounts:

Year ended December 31,   $ 125                                        $125
 1999                     =====                                        ====
Year ended December 31,
 1998                     $ 125      $ 15                   $(15)      $125
                          =====      ====                   ====       ====
Year ended December 31,
 1997                     $ 125                  $ 43       $(43)      $125
                          =====                  ====       ====       ====

(A) Bad debts written off.

(B) Recovery of bad debts previously written off.

                                                                EXHIBIT 10A

                           Change In Control Agreement

     THIS AGREEMENT made this 28th day of April 1999 by and between Providence and Worcester Railroad Company, a Rhode Island corporation, with its principal office and place of business at 75 Hammond Street, Worcester, MA 01610 (hereinafter called "Employer") and (TITLE) an individual residing at (ADDRESS) (hereinafter called "Management Employee").

                                   WITNESSETH

     WHEREAS,   Management   Employee  has  been  employed  by  Employer  as  of
(HIRE_DATE); currently in the position of (POSITION); and

     WHEREAS, if Employer receives any proposal from a third party concerning a possible business combination with, or acquisition of the equity securities of or a substantial portion of the assets of Employer, the Board of Directors of Employer believes it is important that Employer and its Board of Directors be able to rely upon the Management Employee to continue in his/her management position, and that they be able to receive and rely upon his/her advice, if they request it, as to the best interests of Employer and its shareholders, without concern that Management Employee might be distracted by the personal risks and uncertainties created by such a proposal; and

     WHEREAS, the terms and provisions of this Agreement were duly approved by action of Employer's Board of Directors at a meeting held on the 28th day of April, 1999.

     NOW THEREFORE, in consideration of the mutual covenants and conditions set forth hereafter, and other good and valuable consideration, the parties hereto, intending to be legally bound, agree as follows:

I. Change in Control Protection
   ----------------------------

     A. Termination
        -----------

          In the event that Management Employee's position with Employer, its successors or assigns is terminated other than for cause as hereinafter defined ("Cause") as a result of the change in control of Employer as hereinafter defined ("Change in Control Event"), within two years of the effective date of Change in Control Event then the Management Employee shall be entitled to the following benefits to be determined as of the date of termination as adjusted based on the Change in Control Event and the date of termination:

          Years of  Service
          At Date of               Severance
          Termination              Benefit
          -----------              -------

          0-9 years            One (1) times Annual Base Salary
          10-19 Years          One and one-half (1-1/2) times Annual Base Salary
          20-29 Years          Two (2) times Annual Base Salary
          30 Years or More     Two and one-half (2-1/2) times Annual Base Salary

          Annual Base Salary shall mean the Management Employee's annual rate of base pay in effect immediately prior to the effective date of the Change in Control Event.

          The Management Employee shall be entitled to a pro rata portion of the Severance Benefit as determined in Section I.A(1) if the Management Employee is terminated other than for Cause by the Employer at any time within the Management Employee's Severance Benefit time period following a Change in Control Event.

          Examples:
          ---------

          Management  Employee  entitled to 1-1/2 times  annual base rate of pay
          Severance Benefit based on length of service as of date of Termination. Termination occurs six (6) months after Change in Control Event. Management Employee shall be entitled to .75 times his/her Annual Base Salary as a Severance Benefit.

          Management Employee entitled to 1 times annual base rate of pay; termination occurs 12 months after Change in Control Event; Management Employee is entitled to .50 times his/her Annual Base Salary as a Severance Benefit.

     B. Material Change

          The Management Employee shall be entitled to the Severance Benefit as determined in Section I.A(1) upon a Change in Control Event if:

          1.   Within two (2) years following a Change in Control Event Employer
               (a) significantly reduces the Management Employee's annual salary unless there is a general reduction in management salaries, and
               (b) Management Employee resigns his/her employment for such reason.

               The Management Employee shall be entitled to a pro rata portion of the Severance Benefit as determined in Section I.A(1) if the Management Employee experiences a material change at any time within the Management Employee's Severance Benefit time period following a Change in Control Event.

     C. Management Employee

          1. Benefits payable hereunder in the event of a Change in Control Event shall be payable only to a Management Employee who is a Management Employee as of the Change in Control Event. For purposes of this Agreement, Management Employee shall not include any employee of the Company who is a "beneficial owner" directly or indirectly, of securities representing a controlling percentage of the voting power of Employer's then outstanding preferred stock regardless of said employee's ownership of the Common Stock , or in the event of a recapitalization or restructuring of the Employer's capital, the result of which is the preferred stock does not elect a majority of the members of the board of Directors, then the beneficial owner directly or indirectly of securities representing more than 50% of the voting power of the Employer's stock.


II. Definition of Change in Control Event
    -------------------------------------

     A. For purposes of this Agreement, a "Change in Control Event" shall be deemed to have occurred as of the first day that one or more of the following conditions shall have occurred.

          2. any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Act"), other than the present controlling owner Robert H. Eder, ("Eder") his heirs, executors, administrators, legal representatives, or trustee of a trust for the benefit of the heirs of Eder, becomes the "beneficial owner" (as defined in Rule 13-d under the Act) directly or indirectly, of securities representing more than fifty (50%) percent of the voting power of Employer's then outstanding preferred stock regardless of said person's ownership of the Common Stock , or in the event of a recapitalization or restructuring of the Employer's capital, the result of which is the preferred stock does not elect a majority of the members of the board of Directors, then the beneficial owner directly or indirectly of securities representing more than 50% of the voting power of the Employer's stock.; or

          3. the sale of all or a substantial portion of the assets of Employer; or

          4.   a   merger,   consolidation,   business   combination   or  other
               transaction in which the Employer is not the surviving entity; or

          5. Employer adopts and the shareholders approve, if necessary, a plan of complete liquidation.

III. Cause
     -----

     Notwithstanding any other provision of this Agreement, Employer may terminate this Agreement at any time for cause. For purposes of this Agreement, "Cause" shall mean:

     (i) a material breach by the Management Employee of the Management Employee's obligations under this Agreement (other than as a result of incapacity due to physical or mental illness) which is demonstrably willful and deliberate on the Management Employee's part, which is committed in bad faith or without reasonable belief that such breach is in the best interest of Employer and which is not remedied in a reasonable period of time after receipt of notice from Employer specifying such breach; (ii) the conviction of the Management Employee for committing an act of fraud, embezzlement, theft or other act constituting a felony or the guilty or nolo contendere plea of the Management Employee to such a felony; (iii) insubordination or the willful engaging by Management Employee in gross misconduct or the willful violation of an Employer policy which results in material and demonstrable injury to Employer; or (iv) a material act of dishonesty or breach of trust on the part of the Management Employee resulting or intending to result directly or indirectly in material gain or enrichment at the expense of Employer. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board of Directors or based upon the advice of counsel for Employer shall be conclusively presumed to be done, or omitted to be done, by the Management Employee in good faith and in the best interests of Employer.

IV. Confidential Information
    ------------------------

     A. The Management Employee shall hold in a fiduciary capacity for the benefit of Employer all secret or confidential information, knowledge or data relating to Employer or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Management Employee during the Management Employee's employment by Employer or any of its affiliated companies and which shall not be or become public knowledge (other than by acts of the Management Employee or representative of the Management Employee in violation of this Agreement). After termination of the Management Employee's employment with Employer, the Management Employee shall not, without the prior written consent of the Employer or except as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than Employer and those designated by it.

     B. All records, files, memoranda, reports, price lists, customer lists, drawings, designs, proposals, plans, sketches, documents, computer programs, CAD systems, CAM systems, disks, computer printouts and the like (together with all copies thereof) relating to the business of Employer, which Management Employee shall use or prepare or otherwise have in his/her possession in the course of, or as a result of his/her employment hereunder shall, as between the parties hereto, remain the sole property of Employer. Management Employee shall use such materials solely for the benefit of Employer and shall not divulge any such materials other than in furtherance of Employer's interests. Management Employee hereby agrees that he/she will return all such materials, including copies to Employer upon demand, or upon the cessation of his/her employment.

     C. Any termination of the Management Employee's employment hereunder or of this Agreement shall have no effect on the continuing operations of this Section IV under this Agreement. The parties acknowledge that any violation of Section IV can cause substantial and irreparable harm to Employer. Therefore, Employer shall be entitled to pursue any and all legal and equitable remedies, including but not limited to any injunctions.

V. Dispute Resolution
   ------------------

          Any dispute or controversy arising under or in connection with this Agreement shall be settled by binding arbitration, which shall be the sole and exclusive method of resolving any questions, claims or other matters arising under this Agreement. Such proceeding shall be conducted by final and binding arbitration before a panel of one or more arbitrators under the administration of the American Arbitration Association, and in a location mutually agreed to by the Management

          Employee and Employer. The Federal and State courts located in the United States of America are hereby given jurisdiction to render judgment upon, and to enforce, each arbitration award, and the parties hereby expressly consent and submit to the jurisdiction of such courts. Notwithstanding the foregoing, in the event that a violation of the Agreement would cause irreparable injury, Employer and the Management Employee agree that in addition to the other rights and remedies provided in this Agreement (and without waiving their rights to have all other matters arbitrated as provided above) the other party may immediately take judicial action to obtain injunctive relief.

VI. Successors
    ----------

          A. This Agreement is personal to the Management Employee and without the prior consent of Employer shall not be assignable by the Management Employee otherwise than by will or the laws of descent and distribution to the extent any benefits payable hereunder are due at the time of Management Employee's death. This Agreement shall inure to the benefit of and be enforceable by the Management Employee's legal representative to the extent any benefits payable hereunder are due at the time of Management Employee's death.

          B. This Agreement shall inure to the benefit of and be binding upon Employer and its successors and assigns.

          C. Employer will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of Employer to assume expressly and agree to perform this Agreement in the same manner and to the same extent that Employer would be required to perform it if no such succession had taken place. As used in this Agreement, "Employer" shall mean Employer as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

VII.     Reduced Payment in the Event of Excise Tax
         ------------------------------------------

         Notwithstanding anything to the contrary herein, any payments to which the Management Employee would be entitled hereunder shall be reduced to the extent necessary to avoid any liability for the federal excise tax levied on certain "excess parachute payments" under section 4999 of the Internal Revenue Code.

VIII. Miscellaneous
      --------------

          A. This Agreement shall be governed by and construed in accordance with the laws of the State of Rhode Island, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

          B. Notice: Any notice required or given under this Agreement shall be sufficient if in writing and sent by registered or certified mail to his/her residence in the case of Management Employee or to Attention Secretary, Providence and Worcester Railroad Company in the case of Employer, at the addresses hereinabove set forth, or to such addresses as may be designated subsequently by the parties hereto. Any such notice shall be deemed given when so addressed and mailed.

          C. Waiver of Breach: A waiver by Employer or Management Employee of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach by the other party.

          D. Employer may withhold from any amounts payable under this Agreement such Federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first hereinabove written.

                                   Providence and Worcester Railroad Company

                                   By:__________________________

                                   Title:_______________________



                                   By:__________________________
                                           (Print Name)

                                   Signature:___________________

                                                                 EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement Nos. 333-65937 and 333-65949 of Providence and Worcester Railroad Company on Form S-8 of our report dated March 3, 2000 appearing in the Annual Report on Form 10-K of Providence and Worcester Railroad Company for the year ended December 31, 1999.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 27, 2000