Form 10-Q
period 2000-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2000-05-09
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2000

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

As of May 1, 2000, the registrant has 4,284,859 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index

  Part I - Financial Information

  Item 1 - Financial Statements:

           Balance Sheets - March 31, 2000 and December 31, 1999 .....    3

           Statements of Income - Three Months Ended
           March 31, 2000 and 1999 ...................................    4

           Statements of Cash Flows - Three Months
           Ended March 31, 2000 and 1999 .............................    5

           Notes to Financial Statements .............................  6-7

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations ............. 8-10

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk    10

Part II - Other Information:

  Item 6  Exhibits and Reports on  Form 8-K ..........................   11

Signatures ...........................................................   12

Item 1.  Financial Statements

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                           MARCH 31,DECEMBER 31,
                                                             2000      1999
                                                          (Unaudited)
                                                            -------      -------
Current Assets:
 Cash and equivalents ................................      $ 4,546      $ 4,626
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2000 and 1999 .........        2,696        3,251
 Materials and supplies ..............................        1,884        2,107
 Prepaid expenses and other ..........................          136          181
 Deferred income taxes ...............................           57           58
                                                            -------      -------
  Total Current Assets ...............................        9,319       10,223
Property and Equipment, net ..........................       64,501       64,156
Land Held for Development ............................       11,851       11,851
Goodwill, net ........................................          117          141
                                                            -------      -------
Total Assets .........................................      $85,788      $86,371
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 2,085      $ 2,347
 Accrued expenses ....................................          538          650
                                                            -------      -------
  Total Current Liabilities ..........................        2,623        2,997
                                                            -------      -------
Profit-Sharing Plan Contribution .....................          400          400
                                                            -------      -------
Deferred Grant Income ................................        7,377        7,421
                                                            -------      -------
Deferred Income Taxes ................................        8,843        8,870
                                                            -------      -------
Commitments and Contingent Liabilities
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  647 shares .........................................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,284,859 shares in 2000 and 4,281,280
  shares in 1999 .....................................        2,142        2,141
 Additional paid-in capital ..........................       28,540       28,519
 Retained earnings ...................................       35,831       35,991
                                                            -------      -------
  Total Shareholders' Equity .........................       66,545       66,683
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $85,788      $86,371
                                                            =======      =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                        STATEMENTS OF INCOME (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                                     Three Months Ended March 31
                                                             2000          1999
                                                           -------       -------
Operating Revenues - Freight and Non-Freight ........      $ 5,266       $ 4,926
                                                           -------       -------
Operating Expenses:
 Maintenance of way and structures ..................          955           720
 Maintenance of equipment ...........................          625           541
 Transportation .....................................        1,477         1,275
 General and administrative .........................          951           903
 Depreciation .......................................          633           564
 Taxes, other than income taxes .....................          624           620
 Car hire, net ......................................          185           167
                                                           -------       -------
  Total Operating Expenses ..........................        5,450         4,790
                                                           -------       -------
Income (Loss) from Operations .......................         (184)          136
Other Income ........................................          221           269
                                                           -------       -------
Income before Income Taxes ..........................           37           405
                                                           -------       -------
Provision for Income Taxes:
 Current ............................................           49            95
 Deferred ...........................................          (26)           50
                                                           -------       -------
  Total Provision for Income Taxes ..................           23           145
                                                           =======       =======
Net Income ..........................................      $    14       $   260

Preferred Stock Dividends ...........................            3             3
                                                           -------       -------
Net Income Available to Common Shareholders .........      $    11       $   257
                                                           =======       =======

Basic Income Per Common Share .......................      $  --         $   .06
                                                           =======       =======
Diluted Income Per Common Share .....................      $  --         $   .06
                                                           =======       =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                     Three Months Ended March 31
                                                             2000          1999
                                                            -------      -------
Cash flows from operating activities:

Net income ...........................................     $    14      $   260
Adjustments to reconcile net income to net
 cash flows from operating activities:
 Depreciation and amortization .......................         656          581
 Amortization of deferred grant income ...............         (44)         (41)
 Gains from sale and disposal of properties,
  equipment and easements, net .......................         (32)         (63)
 Deferred income taxes (benefit) .....................         (26)          50
 Increase (decrease) in cash from:
  Accounts receivable ................................         256         (108)
  Materials and supplies .............................         223         (159)
  Prepaid expenses and other .........................          45           97
  Accounts payable and accrued expenses ..............        (191)        (179)
                                                           -------      -------
Net cash flows from operating activities .............         901          438
                                                           -------      -------

Cash flows from Investing Activities:
Purchase of property and equipment ...................      (1,177)      (3,670)
Proceeds from sale of properties, equipment
 and easements .......................................          60           78
Proceeds from deferred grant income ..................         290          144

                                                           -------      -------
Net cash flows used by investing activities ..........        (827)      (3,448)
                                                           -------      -------

Cash Flows from Financing Activities:
Dividends paid .......................................        (174)        (130)
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          20           32
                                                           -------      -------
Net cash flows used by financing activities ..........        (154)         (98)
                                                           -------      -------

Decrease in Cash and Equivalents .....................         (80)      (3,108)
Cash and Equivalents, Beginning of Period ............       4,626        7,294
                                                           -------      -------
Cash and Equivalents, End of Period ..................     $ 4,546      $ 4,186
                                                           =======      =======

Supplemental disclosures:
Cash paid during the period for Income taxes .........     $  --        $    53
                                                           =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

2.   Changes in Shareholders' Equity:

                                                                         Total
                                          Additional                     Share
                                 Preferred Common    Paid-in   Retained holders'
                                   Stock    Stock    Capital   Earnings  Equity
                                  -------  -------   -------   -------  -------
     Balance December 31,1999 ..  $    32  $ 2,141   $28,519   $35,991  $66,683
     Issuance of 3,579
      common shares for
      employee stock
      purchases and other ......                 1        21                 22
     Dividends:
      Preferred stock,
      $5.00 per share ..........                                    (3)      (3)
      Common stock, $.04
      per share ................                                  (171)    (171)
     Net income for the
     period ...................                                     14       14
                                  -------  -------   -------   -------  -------
     Balance March 31, 2000 ....  $    32  $ 2,142   $28,540   $35,831  $66,545
                                  =======  =======   =======   =======  =======

3.   Other Income:

                                                              2000          1999
                                                             ------       ------
     Gains from sale and disposal of properties,
      equipment and easements, net ......................     $ 32          $ 63
     Rentals ............................................      122           148
     Interest ...........................................       67            58
                                                              ----          ----
                                                              $221          $269
                                                              ====          ====

4.   Income per Share:

     Basic income per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income per common share reflects the effect of the Company's outstanding convertible preferred stock, options and warrants except where such items would be antidilutive.

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                                           2000           1999
                                                        ---------      ---------
     Weighted average shares for basic ..............    4,281,394     4,230,052
     Dilutive effect of convertible preferred
      stock, options and warrants ...................       68,431        91,270
                                                         ---------     ---------
     Weighted average shares for diluted ............    4,349,825     4,321,322
                                                         =========     =========

     Options and warrants to purchase 197,012 and 191,020 shares of common stock were outstanding during the quarter ended March 31, 2000 and 1999 respectively, but were not included in the computation of diluted earnings per common share because their effect would be antidilutive.

5.   Commitments and Contingent Liabilities:

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

6.   Dividends:

     On April 26, 2000, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable May 25, 2000 to shareholders of record May 11, 2000.

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

Results of Operations

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                                                Three Months Ended March 31
                                         --------------------------------------
                                                 2000                  1999
                                         --------------------------------------
                                           (In thousands, except percentages)
Freight Revenues:
  Conventional carloads ............     $4,220        80.1%   $4,010      81.4%
  Containers .......................        632        12.0       510      10.4
Non-Freight Operating Revenues:
  Transportation services ..........        259         4.9       140       2.8
  Other ............................        155         3.0       266       5.4
                                         ------       -----    ------     -----
     Total .........................     $5,266       100.0%   $4,926     100.0%
                                         ======       =====    ======     =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                                Three Months Ended March 31
                                         --------------------------------------
                                                 2000                  1999
                                         --------------------------------------
                                           (In thousands, except percentages)
Salaries, wages, payroll taxes
 and  employee  benefits ...............    $3,091       58.7%  $2,927     59.4%
Casualties and insurance ...............       150        2.8      157      3.2
Depreciation and amortization ..........       656       12.5      581     11.8
Diesel fuel ............................       293        5.6      115      2.3
Car hire, net ..........................       185        3.5      167      3.4
Purchased services, including
 legal and professional fees ...........       274        5.2      424      8.6
Repair and maintenance of equipment ....       318        6.0      269      5.5
Track and signal materials .............       521        9.9      403      8.2
Other materials and supplies ...........       262        5.0      332      6.7
Other ..................................       372        7.1      403      8.2
                                            ------      -----   ------    -----
  Total ................................     6,122      116.3    5,778    117.3
  Less capitalized and
   recovered costs .....................       672       12.8      988     20.1
                                            ------      -----   ------    -----
     Total .............................    $5,450      103.5%  $4,790     97.2%
                                            ======      =====   ======    =====

Operating Revenues:

Operating revenues increased $340,000, or 6.9%, to $5.3 million in the first quarter of 2000 from $4.9 million in the first quarter of 1999. This increase is the result of a $210,000 (5.2%) increase in conventional freight revenues, a $122,000 (23.9%) increase in net container freight revenues and an $8,000 (2.0%) increase in non-freight operating revenues.

The increase in conventional freight revenues is attributable to an increase in traffic volume, partially offset by a decrease in the average revenue received per conventional carloading of approximately 3.0%. The Company's conventional freight carloadings increased by 436, or 8.5%, to 5,595 in 2000 from 5,159 in 1999. The increase in conventional carloadings results from new customers as well as increased rail traffic from certain existing customers. A change in the mix of traffic during the quarter toward lower margin commodities, such as construction aggregate traffic, accounts for the reduction in the average revenue received per conventional carloading.

The increase in net container freight revenues is primarily the result of an increase in container traffic volume. Total intermodal containers handled increased by 2,587, or 19.9%, to 15,569 containers in the first quarter of 2000 from 12,982 containers in 1999. The average revenue received per container increased by approximately 3.3% due to increases in certain railroad industry cost indices and to variations in the mix of containers handled.

The small increase in non-freight operating revenues results from increases in demurrage and other transportation-related revenues partially offset by decreases in Maintenance of Way Department billings. Such revenues can vary from period to period depending upon customer needs.

Operating Expenses:

Operating expenses increased $660,000, or 13.8%, to $5.5 million in the first quarter of 2000 from $4.8 million in 1999. Operating expenses as a percentage of operating revenues ("operating ratio") increased to 103.5% in the first quarter of 2000 from 97.2% in 1999. The increase in operating expenses is attributable to a number of factors, among the more significant of which are the following:

  o Diesel fuel expense increased by $178,000, or 154.8%, to $293,000 in the first quarter of 2000 from $115,000 in 1999 as a result of sharply increased costs in effect for petroleum products.

  o Depreciation and amortization expense increased by $75,000, or 12.9%, to $656,000 in the first quarter of 2000 from $581,000 in 1999 due to recent property and equipment additions and amortization of goodwill.

  o Costs capitalized and recovered through projects funded by public grants and contracts decreased by $316,000, or 32.0% to $672,000 in the first quarter of 2000 from $988,000 in 1999.

The Company's operating expenses are of a relatively fixed nature and do not increase or decrease proportionately with variations in operating revenues. In addition the Company's operating ratio is typically near 100% for the first quarter of each year since the seasonal nature of certain of its freight traffic and winter weather conditions typically result in lower levels of freight revenues and proportionally higher levels of operating expenses for that quarter.

Provision for Income Taxes:

The provision for income taxes for the first quarter of 2000 is equal to 62.2% of pre-tax income. This abnormally high percentage is attributable to the disproportionate impact of non- deductible expenses when pre-tax income is at a marginal level.

Liquidity and Capital Resources

During the first quarter of 2000 the Company generated $901,000 of cash from operations. Total cash and equivalents decreased by $80,000 for the quarter. The principal utilization of cash during the quarter was for expenditures for property and equipment, of which $619,000 was for additions and improvements to track structure, and for the payment of dividends.

In management's opinion cash generated from operations during the remainder of 2000 will be sufficient to enable the Company to meet its operating expenses and capital expenditure and dividend requirements.

Seasonality

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.

Recent Accounting Pronouncements

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

Item  3.  Quantitative and Qualitative Disclosures  About  Market Risk

Cash and Equivalents

As of March 31, 2000, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at March 31, 2000. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

PART II - Other Information

Item 6.Exhibits and Reports on Form 8-K

     (b) Noreports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PROVIDENCE AND WORCESTER
                                      RAILROAD COMPANY



                                     By: /s/ Orville R. Harrold
                                         ---------------------------------
                                         Orville R. Harrold, President

                                     By: /s/ Robert J. Easton
                                         ---------------------------------
                                         Robert J. Easton
                                         Treasurer and Principal
                                         Financial Officer


DATED:  May 9, 2000