Form 10-Q
period 2000-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2000-08-09
CIK 831968

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2000

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

As of August 1, 2000, the registrant has 4,344,386 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index

  Part I - Financial Information

   Item 1 - Financial Statements:

            Balance Sheets - June 30, 2000 and December 31, 1999 ......    3

            Statements of Income - Three and Six Months Ended
            June 30, 2000 and 1999 ....................................    4

            Statements of Cash Flows -  Six Months
            Ended June 30, 2000 and 1999 ..............................    5

            Notes to Financial Statements .............................  6-7

   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations ............. 8-12

   Item 3 - Quantitative and Qualitative Disclosures About Market Risk.   12

  Part II - Other Information:

   Item 4  Submission of Matters to a Vote of Security Holders.........   13

   Item 6  Exhibits and Reports on  Form 8-K ..........................   13

Signatures ............................................................   14

Item 1.  Financial Statements
-----------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS

                                                           JUNE 30, DECEMBER 31,
                                                             2000        1999
                                                          (Unaudited)
                                                            -------      -------
Current Assets:
 Cash and equivalents ................................      $ 4,565      $ 4,626
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2000 and 1999 .........        4,609        3,251
 Materials and supplies ..............................        1,725        2,107
 Prepaid expenses and other ..........................          132          181
 Deferred income taxes ...............................           91           58
                                                            -------      -------
  Total Current Assets ...............................       11,122       10,223
Property and Equipment, net ..........................       64,670       64,156
Land Held for Development ............................       11,851       11,851
Goodwill, net ........................................           94          141
                                                            -------      -------
Total Assets .........................................      $87,737      $86,371
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 2,465      $ 2,347
 Accrued expenses ....................................          649          650
 Income taxes ........................................          468           --
                                                            -------      -------
  Total Current Liabilities ..........................        3,582        2,997
                                                            -------      -------
Profit-Sharing Plan Contribution .....................          176          400
                                                            -------      -------
Deferred Grant Income ................................        7,333        7,421
                                                            -------      -------
Deferred Income Taxes ................................        8,845        8,870

Commitments and Contingent Liabilities
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  647 shares .........................................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,344,386 shares in 2000 and 4,281,280
  shares in 1999 .....................................        2,172        2,141
 Additional paid-in capital ..........................       28,922       28,519
 Retained earnings ...................................       36,675       35,991
                                                            -------      -------
  Total Shareholders' Equity .........................       67,801       66,683
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $87,737      $86,371
                                                            =======      =======

               The accompanying notes are an integral part of the
                              financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                        STATEMENTS OF INCOME (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                        Three Months Ended    Six Months Ended
                                             June 30,              June 30,
                                          2000       1999       2000       1999
                                        -------    -------    -------    -------
Operating Revenues - Freight
 and Non-Freight ...................    $ 6,041    $ 5,507    $11,307    $10,433
                                        -------    -------    -------    -------

Operating Expenses:
 Maintenance of way and
  structures .......................      1,059        804      2,014      1,524
 Maintenance of equipment ..........        532        559      1,157      1,100
 Transportation ....................      1,630      1,414      3,107      2,689
 General and administrative ........      1,074        990      2,025      1,893
 Depreciation ......................        633        600      1,266      1,164
 Taxes, other than income
  taxes ............................        644        579      1,268      1,199
 Car hire, net .....................        186         95        371        262
                                        -------    -------    -------    -------
  Total Operating Expenses .........      5,758      5,041     11,208      9,831
                                        -------    -------    -------    -------

Income from Operations .............        283        466         99        602

Other Income .......................      1,277        153      1,498        422
                                        -------    -------    -------    -------

Income before Income Taxes .........      1,560        619      1,597      1,024
Provision for Income Taxes .........        542        230        565        375
                                        -------    -------    -------    -------
Net Income .........................      1,018        389      1,032        649

Preferred Stock Dividends ..........         --         --          3          3
                                        -------    -------    -------    -------
Net Income Available to Common
 Shareholders ......................    $ 1,018    $   389    $ 1,029    $   646
                                        =======    =======    =======    =======

Basic Income Per Common Share ......    $   .24    $   .09    $   .24    $   .15
                                        =======    =======    =======    =======

Diluted Income Per Common
 Share .............................    $   .23    $   .09    $   .24    $   .15
                                        =======    =======    =======    =======

               The accompanying notes are an integral part of the
                              financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                       Six Months Ended June 30,
                                                              2000        1999
                                                           -------      -------
Cash flows from operating activities:
Net income ...........................................     $ 1,032      $   649
Adjustments to reconcile net income to net
 cash flows from operating activities:
 Depreciation and amortization .......................       1,313        1,206
 Amortization of deferred grant income ...............         (87)         (83)
 Profit-sharing plan contribution to be
  funded with common stock ...........................         168           69
 Gain from sales of properties, equipment
  and easements, net .................................      (1,119)         (70)
 Deferred income taxes ...............................         (58)          95
 Increase (decrease) in cash from:
  Accounts receivable ................................        (616)        (407)
  Materials and supplies .............................         382         (298)
  Prepaid expenses and other .........................          49          212
  Accounts payable and accrued expenses ..............         839         (265)
                                                           -------      -------
Net cash flows provided by operating
 activities ..........................................       1,903        1,108
                                                           -------      -------
Cash flows from Investing Activities:
Purchase of property and equipment ...................      (2,052)      (4,837)
Proceeds from sale of properties, equipment
 and easements .......................................         106           85
Proceeds from deferred grant income ..................         290          162
                                                           -------      -------
Net cash flows used by investing activities ..........      (1,656)      (4,590)
                                                           -------      -------
Cash Flows from Financing Activities:
Dividends paid .......................................        (348)        (301)
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          40           61
                                                           -------      -------
Net cash flows used by financing activities ..........        (308)        (240)
                                                           -------      -------

Decrease in Cash and Equivalents .....................         (61)      (3,722)
Cash and Equivalents, Beginning of Period ............       4,626        7,294
                                                           -------      -------
Cash and Equivalents, End of Period ..................     $ 4,565      $ 3,572
                                                           -------      -------
Supplemental disclosures:
Cash paid during the period for Income taxes .........     $    35      $    86
                                                           =======      =======

Non-cash transactions are described in Note 2.

               The accompanying notes are an integral part of the
                              financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the interim periods ended June 30, 2000 and 1999. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

2.   Changes in Shareholders' Equity:

                                                                        Total
                                                    Additional          Share
                              Preferred   Common     Paid-in   Retained holders'
                                Stock     Stock      Capital   Earnings Equity
                               -------    -------    -------   -------  -------
     Balance December 31,1999. $    32    $ 2,141    $28,519   $35,991  $66,683
     Issuance of 6,688
      common shares for
      employee stock
      purchases and other ....                  3         40                 43
     Issuance of 56,418
      common shares to
      fund the Company's
      1999 profit sharing
      plan contribution ......                 28        363                391
     Dividends:
      Preferred stock,
      $5.00 per share ........                                      (3)      (3)
      Common stock, $.08
      per share ..............                                    (345)    (345)
     Net income for the
      period .................                                   1,032    1,032
                               -------    -------    -------   -------  -------

     Balance June 30, 2000 ... $    32    $ 2,172    $28,922   $36,675  $67,801
                               =======    =======    =======   =======  =======

     During the six months ended June 30, 1999 the Company issued 31,095 shares of its common stock with an aggregate fair market value of $385 to fund its 1998 profit sharing plan contribution and issued 7,500 shares of its common stock with an aggregate fair market value of $82 in connection with the April 1998 acquisition of Connecticut Central Railroad Company.

3.   Other Income:

                                      Three Months Ended       Six Months Ended
                                            June 30,                 June 30,
                                     -------------------      ------------------
                                       2000        1999        2000        1999
                                      ------      ------      ------      ------
     Gain from sales of
      properties, equipment
      and easements, net .......      $1,087      $    7      $1,119      $   70
     Rentals ...................         122         103         244         251
     Interest ..................          68          43         135         101
                                      ------      ------      ------      ------
                                      $1,277      $  153      $1,498      $  422
                                      ======      ======      ======      ======

     Gain from sales of properties, equipment and easements for 2000 includes $1,041 from the sale of easements in June, which amount is included in accounts receivable as of June 30, 2000. The Company subsequently received payment of these funds in July 2000.

4.   Income per Share:

     Basic income per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income per common share reflects the effect of the Company's outstanding convertible preferred stock, options and warrants except where such items would be antidilutive.

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                     Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                   ---------------------   ---------------------
                                       2000        1999        2000        1999
                                   ---------   ---------   ---------   ---------
Weighted average shares
 for basic .....................   4,317,752   4,256,878   4,299,573   4,243,539
Dilutive effect of
 convertible preferred
 stock, options and
 warrants ......................      67,192      77,066      67,747      84,133
                                   ---------   ---------   ---------   ---------
Weighted average shares
 for diluted ...................   4,384,944   4,333,944   4,367,320   4,327,672
                                   =========   =========   =========   =========

     Options and warrants to purchase 205,205 shares of common stock were outstanding for the three and six month periods ended June 30, 2000, and options and warrants to purchase 182,710 and 190,890 shares of common stock were outstanding for the three and six month periods ended June 30, 1999 respectively, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

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

6.   Dividends:

     On July 26, 2000, the Company declared a dividend of $.04 per share on its outstanding common stock payable August 24, 2000 to shareholders of record August 10, 2000.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
----------------------------------------------
     FINANCIAL  CONDITION AND RESULTS OF OPERATIONS
     ----------------------------------------------

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

Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                       Three Months Ended June 30,  Six Months Ended June 30,
                      ---------------------------- -----------------------------
                           2000            1999         2000           1999
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Freight Revenues:
 Conventional
  carloads ......     $4,974  82.3%  $4,550  82.6% $ 9,194  81.3%  $8,560  82.1%
 Containers .....        747  12.4      536   9.7    1,379  12.2    1,046  10.0
Non-Freight
 Operating
 Revenues:
 Transportation
  services ......        249   4.1       98   1.8      508   4.5      238   2.3
 Other ..........         71   1.2      323   5.9      226   2.0      589   5.6
                      ------ ------  ------ ------ ------- ------ -------  -----
   Total ........     $6,041 100.0%  $5,507 100.0% $11,307 100.0% $10,433 100.0%
                      ====== ======  ====== ====== ======= ====== ======= ======

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                       Three Months Ended June 30,  Six Months Ended June 30,
                      ---------------------------- -----------------------------
                           2000            1999         2000           1999
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Salaries, wages,
 payroll taxes
 and  employee
 benefits .......     $3,284  54.4%  $3,092  56.1% $ 6,375  56.4% $ 6,019  57.7%
Casualties and
 insurance ......        241   4.0      173   3.1      391   3.5      330   3.2%
Depreciation and
 amortization ...        657  10.9      625  11.4    1,313  11.6    1,206  11.5
Diesel fuel .....        298   4.9      192   3.5      591   5.2      307   2.9
Car hire, net ...        186   3.1       95   1.7      371   3.3      262   2.5
Purchased
 services,
 including legal
 and professional
 fees ...........        359   5.9      612  11.1      633   5.6    1,036   9.9
Repair and
 maintenance of
 equipment ......        239   4.0      263   4.8      557   4.9      532   5.1
Track and signal
 materials ......        715  11.8      470   8.5    1,236  10.9      873   8.4
Other materials
 and supplies ...        231   3.8      232   4.2      493   4.4      564   5.4
Other ...........        412   6.8      346   6.3      784   6.9      749   7.2
                      ------ ------  ------ ------ ------- ------ ------- ------
 Total ..........      6,622 109.6    6,100 110.7   12,744 112.7   11,878 113.8
 Less capitalized
  and recovered
  costs  .........       864  14.3    1,059  19.2    1,536  13.6    2,047  19.6
                      ------ ------  ------ ------ ------- ------ ------- ------
   Total  ........    $5,758  95.3%  $5,041  91.5% $11,208  99.1% $ 9,831  94.2%
                      ====== ======  ====== ====== ======= ====== ======= ======

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Operating Revenues:

Operating revenues increased $874,000, or 8.4%, to $11.3 million in the six months ended June 30, 2000 from $10.4 million in 1999. This increase is the net result of a $634,000 (7.4%) increase in conventional freight revenues and a $333,000 (31.8%) increase in net-container freight revenues partially offset by a $93,000 (11.2%) decrease in non-freight operating revenues.

The increase in conventional freight revenues is attributable to an increase in traffic volume and to a small increase in the average revenue received per conventional carloading of 1.1%. The Company's conventional freight carloadings increased by 827, or 6.3%, to 14,044 in 2000 from 13,217 in 1999. The increase in conventional carloadings results from new customers as well as increased rail traffic from certain existing customers. The increase in the average revenue received per conventional carloading is the net result of some moderate increases in freight rates offset, in part, by a small change in the mix of traffic toward lower margin commodities.

The increase in net container freight revenues is primarily the result of an increase in container traffic volume. Total intermodal containers handled increased by 7,255, or 27.4%, to 33,775 in the first six months of 2,000 from 26,520 in 1999. The average revenue received per container increased by 3.5% due to increases in certain railroad industry cost indices and to variations in the mix of containers handled.

The decrease in non-freight operating revenues is the net result of decreases in maintenance departmental billings partially offset by increases in demurrage and other transportation-related revenues. Such revenues can vary from period to period depending upon customer needs.

Operating Expenses:

Operating expenses increased $1.4 million, or 14.0%, to $11.2 million in the six months ended June 30, 2000 from $9.8 million in 1999. Operating expenses as a percentage of operating revenues ("operating ratio") increased to 99.1% in 2000 from 94.2% in 1999. The increase in operating expenses is attributable to a number of factors, among the more significant of which are the following:

  o Diesel fuel expense increased by $284,000, or 92.5%, to $591,000 in 2000 from $307,000 in 1999 due to sharply increased costs in effect for petroleum products.

  o Depreciation and amortization expense increased by $107,000, or 8.9%, to $1.3 million in 2000 from $1.2 million in 1999 due to recent property and equipment additions and amortization of goodwill.

  o Costs capitalized or recovered through projects funded by public grants and contracts decreased by $511,000, or 25.0%, to $1.5 million in 2000 from $2.0 million in 1999. The total costs recovered from such government grants and contracts can vary significantly from period to period.

  o The Company incurred a casualty loss of $100,000 in May 2000 as a result of the derailment of several rail cars.

  o  Employee  profit  sharing  expense  increased  by  $99,000,  or 142.8%,  to
     $168,000 in 2000 from $69,000 in 1999. This increase is entirely attributable to the significant increase in non- operating income which the Company earned in 2000 compared with 1999.

The Company's operating expenses are of a relatively fixed nature and do not increase or decrease proportionately with variations in operating revenues.

Other Income:

Other income increased $1.1 million, or 255.0%, to $1.5 million in the six months ended June 30, 2000 from $422,000 in 1999. This increase is primarily the result of a gain from the sale of easements in June 2000 in the amount of $1.0 million, payment of which was subsequently received in July 2000. While the Company has historically realized substantial amounts of income of this nature, the amount of such income can vary significantly from period to period.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Operating Revenues:

Operating revenues increased $534,000, or 9.7%, to $6.0 million in the second quarter of 2000 from $5.5 million in 1999. This increase is the net result of a $424,000 (9.3%) increase in conventional freight revenues and a $211,000 (39.4%) increase in net container freight revenues partially offset by a $101,000 (24.0%) decrease in non-freight operating revenues.

The increase in conventional freight revenues is attributable to an increase in traffic volume and to a 4.3% increase in the average revenue received per conventional carloading. The Company's conventional freight carloadings increased by 391, or 4.9%, to 8,449 in the second quarter of 2000 from 8,058 in 1999. The increase in conventional carloadings results from new customers as well as increased rail traffic from certain existing customers. The increase in the average revenue received per conventional carloading is the result of some moderate increases in freight rates as well as a change to the mix of traffic toward higher margin commodities.

The increase in net container freight revenues for the quarter is primarily the result of an increase in container traffic volume. Total intermodal containers handled increased by $4,668, or 34.5%, to 18,206 in the second quarter of 2000 from 13,538 in 1999. The average revenue received per container for the quarter increased by 3.6% due to increases in certain railroad industry cost indices and to variations in the mix of containers handled.

The decrease in non-freight operating revenues for the quarter is the net result of decreases in maintenance departmental billings partially offset by a increases in demurrage and other transportation-related revenues. Such revenues can vary from period to period depending upon customer needs.

Operating Expenses:

Operating expenses increased $717,000, or 14.2%, to $5.8 million in the second quarter of 2000 from $5.0 million in 1999. The operating ratio for the quarter increased to 95.3% in 2000 from 91.5% in 1999. The increase in operating expenses is attributable to a number of factors, among the more significant of which are the following:

  o Diesel fuel expense for the quarter increased by $106,000, or 55.2%, to $298,000 in 2000 from $192,000 in 1999 due to sharply increased costs in effect for petroleum products.

  o Depreciation and amortization expense increased by $32,000, or 5.1%, to $657,000 in the second quarter of 2000 from $625,000 in 1999 due to recent property and equipment additions and amortization of goodwill.

  o Costs capitalized or recovered through projects funded by public grants and contracts decreased by $195,000, or 18.4%, to $864,000 in the second quarter of 2000 from $1.1 million in 1999. The total costs recovered from such government grants and contracts can vary significantly from period to period.

  o The Company incurred a casualty loss of $100,000 in May 2000 as a result of the derailment of several rail cars.

  o Employee profit sharing expense increased by $99,000, or 142.8%, to $168,000 in the second quarter of 2000 from $69,000 in 1999. This increase is entirely attributable to the significant increase in non-operating income which the Company earned during the second quarter of 2000 compared with 1999.

Other Income:

Other income increased $1.1 million to $1.3 million in the second quarter of 2000 from $153,000 in 1999. This increase is due to a substantial increase in net gains realized from the sale of property and easements, principally $1.0 million derived from the sale of easements in June 2000. While the Company has historically realized substantial amounts of income of this nature, the amount of such income can vary significantly from period to period.

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 2000 the Company generated $1.9 million of cash from operations. Total cash and equivalents, however, decreased by $61,000 during the six month period. The principal utilization of cash during the period was for the payment of dividends and for expenditures for property and equipment, of which $1.1 million was for additions and improvements to the Company's track structure and bridges.

In management's opinion cash generated from operations during the remainder of 2000 will be sufficient to enable the Company to meet its operating expense, capital expenditure and dividend requirements.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting ("SAB") No. 101, "Revenue Recognition in financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB 101 must be adopted in the quarter ended December 31, 2000 and requires companies to report any changes in revenue recognition as a cumulative effect from a change in accounting principle at the time of adoption. Management is currently assessing the impact of SAB No. 101 on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of June 30, 2000, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at June 30, 2000. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

PART II - Other Information
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Annual Meeting of Stockholders was held on April 26, 2000. Of the 4,281,280 shares of common stock entitled to vote, 3,261,734 shares were present, in person or by proxy. Of the 647 shares of preferred stock entitled to vote, 510 shares were present, in person or by proxy.

          All directors of the Company are elected on an annual basis and the following were so elected at this Annual Meeting:

          Richard  W.  Anderson,  Robert H. Eder and  Merrill  W.  Sherman  were elected Common Stock Directors. Mr. Anderson received 3,212,483 affirmative votes and 49,251 negative votes, Mr. Eder received 3,200,883 affirmative votes and 60,851 negative votes and Ms. Sherman received 3,212,783 affirmative votes and 48,951 negative votes of common shares.

          Frank W.  Barrett,  John H.  Cronin,  J.  Joseph  Garrahy,  Orville R.
          Harrold, John J. Healy and Charles M. McCollam, Jr. were elected Preferred Stock Directors. Each director received 510 affirmative votes and no negative votes of preferred shares.

          A resolution was presented for the appointment of Deloitte & Touche LLP as independent auditors of the accounts of the Company for 2000. The resolution received 3,232,738 affirmative votes and 26,617 negative votes of common shares with 2,379 common shares abstaining. The resolution received 510 affirmative votes and no negative votes of preferred shares.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (b) A report on Form 8-K was filed on June 9, 2000 reporting that by press release dated June 8, 2000 the Registrant announced to the general public the commencement of construction of a 12 mile right-of-way bringing freight service into Hartford, Connecticut.

                                   SIGNATURES
                                   ----------

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


DATED:  August 9, 2000