Form 10-Q
period 2000-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2000-11-08
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended September 30, 2000

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

As of October 31, 2000, the registrant has 4,348,258 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index



Part I - Financial Information

     Item 1 - Financial Statements:

           Balance  Sheets  - September 30, 2000  and  December
           31, 1999 ......................................................    3

           Statements of Income - Three and
           Nine Months Ended September 30, 2000
           and 1999 ......................................................    4

           Statements of Cash Flows - Nine
           months Ended September 30, 2000 and 1999 ......................    5

           Notes to Financial Statements .................................  6-7

     Item 2 -Management's Discussion and Analysis of Financial Condition and
           Results of Operations ......................................... 8-11

     Item 3 -Quantitative and Qualitative Disclosures About Market Risk...   11

Part II - Other Information:

     Item 6 - Exhibits and Reports on  Form 8-K ..........................   12

Signatures ...............................................................   13

Item 1.  Financial Statements
-----------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                       September 30,December 31,
                                                             2000         1999
                                                         (Unaudited)
                                                            -------      -------

Current Assets:
 Cash and equivalents ................................      $ 5,462      $ 4,626
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2000 and 1999 .........        3,933        3,251
 Materials and supplies ..............................        1,630        2,107
 Prepaid expenses and other ..........................          207          181
 Deferred income taxes ...............................           89           58
                                                            -------      -------
  Total Current Assets ...............................       11,321       10,223
Property and Equipment, net ..........................       64,867       64,156
Land Held for Development ............................       11,851       11,851
Goodwill, net ........................................           70          141
                                                            -------      -------
Total Assets .........................................      $88,109      $86,371
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 2,210      $ 2,347
 Accrued expenses ....................................          728          650
 Income taxes payable ................................          359         --
                                                            -------      -------
  Total Current Liabilities ..........................        3,297        2,997
                                                            -------      -------
Profit-Sharing Plan Contribution .....................          268          400
                                                            -------      -------
Deferred Grant Income ................................        7,842        7,421
                                                            -------      -------
Deferred Income Taxes ................................        8,551        8,870
                                                            -------      -------
Commitments and Contingent Liabilities................
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  645 shares in 2000 and 647 shares in 1999 ..........           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,348,183 shares in 2000 and 4,281,280
  shares in 1999 .....................................        2,174        2,141
 Additional paid-in capital ..........................       28,942       28,519
 Retained earnings ...................................       37,003       35,991
                                                            -------      -------
  Total Shareholders' Equity .........................       68,151       66,683
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $88,109      $86,371
                                                            =======      =======

               The accompanying notes are an integral part of the
                              financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                        STATEMENTS OF INCOME (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                          2000       1999       2000       1999
                                        -------    -------    -------    -------
Operating Revenues - Freight
 and Non-Freight ...................    $ 6,138    $ 5,961    $17,445    $16,394
                                        -------    -------    -------    -------

Operating Expenses:
 Maintenance of way and
  structures .......................        910      1,116      2,924      2,640
 Maintenance of equipment ..........        551        532      1,708      1,632
 Transportation ....................      1,547      1,549      4,654      4,238
 General and administrative ........      1,028      1,206      3,053      3,099
 Depreciation ......................        637        618      1,903      1,782
 Taxes, other than income
  taxes ............................        643        573      1,911      1,772
 Car hire, net .....................        241        161        612        423
                                        -------    -------    -------    -------
  Total Operating Expenses .........      5,557      5,755     16,765     15,586
                                        -------    -------    -------    -------

Income from Operations .............        581        206        680        808

Other Income .......................        246      2,417      1,744      2,839
                                        -------    -------    -------    -------
Income before Income Taxes .........        827      2,623      2,424      3,647

Provision for Income Taxes .........        325        935        890      1,310
                                        -------    -------    -------    -------

Net Income .........................        502      1,688      1,534      2,337

Preferred Stock Dividends ..........       --         --            3          3
                                        -------    -------    -------    -------
Net Income Available to Common
 Shareholders ......................    $   502    $ 1,688    $ 1,531    $ 2,334
                                        =======    =======    =======    =======

Basic Income Per Common Share ......    $   .12    $   .39    $   .35    $   .55
                                        =======    =======    =======    =======

Diluted Income Per Common
 Share .............................    $   .11    $   .39    $   .35    $   .54
                                        =======    =======    =======    =======


               The accompanying notes are an integral part of the
                              financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                 Nine Months Ended September 30,
                                                             2000         1999
                                                           -------      -------
Cash Flows from Operating Activities:
Net income ...........................................     $ 1,534      $ 2,337
Adjustments to reconcile net income to net
 cash flows from operating activities:
 Depreciation and amortization .......................       1,974        1,850
 Amortization of deferred grant income ...............        (131)        (124)
 Profit-sharing plan contribution to be
  funded with common stock ...........................         260          360
 Gain from sales of properties and
  easements, net .....................................      (1,194)      (2,333)
 Deferred income tax (benefit) expense ...............        (350)          30
 Increase (decrease) in cash from:
  Accounts receivable ................................        (651)        (945)
  Materials and supplies .............................         477         (381)
  Prepaid expenses and other .........................         (26)         439
  Accounts payable and accrued expenses ..............         565          113
                                                           -------      -------
Net cash flows provided by operating
 activities ..........................................       2,458        1,346
                                                           -------      -------

Cash Flows from Investing Activities:
Purchase of property and equipment ...................      (2,896)      (6,056)
Proceeds from sales of properties and
 easements ...........................................       1,221        2,347
Proceeds from deferred grant income ..................         513          518
                                                           -------      -------
Net cash flows used by investing activities ..........      (1,162)      (3,191)
                                                           -------      -------

Cash Flows from Financing Activities:
Dividends paid .......................................        (522)        (471)
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          62           94
                                                           -------      -------
Net cash flows used by financing activities ..........        (460)        (377)
                                                           -------      -------

Increase (Decrease) in Cash and Equivalents ..........         836       (2,222)
Cash and Equivalents, Beginning of Period ............       4,626        7,294
                                                           -------      -------
Cash and Equivalents, End of Period ..................     $ 5,462      $ 5,072
                                                           -------      -------

Supplemental Disclosures:

Cash paid during the period for income taxes .........     $   888      $   660
                                                           =======      =======

Non-cash transactions are described in Note 2.

               The accompanying notes are an integral part of the
                              financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the interim periods ended September 30, 2000 and 1999. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

2.   Changes in Shareholders' Equity:

                                                                        Total
                                                    Additional          Share
                              Preferred   Common     Paid-in   Retained holders'
                                Stock     Stock      Capital   Earnings Equity
                               -------    -------    -------   -------  -------
     Balance December 31,1999. $    32    $ 2,141    $28,519   $35,991  $66,683
     Issuance of 10,485
      common shares for stock
      options exercised,
      employee stock
      purchases, conversion
      of 2 preferred shares
      and other .............                   5         60                 65
     Issuance of 56,418
      common shares to
      fund the Company's
      1999 profit sharing
      plan contribution ......                 28        363                391
     Dividends:
      Preferred stock,
      $5.00 per share ........                                      (3)      (3)
      Common stock, $.12
      per share ..............                                    (519)    (519)
     Net income for the
      period .................                                   1,534    1,534
                              -------     -------    -------   -------  -------
     Balance
      September30, 2000 ..... $    32     $ 2,174    $28,942   $37,003  $68,151
                              =======     =======    =======   =======  =======

     During the nine months ended September 30, 1999 the Company issued 31,095 shares of its common stock with an aggregate fair market value of $385 to fund its 1998 profit sharing plan contribution and issued 7,500 shares of its common stock with an aggregate fair market value of $82 in connection with the April 1998 acquisition of Connecticut Central Railroad Company.

3.   Other Income:

                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                   -------------------       -------------------
                                    2000         1999         2000         1999
                                   ------       ------       ------       ------
     Gain from sales of
      properties, equipment
      and easements, net .......   $   75       $2,263       $1,194       $2,333
     Rentals ...................       88           99          332          350
     Interest ..................       83           55          218          156
                                   ------       ------       ------       ------
                                   $  246       $2,417       $1,744       $2,839
                                   ======       ======       ======       ======

     Gain from sales of properties and easements for 2000 includes $1,092 received from the sale of permanent easements and for 1999 includes $2,107 received from the sale of fiber optics cable licenses.

4.   Income Per Share:

     Basic income per common share is computed using the weighted average number of common shares outstanding during each period. Diluted income per common share reflects the effect of the Company's outstanding convertible preferred stock, options and warrants except where such items would be antidilutive.

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                   ---------------------   ---------------------
                                     2000        1999        2000        1999
                                   ---------   ---------   ---------   ---------
     Weighted average shares-
      basic ..................     4,344,819   4,274,679   4,314,765   4,254,033
     Dilutive effect of
      convertible preferred
      stock, options and
      warrants ...............        67,607      75,679      67,559      75,477
                                   ---------   ---------   ---------   ---------
     Weighted average shares-
      diluted ................     4,412,426   4,350,358   4,382,234   4,329,510
                                   =========   =========   =========   =========

     Options and warrants to purchase 201,273 shares and 205,075 shares of common stock were outstanding for the three and nine month periods ended September 30, 2000, respectively, and options and warrants to purchase 190,554 shares of common stock were outstanding for each of the three and nine month periods ended September 30, 1999 but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

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

6.   Dividends:

     On October 25, 2000, the Company declared a dividend of $.04 per share on its outstanding common stock payable November 23, 2000 to shareholders of record November 9, 2000.

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

Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                           Three Months Ended           Nine Months Ended
                              September 30,                September 30,
                      ---------------------------- -----------------------------
                           2000            1999         2000           1999
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Freight Revenues:
 Conventional
  carloads ......     $4,950  80.6%  $4,939  82.9% $14,144  81.1% $13,499  82.3%
 Containers .....        852  13.9      706  11.8    2,231  12.8    1,752  10.7
Non-Freight
 Operating
 Revenues:
 Transportation
  services ......        247   4.0      133   2.2      755   4.3      371   2.3
 Other ..........         89   1.5      183   3.1      315   1.8      772   4.7
                      ------ ------  ------ ------ ------- ------ ------- -----
   Total ........     $6,138 100.0%  $5,961 100.0% $17,445 100.0% $16,394 100.0%
                      ====== ======  ====== ====== ======= ====== ======= ======

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                           Three Months Ended           Nine Months Ended
                              September 30,                September 30,
                      ---------------------------- -----------------------------
                           2000            1999         2000           1999
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Salaries, wages,
 payroll taxes and
 employee benefits    $3,177  51.8%  $3,296  55.3% $ 9,552  54.8  $ 9,315  56.8%
Casualties and
 insurance ..........    150   2.5      259   4.3      541   3.1      589   3.6
Depreciation and
 amortization .......    660  10.8      644  10.8    1,974  11.3    1,850  11.3
Diesel fuel .........    321   5.2      228   3.8      912   5.2      535   3.2
Car hire, net .......    241   3.9      161   2.7      612   3.5      423   2.6
Purchased
 services,
 including legal
 and professional
 fees ...............    467   7.6      703  11.8    1,100   6.3    1,739  10.6
Repair and
 maintenance of
 equipment ..........    253   4.1      263   4.4      810   4.7      795   4.8
Track and signal
 materials ..........    522   8.5      550   9.2    1,758  10.1    1,423   8.7
Other materials
 and supplies .......    193   3.1      320   5.4      686   3.9      884   5.4
Other ...............    389   6.3      344   5.8    1,172   6.7    1,093   6.7
                      ------ ------  ------ ------ ------- ------ ------- ------
 Total ............... 6,373 103.8    6,768 113.5   19,117 109.6   18,646 113.7
 Less capitalized
  and recovered
  costs ..............   816  13.3    1,013  17.0    2,352  13.5    3,060  18.6
                      ------ ------  ------ ------ ------- ------ ------- ------
   Total ........... $ 5,557  90.5%  $5,755  96.5% $16,765  96.1% $15,586  95.1%
                      ====== ======  ====== ====== ======= ====== ======= ======

Nine Months Ended September 30, 2000 Compared to Nine Months
Ended September 30, 1999

Operating Revenues:


Operating revenues increased $1.0 million, or 6.4%, to $17.4 million in the nine months ended September 30, 2000 from $16.4 million in 1999. This increase is the net result of a $645,000 (4.7%) increase in conventional freight revenues and a $479,000 (27.3%) increase in net container freight revenues partially offset by a $73,000 (6.4%) decrease in non-freight operating revenues.

The increase in conventional freight revenues is attributable to an increase in traffic volume and to a 2.0% increase in the average revenue received per conventional carloading. The Company's conventional freight carloadings increased by 604, or 2.7%, to 22,902 in 2000 from 22,298 in 1999. The increase in conventional carloadings results from new customers, as well as increased rail traffic from certain existing customers. The increase in the average revenue received per conventional carloading is primarily the result of some moderate increases in freight rates.

The increase in net container freight revenue is primarily the result of an increase in container traffic volume. Intermodal containers handled increased by 9,682, or 21.8%, to 54,028 in the nine months ended September 30, 2000 from 44,346 in 1999. The average revenue received per container increased by 4.5% due to increases in certain railroad industry cost indices and to variations in the mix of containers handled.

The decrease in non-freight operating revenues is the net result of decreases in maintenance departmental billings partially offset by increases in demurrage and other transportation related revenues. Such revenues can vary from period to period depending upon customer needs. The increase in demurrage revenue is related to the increase in net car hire expense incurred during the period.


Operating Expenses:

Operating expenses increased $1.2 million, or 7.6%, to $16.8 million in the nine months ended September 30, 2000 from $15.6 million in 1999. Operating expenses as a percentage of operating revenues ("operating ratio") increased to 96.1% in 2000 from 95.1% in 1999. The increase in operating expenses is attributable to a number of factors, among the more significant of which are the following:

  o Diesel fuel expense increased by $377,000, or 70.5%, to $912,000 in 2000 from $535,000 in 1999 due to sharply increased costs in effect for petroleum products.

  o Depreciation and amortization expense increased by $123,000, or 6.6%, to $2.0 million in 2000 from $1.9 million in 1999 due to recent property and equipment additions and amortization of goodwill.

  o Costs capitalized or recovered through projects funded by public grants and contracts decreased by $708,000, or 23.1%, to $2.4 million in 2000 from $3.1 million in 1999. The total costs recovered from such government grants and contracts can vary significantly from period to period.

Most of the Company's operating expenses are of a relatively fixed nature and do not increase or decrease proportionately with variations in operating revenues.

Other income decreased $1.1 million, or 38.6%, to $1.7 million in 2000 from $2.8 million in 1999. This decrease is primarily due to a decrease in income from the sale of fiber optics licenses and permanent easements. The amount of income realized by the Company from the sale of properties and easements varies significantly from period to period.


Three Months Ended September 30, 2000 Compared to Three Months
Ended September 30, 1999

Operating Revenues:

Operating revenues increased $177,000, or 3.0%, to $6.1 million in the third quarter of 2000 from $6.0 million in 1999. This increase is the combined result of an $11,000 (.2%) increase in conventional freight revenues, a $146,000 (20.7%) increase in net container freight revenues and a $20,000 (6.3%) increase in non- freight operating revenues.

The small increase in conventional freight revenues is attributable to a 2.7% increase in the average revenue received per conventional carloading partially offset by a decrease in traffic volume. The Company's conventional freight carloadings decreased by 223, or 2.5%, to 8,858 in the third quarter of 2000 from 9,081 in 1999. The decrease in conventional carloadings is the result of a net decrease in carloadings for existing customers partially offset by traffic from new customers. The increase in the average revenue received per conventional carloading is the result of some moderate increases in freight rates as well as a change in the mix of traffic toward higher margin commodities. Shipments of scrap metal, a lower margin commodity, account for a significant portion of the decrease in conventional traffic volume during the quarter.

The increase in net container freight revenues for the quarter is the result of an increase in container traffic volume and a 6.2% increase in the average revenue received per container. Total intermodal containers handled increased by 2,427, or 13.6%, to 20,253 in the third quarter of 2000 from 17,826 in 1999. The increase in revenue per container is attributable to increases in certain railroad cost indices and to variations in the mix of containers handled.

The increase in non-freight operating revenues for the quarter is the result of increased demurrage and other transportation related revenues partially offset by decreases in maintenance departmental billings. Such revenues can vary from period to period depending upon customer needs. The increase in demurrage revenue is related to the increase in net car hire expense incurred during the quarter.


Operating Expenses:

Operating expenses decreased $198,000, or 3.4%, to $5.6 million in the third quarter of 2000 from $5.8 million in 1999. The operating ratio for the quarter decreased to 90.5% in 2000 from 96.5% in 1999. This decrease is primarily attributable to a decrease in employee profit sharing expense of $199,000 to $92,000 in the third quarter of 2000 from $291,000 in 1999. This decrease is directly related to the decrease in other income experienced during the quarter. Increases in other categories of operating expenses were entirely offset by decreases in the remaining operating expense categories.


Other Income:

Other income decreased $2.2 million to $246,000 in the third quarter of 2000 from $2.4 million in 1999. This decrease is primarily due to a decrease in income from the sale of fiber optics licenses and permanent easements. Gains from sales of properties and easements, including fiber optics licenses, varies significantly from period to period.

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 2000 the Company generated $2.5 million of cash from operations. Total cash and equivalents increased by $836,000 during the nine month period. The principal utilization of cash during the period was for the payment of dividends and for expenditures for property and equipment, of which $1.8 million was for additions and improvements to the Company's track structure and bridges.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB 101 requires companies to report any changes in revenue recognition as a cumulative effect from a change in accounting principle at the time of adoption. The Company adopted SAB No. 101 on October 1, 2000.

Item  3.  Quantitative and Qualitative Disclosures  About  Market Risk
----------------------------------------------------------------------

Cash and Equivalents

As of September 30, 2000, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at September 30, 2000. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

PART II - Other Information
---------------------------

Item 6.Exhibits and Reports on Form 8-K
       --------------------------------

       (b)No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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


DATED:  November 8, 2000