Form 10-K
period 2000-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2001-04-02
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 2, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $28,618,093. (For this purpose, all directors of the Registrant are considered affiliates.)

As of March 2, 2001, the Registrant had 4,352,099 shares of Common Stock outstanding.

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

   The Company transports a wide variety of commodities for its customers, including construction aggregate, iron and steel products, chemicals, lumber, scrap metals, plastic resins, cement, processed foods and edible food stuffs, such as frozen foods, corn syrup and animal and vegetable oils. Its customers include The Dow Chemical Company, Exxon-Mobil Corporation, Frito-Lay, Inc., General Dynamics Corporation, Getty Petroleum Marketing Inc., International Paper Company, R.R. Donnelly & Sons and Tilcon Connecticut, Inc. In 2000, P&W transported approximately 30,000 carloads of freight and 72,000 intermodal containers. The Company also generates income through sales of properties, grants of easements and licenses and leases of land and tracks.

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


Industry Overview

 General

  Railroads are divided into three classes based on operating revenues: Class I, $258.5 million or more; Class II, $20.7 million to $258.5 million; and Class III, less than $20.7 million. As a result of mergers and consolidations, there are now only seven Class I railroads in the country. These large systems handle 91% of the nation's rail freight business.

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

   One result of the revitalization of the industry has been the growth of regional (over 350 miles) and short-line railroads, which has been fueled by a trend among Class I railroads to divest certain branch lines in order to focus on their long-haul core systems. There are now more than 500 of these regional and short-line railroads. They operate in all 50 states, account for nearly 30% of all rail track, employ 12% of all rail workers and generate about 9% of all rail revenue.

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

  The acquisition of Conrail and the division of its assets between CSX and Norfolk Southern resulted in service related delays and the temporary diversion of some conventional carloads of freight to trucks during the third and fourth quarters of 1999. Service, however, did improve during the fourth quarter of 1999 and largely returned to normal during 2000. Service issues notwithstanding, the Company believes that the acquisition of Conrail should create business opportunities as a result of longer Class I single line service on competitive routes, particularly between the Southeast and New England.

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


 Quonset/Davisville

   The State of Rhode Island has proposed the redevelopment of a 1,000 acre portion of the former Naval facility at Quonset/Davisville to a more active port and industrial park. This facility already houses a number of rail oriented industries and an auto port. Construction of a freight rail improvement project to provide additional track capacity and double stack clearance on the Northeast Corridor between Quonset/Davisville and the connection of the Corridor to the Company's main line at Central Falls, R.I is expected to commence in 2002 at a cost in excess of $120 million.


 Massachusetts Highway Improvement Program

   Work has begun on a significant expansion of the Company's bulk transload and intermodal yards in Worcester in conjunction with the Massachusetts Highway Department's $250 million project creating a direct Worcester connection to the Massachusetts Turnpike. This project will result in a near doubling of the Company's transload facilities over the next year.


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


Middletown/Hartford Line

   In cooperation with the state of Connecticut, the Company is engaged in the restoration of the rail line extending from Middletown to Hartford, Connecticut. In April 2000, the state of Connecticut appropriated $1.85 million to fund their portion of the project (approx 70%). This 11 mile segment should be ready for service by the summer of 2001. With a planned industrial park along this line and a new connection to other carriers in Hartford, the Company believes restoration of this line will present opportunities for revenue growth.


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


 Customers

   The Company serves approximately 160 customers in Massachusetts, Rhode Island, Connecticut and New York. The Company's 10 largest customers account for roughly half of its operating revenues. In 2000, Tilcon Connecticut, Inc., which ships construction aggregate from three separate quarries on P&W's system to asphalt production plants in Connecticut and New York, accounted for approximately 12.6% of the Company's operating revenues. No other customer accounted for 10% or more of its total operating revenues in 2000.


 Markets

   The Company transports a wide variety of commodities for its customers. In 2000, chemicals and plastics and construction aggregate were the two largest commodity groups transported by the Company, constituting 38% and 17%, respectively, of conventional carload freight revenues. The following table summarizes the Company's conventional carload freight revenues by commodity group as a percentage of such revenues:

Commodity                              2000     1999     1998     1997     1996
---------                              ----     ----     ----     ----     ----
Chemicals and Plastics ............      38%      41%      41%      42%      43%
Construction Aggregate ............      17       17       17       20       18
Food and Agricultural .............      13       14       15       15       17
Forest and Paper Products .........      16       14       14       13       14
Scrap Metal and Waste .............       6        6        6        5        3
Metal products and other ..........      10        8        7        5        5
                                        ---      ---      ---      ---      ---
Total .............................     100%     100%     100%     100%     100%
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


 Employees

   As of January 1, 2001, the Company had 154 full-time employees, 116 of which were represented by three national railroad labor organizations. The Company's employees have been represented by unions since the Company commenced independent operations in 1973.

   The Company's initial agreement with the United Transportation Union covering the trainmen was unusual in the railroad industry since it provided the Company with discretion in determining crew sizes, eliminated craft distinctions and provided a guaranteed annual wage for a maximum number of hours worked. The Company's collective bargaining agreements have been in effect since February 1973 for trainmen, since May 1974 for clerical employees, dispatchers and police and since June 1974 for maintenance employees. These contracts do not expire but are subject to re-negotiation after the agreed-upon moratoriums. The moratorium periods are typically three to five years in length. The labor agreements may next be amended at July 1, 2004 for the United Transportation Union (trainmen), July 1, 2006 for the Brotherhood of Railroad Signalmen (maintenance) and December 31, 2005 for the Transportation Communications Union (clerical). The Company considers its employee and labor relations to be good.


Competition

   The Company is the only rail carrier serving businesses located on- line. However, the Company competes with other carriers in the location of new rail-oriented businesses in the region. The Company also competes with other modes of transportation, particularly long-haul trucking companies, for the transportation of commodities. Any improvement in the cost or quality of these alternate modes of transportation, for example, legislation granting material increases in truck size or allowable weight, could increase competition and may materially adversely affect the Company's business and results of operations. As a means of competing, P&W strives to offer greater convenience and better service than competing carriers and at costs lower than some competing non-rail carriers. The Company also competes by participating in efforts to attract new industry to the areas which it serves.

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

Item 2. Properties
------------------

 Track

   P&W's rail system extends over approximately 545 miles of track, of which it owns approximately 170 miles. The Company has the right to use the remaining 375 miles pursuant to perpetual easements and long- term trackage rights agreements. Under certain of these agreements, the Company pays fees based on usage.

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

   The Company owns and operates three principal classification yards located in Worcester, Massachusetts, Cumberland, Rhode Island and Plainfield, Connecticut and also operates a classification yard in New Haven, Connecticut. In addition, the Company has maintenance facilities in Plainfield and Worcester. The Company has completed an expansion of its primary locomotive and rail car maintenance and repair facility in Worcester, MA. This approximately $1.8 million expansion has increased capacity and productivity and has enabled the Company to accept contract work for other railroads and customers. In addition, the Company has upgraded its Plainfield, CT equipment maintenance facility to include a modern paint shop. P&W believes that its executive and administrative office facilities, classification yards and maintenance facilities are adequate to support its current level of operations.


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


 Rolling Stock

   The following schedule sets forth the rolling stock owned by the Company as of December 31, 2000:

     Description                                                     Number
     -----------                                                     ------
     Locomotive...................................................       34
     Gondola                                                             77
     Flat Car.....................................................        4
     Ballast Car..................................................       30
     Passenger Equipment..........................................        6
     Caboose......................................................        1
                                                                    -------
          Total...................................................      152
                                                                    =======

   The 34 diesel electric locomotives are used on a daily basis, are maintained to a high standard, comply with all FRA and Association of American Railroads rules and regulations and are adequate for the needs of the Company's freight operations. The gondolas and flat cars are considered modern rail cars and are used by certain P&W customers. Other rail freight customers use their own freight cars or obtain such equipment from other sources. The ballast cars are used in track maintenance. From time to time, the Company has leased ballast cars to other adjoining railroads. The passenger equipment and caboose are not utilized in P&W's rail freight operations but are used on an occasional basis for Company functions, excursions and charter trips.


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

   The Company maintains a modern fleet of track maintenance equipment and aggressively pursues available opportunities to work with federal and state agencies for the rehabilitation of bridges, grade crossings and track. The Company's locomotives are equipped with the cab signal technology necessary for operations on the Northeast Corridor and are equipped with automatic civil speed enforcement systems which were required by the introduction of high speed passenger service on the Northeast Corridor.


Item 3. Legal Proceedings
-------------------------

   The Company is party to an arbitration proceeding with the National Railroad Passenger Corporation ("Amtrak") concerning Amtrak's claim for rate increases effective August 1999 with respect to the Company's freight operations over a portion of Amtrak's Northeast Corridor in the states of Rhode Island and Connecticut. The arbitration is in its early stages and as yet the Company has not received sufficient data from Amtrak to evaluate the merits of Amtrak's claim. Accordingly, the Company cannot predict the amount, if any, of such increase or the period to which it might apply.


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


                                       Common Stock
                                       ------------
                                      Trading Prices         Dividends Paid
                                      --------------         --------------
                                  High            Low     Preferred      Common
                                  ----            ---     ---------      ------
2000
     First Quarter.........        9              7         $  5.00    $   .04
     Second Quarter........        9.25000        6.5000        -0-        .04
     Third Quarter.........        8.31250        7.0000        -0-        .04
     Fourth Quarter........        7.18750        5.8750        -0-        .04


1999
     First Quarter.........       12 7/8         10 1/2     $  5.00    $   .03
     Second Quarter........       14 5/8         10 5/8         -0-        .04
     Third Quarter.........       14 1/4         10 5/8         -0-        .04
     Fourth Quarter........       10 3/4          7 5/8         -0-        .04




As of March 2, 2001, there were approximately 739 holders of record of the Company's Common Stock.

The declaration of cash dividends on the Common Stock is made at the discretion of the Board of Directors based on the Company's earnings, financial condition, capital requirements and other relevant factors and restrictions.

Item 6. Selected Financial Data
-------------------------------

  The selected financial data set forth below has been derived from audited financial statements. The data should be read in conjunction with the Company's audited financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other information included elsewhere in this annual report on Form 10-K.


                                             Years Ended December 31,
                                   2000      1999      1998      1997      1996
                                 -------   -------   -------   -------   -------
                                     (in thousands, except per share amounts)
Income Statement Data:
 Operating revenues ............ $23,139   $21,871   $22,738   $22,083   $19,456
 Other income ..................   2,049     3,974     4,156       638     1,660
                                 -------   -------   -------   -------   -------
 Total Revenues ................  25,188    25,845    26,894    22,721    21,116
                                 -------   -------   -------   -------   -------
 Operating expenses ............  21,970    21,129    20,036    18,333    17,714
 Interest expense ..............    --        --         495     1,358     1,371
                                 -------   -------   -------   -------   -------
 Total expenses ................  21,970    21,129    20,531    19,691    19,085
                                 -------   -------   -------   -------   -------
 Income before income taxes
  and extraordinary item .......   3,218     4,716     6,363     3,030     2,031
 Provision for income taxes ....   1,200     1,690     2,360     1,100       780
                                 -------   -------   -------   -------   -------
 Income before extraordinary
  item .........................   2,018     3,026     4,003     1,930     1,251
 Extraordinary loss from
  early extinguishment of
  debt, net of income tax
  benefit ......................    --        --         219      --        --
                                 -------   -------   -------   -------   -------
 Net income ....................   2,018     3,026     3,784     1,930     1,251
 Preferred Stock dividend ......       3         3         3         3         3
                                 -------   -------   -------   -------   -------

 Net income available to
  common shareholders .......... $ 2,015   $ 3,023   $ 3,781   $ 1,927   $ 1,248
                                 =======   =======   =======   =======   =======

 Basic income per common
  share (a) .................... $   .47   $   .71   $  1.13   $   .87   $   .57
                                 =======   =======   =======   =======   =======

 Diluted income per common
  share (a) .................... $   .46   $   .70   $  1.10   $   .81   $   .54
                                 =======   =======   =======   =======   =======

 Weighted average
  shares--basic ................   4,323     4,260     3,352     2,209     2,178
                                 =======   =======   =======   =======   =======

 Weighted average
  shares--diluted ..............   4,390     4,334     3,433     2,489     2,461
                                 =======   =======   =======   =======   =======

 Cash dividends declared on
  Common Stock ................. $   693   $   640   $   402   $   267   $   218
                                 =======   =======   =======   =======   =======


                                                   December 31,
                                   2000      1999      1998      1997      1996
                                 -------   -------   -------   -------   -------
Balance Sheet Data:
 Total assets .................. $89,073   $86,371   $84,594   $71,212  $ 68,491
 Short-term debt ...............    --        --        --       2,281     2,117
 Long-term debt, less current
  portion ......................    --        --        --      11,916    12,131
 Shareholders' equity ..........  68,483    66,683    63,709    38,038    36,061

(a) The income per share amounts for 1998 are stated net of a loss of $.06 per share attributable to the extraordinary item.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
     of Operations
     -------------

The following discussion should be read in connection with the Company's audited financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

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

One of the Company's customers, Tilcon Connecticut, Inc., which ships construction aggregate from three separate quarries on the Company's system to asphalt production plants in Connecticut and New York, accounted for approximately 12.6%, 13.2%, and 13.4% of its operating revenues in 2000, 1999, and 1998, respectively. The Company does not believe that this customer will cease to be a rail shipper or will significantly decrease its freight volume in the foreseeable future. In the event that this customer should cease or significantly reduce its rail freight operations, management believes that the Company could restructure its operations to reduce operating costs by an amount sufficient to offset the decrease in operating revenues.

Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:


                                           Years Ended December 31,
                                -----------------------------------------------
                                     2000            1999              1998
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Freight Revenues:
 Conventional carloads ....... $18,416   79.6%  $18,006   82.3%  $19,031   83.7%
 Containers ..................   2,995   12.9     2,384   10.9     2,132    9.4
Non-Freight Operating Revenues:
 Transportation services .....   1,041    4.5       560    2.6       640    2.8
 Other .......................     687    3.0       921    4.2       935    4.1
                               -------  -----   -------  -----   -------  -----
  Total ...................... $23,139  100.0%  $21,871  100.0%  $22,738  100.0%
                               =======  =====   =======  =====   =======  =====

The following table sets forth conventional carload freight revenues by commodity group in dollars and as a percentage of such revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2000            1999              1998
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Chemicals and plastics........... $ 6,928   37.6%  $7,363  40.9% $ 7,813   41.1%
Construction aggregate...........   3,094   16.8    3,101  17.2    3,239   17.0
Food and agricultural products...   2,451   13.3    2,481  13.8    2,904   15.3
Forest and paper products........   2,888   15.7    2,477  13.8    2,730   14.3
Scrap metal and waste............   1,164    6.3    1,176   6.5    1,074    5.6
Metal products and other.........   1,891   10.3    1,408   7.8    1,271    6.7
                                  -------  -----  ------- -----  -------  -----
     Total....................... $18,416  100.0% $18,006 100.0% $19,031  100.0%
                                  =======  =====  ======= =====  =======  =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2000            1999              1998
                                -------------   --------------    -------------
Salaries, wages, payroll taxes
 and employee benefits.........   $12,688   54.9% $12,328  56.4% $11,587  51.0%
Casualties and insurance.......       795    3.4      755   3.4      745   3.3
Depreciation and amortization..     2,681   11.6    2,517  11.5    2,225   9.8
Diesel fuel....................     1,280    5.5      798   3.6      658   2.9
Car hire, net..................       952    4.1      546   2.5      672   2.9
Purchased services, including
 legal and professional fees...     2,385   10.3    2,183  10.0    1,868   8.2
Repairs and maintenance of
 equipment.....................       971    4.2    1,130   5.2    1,007   4.4
Track and signal materials.....     2,245    9.7    2,091   9.6    1,666   7.3
Other materials and supplies...       918    4.0    1,175   5.4    1,113   4.9
Other..........................     1,627    7.0    1,672   7.6    1,572   6.9
                                  -------   ----  ------- -----  -------  -----
   Total.......................    26,542  114.7   25,195 115.2   23,113  101.6
   Less capitalized and
    recovered costs............     4,572   19.8    4,066  18.6    3,077   13.5
                                  -------   ----  ------- -----  -------  -----
     Total.....................   $21,970   94.9% $21,129  96.6% $20,036   88.1%
                                  =======  =====  ======= =====  =======  =====

Year ended December 31, 2000 Compared to Year Ended December 31, 1999

Operating Revenues

Operating revenues increased $1.3 million, or 5.8%, to $23.1 million in 2000 from $21.9 million in 1999. This increase was comprised of a $410,000 (2.3%) increase in conventional freight revenue, a $611,000 (25.6%) increase in net container freight revenue and a $247,000 (16.7%) increase in non-freight operating revenues.

The increase in conventional freight revenues results from an increase in the average revenue received per conventional carloading of 2.8% partially offset by a small decrease in traffic volume. The Company's conventional freight carloadings decreased by 157, or .5%, to 29,776 in 2000 from 29,933 in 1999.

The decrease in conventional carloadings results primarily from a net decrease in carloadings for existing customers partially offset by traffic from new customers. The increase in the average revenue received per conventional carloading is principally due to moderate increases in certain freight rates.

The increase in net container freight revenue is the result of an increase in container traffic volume as well as a 4.9% increase in the average revenue received per container. Total intermodal containers handled increased by 11,818, or 19.7%, to 71,739 in 2000 from 59,921 in 1999. The increase in the average revenue per container is attributable to increased rates tied to certain railroad cost indices and to variations in the mix of containers handled. The increase in container traffic volume is attributable to increased volume from existing customers.

The increase in non-freight operating revenues for the year is the result of increased demurrage and other transportation related revenues partially offset by decreases in maintenance departmental billings. The increase in demurrage revenue is related to the increase in net car hire expense incurred during the year. Non-freight operating revenues can vary from year to year depending upon customer needs.

Operating Expenses

Operating expenses increased $841,000, or 4.0%, to $22.0 million in 2000 from $21.1 million in 1999. Operating expenses as a percentage of operating revenues ("operating ratio") decreased to 94.9% in 2000 from 96.6% in 1999. While operating expenses increased generally, across the board, the more significant increases were in the following areas:

   o Diesel fuel increased by $482,000, or 60.4%, to $1.3 million in 2000 from $798,000 in 1999 as a result of sharply increased prices for petroleum products.
   o Depreciation and amortization expense increased $164,000, or 6.5%, to $2.7 million in 2000 from $2.5 million in 1999 as a result of significant recent additions to property and equipment.
   o Net car hire expense increased $406,000, or 74.3%, to $952,000 in 2000 from $546,000 in 1999. As previously discussed, this increase has been more than offset by increased demurrage revenue.

Other Income

Other income decreased to $2.0 million in 2000 from $4.0 million in 1999 primarily due to a decrease in gains from the sale, condemnation and disposal of property, equipment and easements (including fiber optics licenses). In addition 1999 included $947,000 of income related to the recovery of a portion of an environmental claim paid by the Company in prior years.

Year ended December 31, 1999 Compared to Year Ended December 31, 1998

Operating Revenues

Operating revenues decreased $867,000, or 3.8%, to $21.9 million in 1999 from $22.7 million in 1998. This decrease was comprised of a $1.0 million (5.4%) decrease in conventional freight revenue, and a $94,000 (6.0%) decrease in non-freight operating revenues partially offset by a $252,000 (11.8%) increase in net container freight revenues.

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

The increase in container freight revenue was primarily the result of increased container traffic volume. Total intermodal containers handled increased by 6,098, or 11.3%, to 59,921 containers in 1999 from 53,823 containers in 1998.
The average revenue received per intermodal container increased by approximately
 .5% due to rate increases attributable to increases in certain railroad industry cost indices. The increase in container traffic volume results from both new customers and increased volume from existing customers.

The decrease in non-freight operating revenues is attributable to decreases in billings for demurrage, secondary switching and other transportation related services. Such revenues can vary from year to year depending upon traffic volumes and customer requirements.

Operating Expenses

Operating expenses increased $1.1 million, or 5.5%, to $21.1 million in 1999 from $20.0 million in 1998. The operating ratio increased to 96.6% in 1999 from 88.1% in 1998. While operating expenses have risen generally across the board, the most significant increase was in the area of salaries, wages, payroll taxes and employee benefits which increased $741,000, or 6.4%, to $12.3 million in 1999 from $11.6 million in 1998. This increase results from additional employees hired throughout 1998, increases in the average rates of pay due to semi- annual cost of living adjustments and pay rate increases mandated by union contracts and from higher costs of payroll taxes and employee health and welfare benefits. In addition the amount expended for diesel fuel increased by $140,000, or 21.3%, between years due to the increased cost of petroleum products, and depreciation and amortization expense increased by $292,000 or 13.1% as a result of recent additions to property and equipment and amortization of goodwill related to the 1998 acquisition of Connecticut Central Railroad Company.

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

Liquidity and Capital Resources

The Company generated $3.9 million, $2.4 million and $2.3 million of cash from operations in 2000, 1999 and 1998, respectively. The Company's total cash and cash equivalents increased by $933,000 in 2000, decreased by $2.7 million in 1999, and increased by $6.8 million in 1998. The principal utilization of cash during the three year period was for expenditures for property and equipment acquisitions, principal payments on long-term debt obligations, reduction of current liabilities and payment of dividends.

During 2000, 1999 and 1998 the Company generated $1.2 million, $2.4 million and $2.6 million, respectively, from the sales and disposals of properties not considered essential for railroad operations and from the granting of easements and licenses. Included in these amounts are $1.1 million in 2000 generated from the sale of permanent easements and $2.1 million in 1999 and $2.3 million in 1998 generated from sales of fiber optics cable licenses. In addition, the Company received $947,000 in 1999 and $1.0 million in 1998 from Bestfoods as payment of the Company's 10% recovery due from Bestfoods relating to Bestfoods' recovery from its insurance carrier for the portion of an environmental claim paid by the Company in previous years. The Company holds various properties which could be made available for sale, lease or grants of easements and licenses. Revenues from sales of properties, easements and licenses can vary significantly from year to year.

The Company completed secondary public offerings of 1,000,000 newly issued shares of its common stock in March 1998 and 750,000 shares in October 1998. Net proceeds from these offerings totaled $20.1 million. These funds were utilized to retire all of the Company's long and short-term borrowings, for acquisitions of equipment and to expand the Company's Worcester MA maintenance facility.

In June 1999, the Company's principal bank renewed the Company's $2.0 million revolving line of credit for a two year period through June 1, 2001. Borrowings under this line are unsecured and bear interest at either the prime rate or one and one half per cent over either the one or three month London Interbank Offered Rates. The Company does not pay any commitment fee on this line. The Company had no advances against the line of credit during 2000.

The Company entered into a contract in 1999 for the expansion of its equipment maintenance facilities in Worcester, Massachusetts in the amount of $1.8 million. This project was substantially completed in 1999 and was placed in service early in 2000.

Substantially all of the mainline track owned by the Company meets FRA Class 3 standards (permitting freight train speeds of 40 miles per hour), and the Company intends to continue to maintain this track at this level. The Company expended $3.0 million, $2.5 million and $3.0 million for track structure and bridge improvements in 2000, 1999 and 1998, respectively. Deferred grant income of $679,000 in 2000, $664,000 in 1999 and $144,000 in 1998 financed a portion of these improvements. Management estimates that approximately $2.5 million of improvements to the Company's track structure and bridges will be made in 2001, provided that sufficient funds, including grant proceeds, are available. Improvements to the Company's track structure are made, for the most part, by the Company's Maintenance of Way Department personnel.

In 2000, the Company paid dividends in the amount of $5.00 per share, aggregating $3,000, on its outstanding noncumulative Preferred Stock and $0.16 per share, aggregating $693,000, on its outstanding Common Stock. Continued payment of such dividends is contingent upon the Company's continuing to have the necessary financial resources available.

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

The Company is party to an arbitration proceeding with the National Railroad Passenger Corporation ("Amtrak") concerning Amtrak's claim for rate increases effective August 1999 with respect to the Company's freight operations over a portion of Amtrak's Northeast Corridor in the states of Rhode Island and Connecticut. The arbitration is in its early stages and as yet the Company has not received sufficient data from Amtrak to evaluate the merits of Amtrak's claim. Accordingly, the Company cannot predict the amount, if any, of such increase or the period to which it might apply.

Selected Quarterly Financial Data

Historically the Company has experienced lower operating revenues in the first quarter of the year. The following table sets forth selected financial data for each quarter of 2000 and 1999. The information for each of these quarters is unaudited but includes all normal recurring adjustments that the Company considers necessary for a fair presentation. These results, however are not necessarily indicative of results for any future period.


                                               Year Ended December 31, 2000
                                          --------------------------------------
                                           First     Second     Third    Fourth
                                          Quarter    Quarter   Quarter   Quarter
                                          -------    -------   -------   -------
Operating Revenues ....................   $ 5,266    $ 6,041   $ 6,138   $ 5,694
Income (Loss) from Operations .........      (184)       283       581       489
Net Income ............................        14      1,018       502       484

Basic Income Per Common Share .........   $  --      $   .24   $   .12   $   .11

Diluted Income Per Common Share .......   $  --      $   .23   $   .11   $   .11


                                               Year Ended December 31, 2000
                                          --------------------------------------
                                           First     Second     Third    Fourth
                                          Quarter    Quarter   Quarter   Quarter
                                          -------    -------   -------   -------
Operating Revenues ....................   $ 4,926   $ 5,507   $ 5,961   $ 5,477
Income (Loss) from Operations .........       136       466       206       (66)
Net Income ............................       260       389     1,688       689

Basic Income Per Common Share .........   $   .06   $   .09   $   .39   $   .16

Diluted Income Per Common Share .......   $   .06   $   .09   $   .39   $   .16


Inflation

In recent years, inflation has not had a significant impact on the Company's operations.

Seasonality

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during this period and to winter weather conditions.

Recent Accounting Pronouncement

In June  1998,  the  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activities", subsequently amended in June 1999 and effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted this accounting standard, as required. The Company does not utilize instruments covered by this standard; accordingly, adoption has had no impact on financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

Cash and Cash Equivalents

As of December 31, 2000, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at December 31, 2000. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows would not be material.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                          INDEX TO FINANCIAL STATEMENTS



                                                         Page
                                                         ----
Independent Auditors' Report .........................   II-11

Balance Sheets as of December 31, 2000 and 1999 ......   II-12

Statements of Income for the Years Ended December 31,
 2000, 1999 and 1998 .................................   II-13

Statements of Shareholders' Equity for the Years Ended
 December 31, 2000, 1999 and 1998 ....................   II-14

Statements of Cash Flows for the Years Ended
 December 31, 2000, 1999 and 1998 ....................   II-15

Notes to Financial Statements ........................   II-16

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
 Shareholders of Providence and
 Worcester Railroad Company
Worcester, Massachusetts


We have audited the accompanying balance sheets of Providence and Worcester Railroad Company as of December 31, 2000 and 1999, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 2, 2001

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)

                                                                 December 31,
                                                               2000        1999
                                                             -------     -------
ASSETS
Current Assets:
 Cash and equivalents ..................................     $ 5,559     $ 4,626
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2000 and 1999 ...........       3,346       3,251
 Materials and supplies ................................       1,732       2,107
 Prepaid expenses and other ............................         712         181
 Deferred income taxes .................................         123          58
                                                             -------     -------
  Total Current Assets .................................      11,472      10,223

Property and Equipment, net ............................      65,703      64,156
Land Held for Development ..............................      11,851      11,851
Goodwill, net ..........................................          47         141
                                                             -------     -------

Total Assets ...........................................     $89,073     $86,371
                                                             =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ......................................     $ 2,236     $ 2,347
 Accrued expenses ......................................         934         650
                                                             -------     -------
  Total Current Liabilities ............................       3,170       2,997
                                                             -------     -------

Profit-Sharing Plan Contribution .......................         357         400
                                                             -------     -------

Deferred Grant Income ..................................       7,898       7,421
                                                             -------     -------

Deferred Income Taxes ..................................       9,165       8,870
                                                             -------     -------

Commitments and Contingencies

Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding 645
  shares in 2000 and 647 shares in 1999 ................          32          32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,351,815 shares in 2000 and 4,281,280 shares
  in 1999 ..............................................       2,176       2,141
 Additional paid-in capital ............................      28,962      28,519
 Retained earnings .....................................      37,313      35,991
                                                             -------     -------
  Total Shareholders' Equity ...........................      68,483      66,683
                                                             -------     -------

Total Liabilities and Shareholders' Equity .............     $89,073     $86,371
                                                             =======     =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)

                                                     Years Ended December 31,
                                                   2000       1999        1998
                                                --------   --------    --------
Revenues:
 Operating Revenues - Freight and Non-
  Freight ....................................   $ 23,139   $ 21,871   $ 22,738
 Other Income ................................      2,049      3,974      4,156
                                                 --------   --------   --------
   Total Revenues ............................     25,188     25,845     26,894
                                                 --------   --------   --------

Expenses:
 Operating:
  Maintenance of way and structures ..........      3,324      3,526      3,593
  Maintenance of equipment ...................      2,175      2,269      2,063
  Transportation .............................      6,376      5,784      5,244
  General and administrative .................      3,541      3,640      3,464
  Depreciation ...............................      2,587      2,409      2,192
  Taxes, other than income taxes .............      2,441      2,384      2,169
  Car hire, net ..............................        952        546        672
  Employee retirement plans ..................        574        571        639
                                                 --------   --------   --------
   Total Operating Expenses ..................     21,970     21,129     20,036

 Interest ....................................       --         --          495
                                                 --------   --------   --------
   Total Expenses ............................     21,970     21,129     20,531
                                                 --------   --------   --------

Income before Income Taxes and Extraordinary
 Item ........................................      3,218      4,716      6,363

Provision for Income Taxes ...................      1,200      1,690      2,360
                                                 --------   --------   --------

Income before Extraordinary Item .............      2,018      3,026      4,003

Extraordinary Loss from Early Extinguishment
 of Debt, Net of Income Tax Benefit ..........       --         --          219
                                                 --------   --------   --------

Net Income ...................................      2,018      3,026      3,784

Preferred Stock Dividends ....................          3          3          3
                                                 --------   --------   --------

Net Income Available to Common Shareholders ..   $  2,015   $  3,023   $  3,781
                                                 ========   ========   ========

Basic Income Per Common Share:
 Income before Extraordinary Item ............   $    .47   $    .71   $   1.19
 Extraordinary Item ..........................       --         --         (.06)
                                                 --------   --------   --------
 Net Income ..................................   $    .47   $    .71   $   1.13
                                                 ========   ========   ========

Diluted Income Per Common Share:
 Income before Extraordinary Item ............   $    .46   $    .70   $   1.16
 Extraordinary Item ..........................       --         --         (.06)
                                                 --------   --------   --------
 Net Income ..................................   $    .46   $    .70   $   1.10
                                                 ========   ========   ========

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in Thousands Except Per Share Amounts)

                                 Years Ended December 31, 2000, 1999, and 1998
                                 ---------------------------------------------
                                                                         Total
                                                   Additional            Share-
                              Preferred  Common     Paid-in   Retained  holders'
                                 Stock    Stock     Capital   Earnings   Equity
                                -------  -------   -------    -------   -------
Balance, January 1, 1998 ....   $    33  $ 1,111   $ 6,665    $30,229   $38,038
Issuance of 22,156 common
 shares to fund the Company's
 1997 profit sharing plan
 contribution ...............                 11       326                  337
Issuance of 9,828 common
 shares for stock options
 exercised, employee stock
 purchases and other ........                  5        91                   96
Issuance of 1,750,000 common
 shares for underwritten
 public stock offerings (net
 of expenses of $2,538) .....                875    19,181               20,056
Issuance of 200,000 common
 shares for stock purchase
 warrants exercised .........                100     1,320                1,420
Issuance of 23,614 common
 shares for the acquisition
 of Conn Central ............                 11       372                  383
Conversion of 6 preferred
 shares into 600 common
 shares .....................        (1)       1
Dividends:
 Preferred stock, $5.00 per
  share .....................                                      (3)       (3)
 Common stock, $.12 per share                                    (402)     (402)
Net income for the year .....                                   3,784     3,784
                                -------  -------   -------    -------   -------
Balance, December 31, 1998 ..        32    2,114    27,955     33,608    63,709

Issuance of 31,095 common
 shares to fund the Company's
 1998 profit sharing plan
 contribution ...............                 16       369                  385
Issuance of 14,554 common
 shares for stock options
 exercised, employee stock
 purchases, and other .......                  7       117                  124
Issuance of 7,500 additional
 common shares for the
 Company's 1998 acquisition
 of Conn Central ............                  4        78                   82
Dividends paid:
 Preferred stock, $5.00 per
  share .....................                                      (3)       (3)
 Common stock, $.15 per share                                    (640)     (640)
Net income for the year .....                                   3,026     3,026
                                -------  -------   -------    -------   -------
Balance, December 31, 1999 ..        32    2,141    28,519     35,991    66,683

Issuance of 56,418 common
 shares to fund the Company's
 1999 profit sharing plan
 contribution ...............                 28       363                  391
Issuance of 14,117 common
 shares for stock options
 exercised, employee stock
 purchases, conversion of 2
 preferred shares and other .                  7        80                   87
Dividends paid:
 Preferred stock, $5.00 per
  share .....................                                      (3)       (3)
 Common stock, $.16 per share                                    (693)     (693)
Net income for the year .....                                   2,018     2,018
                                -------  -------   -------    -------   -------
Balance, December 31, 2000 ..   $    32  $ 2,176   $28,962    $37,313   $68,483
                                =======  =======   =======    =======   =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                    Years Ended December 31,
                                                  2000        1999        1998
                                               --------    --------    --------
Cash Flows from Operating
 Activities:
 Net income ................................   $  2,018    $  3,026    $  3,784
 Adjustments to reconcile net income to net
  cash flows from operating activities:
   Depreciation and amortization ...........      2,681       2,517       2,225
   Amortization of deferred grant income ...       (201)       (171)       (161)
   Profit-sharing plan contribution to be
     funded with common stock ..............        348         360         425
   Gains from sale, condemnation and
     disposal of property and equipment, and
     easements, net ........................     (1,244)     (2,353)     (2,561)
   Gain from recovery of environmental claim       --          (947)     (1,000)
   Deferred income taxes ...................        230          90         245
   Other, net ..............................         55          59          74
   Increase (decrease) in cash and
     equivalents from:
     Accounts receivable ...................        (73)       (225)       (504)
     Materials and supplies ................        375        (297)        276
     Prepaid expenses and other ............       (531)        387        (401)
     Accounts payable and accrued expenses .        208         (93)        (94)
                                               --------    --------    --------
 Net cash flows from operating activities ..      3,866       2,353       2,308
                                               --------    --------    --------
Cash Flows from Investing Activities:
 Purchase of property and equipment ........     (4,255)     (8,295)     (6,751)
 Proceeds from sale and condemnation of
  property and equipment, and easements ....      1,288       2,333       2,996
 Proceeds from recovery of environmental
  claim ....................................       --           947       1,000
 Proceeds from deferred grant income .......        647         518         203
                                               --------    --------    --------
 Net cash flows used by investing activities     (2,320)     (4,497)     (2,552)
                                               --------    --------    --------
Cash Flows from Financing Activities:
 Net payments under line of credit .........       --          --        (1,350)
 Payments of long-term debt ................       --          --       (11,491)
 Dividends paid ............................       (696)       (643)       (405)
 Net proceeds from public offerings of
  common stock .............................       --          --        20,056
 Issuance of common shares for stock options
  exercised, employee stock purchases and
  cash acquired in acquisition of subsidiary         83         119         209
                                               --------    --------    --------
 Net cash flows from (used by) financing
  activities ...............................       (613)       (524)      7,019
                                               --------    --------    --------
Increase (Decrease) in Cash and Equivalents         933      (2,668)      6,775
Cash and Equivalents, Beginning of Year ....      4,626       7,294         519
                                               --------    --------    --------
Cash and Equivalents, End of Year ..........   $  5,559    $  4,626    $  7,294
                                               ========    ========    ========

Supplemental Disclosures:
 Cash paid during year for:
  Interest .................................   $   --      $   --      $    493
                                               ========    ========    ========
  Income taxes .............................   $  1,464    $  1,263    $  2,342
                                               ========    ========    ========

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, and 1998
(Dollars in Thousands Except Per Share Amounts)

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

     One customer accounted for approximately 12.6%, 13.2% and 13.4% of the Company's operating revenues in 2000, 1999 and 1998, respectively.

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

     Deferred Grant Income
     ---------------------

     The Company has availed itself of various federal and state programs administered by the states of Connecticut, Massachusetts and Rhode Island for reimbursement of expenditures for capital improvements. In order to receive reimbursement, the Company must submit requests for the projects, including cost estimates. The Company receives from 70% to 100% of the costs of such projects, which have included bridges, track structure and public improvements. To the extent that such grant proceeds are used for capital improvements to bridges and track structure, they are recorded as deferred grant income and amortized into operating revenues on a straight-line basis over the estimated useful lives of the related improvements ($201 in 2000, $171 in 1999 and $161 in 1998).

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

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:


                                                      Years Ended December 31,
                                                    2000       1999       1998
                                                 ---------  ---------  ---------
     Weighted average shares for basic ........  4,323,237  4,260,073  3,352,052
     Dilituve effect of convertible preferred
      stock, options and warrants .............     67,028     74,382     81,104
                                                 ---------  ---------  ---------
     Weighted average shares for diluted ......  4,390,265  4,334,455  3,433,156
                                                 =========  =========  =========

     Options and warrants to purchase 204,563, 188,952 and 182,960 shares of common stock were outstanding during 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per common share because their effect would be antidilutive.

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

     Comprehensive Income
     --------------------

     Comprehensive Income equals net income for 2000, 1999 and 1998.

     Segment Reporting
     -----------------

     The Company organizes itself as one segment reporting to the chief operating decision maker. Products and services consist primarily of interstate freight rail services. These include the movement of freight in both conventional freight cars and in intermodal containers on flat cars over the Company's rail lines, as well as non-freight transportation services such as switching, weighing and special trains and other services rendered to freight customers and other outside parties by the Company's Maintenance of Way, Communications & Signals and Maintenance of Equipment Departments.

     Recently Issued Financial Accounting Standards
     ----------------------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", subsequently amended in June 1999 and effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has adopted this accounting standard, as required. The Company does not utilize instruments covered by this standard; accordingly, adoption has had no impact on financial position or results of operations.

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to be consistent with the current year presentation.

2.   Property and Equipment

     Property and equipment consists of the following:

                                                              December 31,
                                                           2000           1999
                                                         -------        -------
     Land and improvements ..........................    $10,106        $ 9,692
     Track structure ................................     56,389         53,497
     Buildings and other structures .................      7,379          5,422
     Construction in progress .......................         58          1,821
     Equipment ......................................     23,376         23,221
                                                         -------        -------
                                                          97,308         93,653
     Less accumulated depreciation ..................     31,605         29,497
                                                         -------        -------
     Total property and equipment, net ..............    $65,703        $64,156
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

     In April 1999, the Rhode Island Supreme Court issued an Opinion confirming the Company's fee simple absolute title to the South Quay. In January 2000, the Rhode Island Superior Court confirmed the Company's fee simple absolute title to the 12 acre parcel adjacent to the South Quay. Also in 1999, the Rhode Island Department of Transportation entered into a contract for engineering services to undertake roadway improvements to provide direct vehicular access from the interstate highway system to the South Quay. The project is anticipated to be complete by 2002.

     Cushman & Wakefield, a real estate services company engaged by the Company in 1999 to provide real estate advisory and marketing services for the South Quay and the adjacent 12 acre parcel, has developed an analysis of the "highest and best use" of the property and a marketing strategy, and has provided brokerage services for the property. The combined 45 acre site enjoys excellent visibility and is located approximately 2 miles from downtown Providence, Rhode Island. Potential uses identified include development of a private port facility, manufacturing use with direct multi-modal access (truck, port and rail), and other commercial, industrial or residential development. The Company intends to explore all development opportunities for the South Quay including both rail and non-rail related uses and believes its costs will be fully recovered from such future developments, including the lease or sale of the property, associated rail freight revenues, particularly intermodal double-stack container trains, and possible port charges such as wharfage, dockage, and storage. The Company is considering a proposal to develop the site to provide freight service for the transport of automobiles along the Company's Main Line to and from East Providence, pending the development of the Quonset Point-Davisville Industrial Park. In addition, the Company is considering development options consistent with the plans of the City of East Providence, including a corporate office park.

     If able to attract user or investment commitments, the Company intends to construct a vessel unloading area. The Company has engaged in discussions with potential users interested in utilizing the property for offloading bulk products such as salt and construction aggregate. The Company has also explored the development of the facility for offloading container vessels and barges. The Company will need additional terminal capacity to achieve expected growth in its intermodal container business and may use a portion of the property as an intermodal terminal facility to provide it with such capacity. This development will not proceed, however, until the Company completes overhead clearances which are anticipated to be completed during 2001.

4.   Notes Payable, Bank and Long-Term Debt

     The Company has a revolving line of credit with its principal bank in the amount of $2,000 expiring June 1, 2001. Borrowings outstanding under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company pays no commitment fee on this line. There were no loans outstanding under the line at any time during 2000 or 1999.

     In 1998 the Company utilized a substantial portion of the proceeds from its common stock offerings and other income to pre-pay all of its outstanding long-term debt. Prepayment penalties of $344 were incurred on early extinguishments of a significant portion of this debt which penalties, net of a $125 income tax benefit, have been reported as an extraordinary item on the accompanying statement of income for 1998.

5.   Other Income

     Other income consists of the following:         Years Ended December 31,
                                                   2000        1999        1998
                                                  ------      ------      ------
     Gains from sale, condemnation and
      disposal of property and equipment
      and easements, net ........................ $1,244      $2,353      $2,561
     Recovery of prior year environmental
      claim (See Note 7) ........................   --           947       1,000
     Rentals and license fees under
      various operating leases ..................    489         453         423
     Interest ...................................    316         221         172
                                                  ------      ------      ------
                                                  $2,049      $3,974      $4,156
                                                  ======      ======      ======

     Gains from sale, condemnation and disposal of property and equipment and easements for 2000 includes $1,132 received from the sale of permanent easements and for 1999 and 1998 includes $2,127 and $2,293 received from the sale of long-term fiber optics cable licenses, respectively.

6.   Income Taxes

     The provision for income taxes consists of the following:

                                                     Years Ended December 31,
                                                   2000        1999        1998
                                                  ------      ------      ------
    Current:
     Federal ..........................           $  900      $1,495      $1,865
     State ............................               70         105         125
                                                  ------      ------      ------
                                                     970       1,600       1,990
    Deferred, Federal .................              230          90         245
                                                  ------      ------      ------
                                                  $1,200      $1,690      $2,235
                                                  ======      ======      ======

     The 1998 provision for income taxes is net of a $125 current income tax benefit related to the extraordinary loss from early extinguishment of debt.

     The following summarizes the estimated tax effect of temporary differences that are included in the net deferred income tax provision:

                                                     Years Ended December 31,
                                                   2000        1999        1998
                                                  -----       -----       -----
     Depreciation and amortization .............. $ 207       $ 196       $ 194
     General business tax credits ...............  --          --            61
     Deferred grant income ......................  (272)       (123)        (15)
     Gains from sale, condemnation and
      disposal of properties and equipment ......   346        --           (83)
     Accrued casualty and other claims ..........   (71)          2          88
     Other ......................................    20          15        --
                                                  -----       -----       -----
                                                  $ 230       $  90       $ 245
                                                  =====       =====       =====

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred income tax liability as of December 31, 2000 and 1999 are as follows:

                                                               December 31,
                                                            2000          1999
                                                          -------       -------
     Deferred income tax liabilities:
      Differences between book and tax basis of
       property and equipment ..........................  $11,947       $11,394
                                                          -------       -------
      Other ............................................       89            23
                                                          -------       -------
                                                           12,036        11,417
                                                          -------       -------
     Deferred income tax assets:
      Rental income received in advance ................       27            36
      Deferred grant income ............................    2,797         2,525
      Accrued casualty and other claims ................       80             9
      Allowance for doubtful accounts and other ........       90            35
                                                          -------       -------
                                                            2,994         2,605
                                                          -------       -------

     Net deferred income tax liability .................  $ 9,042       $ 8,812
                                                          =======       =======

     A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

                                                      Years Ended December 31,
                                                     2000       1999       1998
                                                     ----       ----       ----
     Federal statutory rate ........................   34%        34%        34%
     Depreciation of properties acquired from
      bankrupt railroads having a tax basis
      in excess of cost ............................   (2)        (2)        (1)
     Non deductible expenses, etc ..................    4          2          2
     State income tax, net of federal income
      tax benefit ..................................    1          2          2
                                                     ----       ----       ----
     Effective tax rate ............................   37%        36%        37%
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

     The Company is party to an arbitration proceeding with the National Railroad Passenger Corporation ("Amtrak") concerning Amtrak's claim for rate increases effective August 1999 with respect to the Company's freight operations over a portion of Amtrak's Northeast Corridor in the states of Rhode Island and Connecticut. The arbitration is in its early stages and as yet the Company has not received sufficient data from Amtrak to evaluate the merits of Amtrak's claim. Accordingly, the Company cannot predict the amount, if any, of such increase or the period to which it might apply.

     In 1995 the Company entered into a settlement agreement with Bestfoods (formerly CPC International, Inc.) resolving an environmental claim against the Company, arising out of a 1974 rail car incident. Pursuant to the settlement agreement, the Company paid Bestfoods $990 in common stock of the Company and cash. The Company and Bestfoods agreed that in the event Bestfoods recovered proceeds from its insurance carrier for the costs of remediation of the involved site, the Company would be entitled to 10% of Bestfoods' net recovery after deduction of litigation expenses. In 1997, Bestfoods obtained a judgment in its favor from its insurance carrier for over $18,000 (which amount includes approximately $5,000 of prejudgment interest). The insurance carrier's appeal of this judgment was unsuccessful and it paid the $18,000 judgment to Bestfoods. In July 1998, Bestfoods paid $1,000 to the Company as an interim payment of the Company's 10% recovery pending final resolution of amounts to be paid to Bestfoods by its insurance carrier. In September 1999, Bestfoods and the insurance carrier entered into a final settlement agreement. In December 1999 the Company received $947 in final payment of its 10% share of the recovery net of litigation expenses.

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


10.  Employee Benefit Plans

     Stock Option Plan
     -----------------

     The Company has a non-qualified stock option plan ("SOP") covering all management personnel having a minimum of one year of service with the Company and who are not holders of a majority of either its outstanding common stock or its outstanding preferred stock. In addition, the Company's outside directors are eligible to participate in the SOP. The SOP covers 50,000 common shares or 5% of the shares of common stock outstanding, whichever is greater (217,591 shares at December 31, 2000). Options granted under the SOP, which are fully vested when granted, are exercisable over a ten year period at the market price for the Company's common stock as of the date the options are granted.


     Changes in stock options outstanding are as follows:

                                                            Weighted Average
                                                            ----------------
                                             Number         Exercise   Fair
                                             of shares        Price    Value
                                             ------          ------   ------
     Outstanding at January 1, 1998 .....    34,018          $ 6.76

     Granted ............................     8,040           18.38   $ 7.98
     Exercised ..........................    (3,574)           7.15
     Expired ............................       (80)          18.38
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 1998 .................    38,404            9.13

     Granted ............................     8,310           12.38   $ 9.53
     Exercised ..........................    (5,439)           7.53
     Expired ............................    (3,706)          10.73
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 1999 .................    37,569            9.92

     Granted ............................     8,060            8.00   $ 4.20
     Exercised ..........................      (614)           5.37
     Expired ............................    (3,411)           8.90
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2000 .................    41,604            9.70
                                             ======          ======   ======

     The fair value of options on their grant date was measured using the Black-Scholes options pricing model. Key assumptions used to apply this pricing model are as follows:

                                             2000       1999       1998
                                          ---------  ---------  ---------
     Average risk-free interest rate         6.30%      6.30%      4.53%
     Expected life of option grants          7.0 years  7.0 years  7.0 years
     Expected volatility of underlying stock  55%        30%        36%
     Expected dividend payment rate, as
      a percentage of the share price
      on the date of grant                   2.00%      1.21%       .65%

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

     The following table sets forth information regarding options at December 31, 2000:

                                                   Weighted Average
                     Range of       Number         ----------------
         Number      Exercise      Currently    Exercise   Remaining
        of Options    Prices      Exercisable     Price   Life (in years)
       ---------    ----------    ----------    ---------- -----------
          4,716    $3.25 - 4.38      4,716         $3.76        1
         23,177     5.50 - 8.25     23,177          4.88        3
          6,889     8.50 - 12.75     6,889         12.38        8
          6,822        18.38         6,822         18.38        7

     The Company has elected to remain with the accounting prescribed by Accounting Principles Board Opinion No. 25, instead of adopting SFAS No. 123, "Accounting for Stock-Based Compensation". Therefore, no compensation cost has been recognized for the SOP. Had compensation cost for the Company's SOP been determined on the fair value of the grant dates for awards under the SOP consistent with the method of SFAS 123, the Company's net income available to common shareholders and income per share would have been as follows:

                                                      Years Ended December 31,
                                                   2000        1999        1998
                                                 -------     -------     -------
     Net income available to common shareholders:
      As reported ..........................     $ 2,015     $ 3,023     $ 3,781
      Pro forma ............................       1,985       3,000       3,764
     Basic income per share:
      As reported ..........................         .47         .71        1.13
      Pro forma ............................         .46         .70        1.12
     Diluted income per share:
      As reported ..........................         .46         .70        1.10
      Pro forma ............................         .45         .69        1.10

     The income per share figures for 1998 are net of a $.06 per share loss attributable to an extraordinary item.

     Defined Contribution Retirement Plans
     -------------------------------------

     The Company has a deferred profit-sharing plan ("Plan") which covers all of its employees who are members of its collective bargaining units. Contributions to the Plan are required in years in which the Company has income from "railroad operations" as defined in the Plan. Contributions are to be equal to at least 10% but not more than 15% of the greater of income before income taxes or income from railroad operations subject to a maximum contribution of $3.5 per eligible employee. Contributions to the Plan may be made in cash or in shares of the Company's common stock. Contributions accrued under this Plan amounted to $357 in 2000, $400 in 1999, and $425 in 1998. The Company made its 1998 and 1999 contributions and intends to make its 2000 contribution in newly issued shares of its common stock.

     The Company also has a Simplified Employee Pension Plan ("SEPP") which covers substantially all employees who are not members of one of its collective bargaining units. Contributions to the SEPP are discretionary and are determined annually as a percentage of each covered employee's compensation. Contributions accrued under the SEPP amounted to $208 in 2000 and $197 in 1999 and 1998.

     Employee Stock Purchase Plan
     ----------------------------

     The Company has an Employee Stock Purchase Plan ("ESPP") under which eligible employees may purchase registered shares of common stock at 85% of the market price for such shares. An aggregate of 200,000 shares of common stock are authorized for issuance under the ESPP which was established in 1997. Any shares purchased under the ESPP are subject to a two year lock-up. ESPP purchases amounted to 12,828 shares in 2000, 8,665 shares in 1999, and 5,504 shares in 1998.

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

Item 9. Disagreements on Accounting and Financial Disclosure
------------------------------------------------------------
     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

  The Company's Charter and Bylaws provide that the members of the Board of Directors (the "Board") shall be elected separately by the Company's two classes of stock. Holders of Common Stock elect one-third of the Board of Directors and the holders of Preferred Stock elect the remainder of the Board. Directors are elected to serve until the next annual meeting and until their successors have been duly elected by the shareholders. There are currently three directors elected by the holders of the Common Stock and six directors elected by the holders of the Preferred Stock. Officers are elected by and serve at the discretion of the Board of Directors.


Directors and Executive Officers

   The current directors and executive officers, their ages and their positions held with the Company are as follows:

          Name                          Age  Position
          ----                          ---  --------
   Robert H. Eder(a) ................   68   Chairman of the Board and Chief
                                              Executive Officer
   Orville R. Harrold(b) ............   68   President, Chief Operating
                                              Officer and Director
   Robert J. Easton .................   57   Treasurer
   P. Scott Conti ...................   43   Vice President Engineering
   Mary A. Tanona ...................   43   Secretary and General Counsel
   Richard W. Anderson (a) ..........   53   Director
   Frank W. Barrett(b) ..............   61   Director
   John H. Cronin(b) ................   67   Director
   J. Joseph Garrahy(b) .............   70   Director
   John J. Healy(b) .................   65   Director
   Charles M. McCollam, Jr.(b) ......   68   Director
   Merrill W. Sherman(a) ............   52   Director

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

     Orville R. Harrold, President, Chief Operating Officer and Director. Mr. Harrold has been with the Company since the commencement of independent operations in February 1973. Over the past 28 years, he has held the positions of Chief Engineer and General Manager, becoming President in 1980. Mr. Harrold has a bachelors degree in mechanical engineering from the Pratt Institute, Brooklyn, New York and has been employed in the railroad industry in various capacities since 1960.

     Robert J. Easton, Treasurer. Mr. Easton has been with the Company since 1986, initially as Controller. He was promoted to the position of Treasurer and Controller in 1988. Prior to joining the Company, Mr. Easton had 21 years of experience in public accounting. He is a Certified Public Accountant with a bachelors degree in accounting from the University of Rochester.

     P. Scott Conti, Vice President Engineering. Mr. Conti has been with the Company since 1988 and is responsible for all activities of the Maintenance of Way and Engineering Department which maintains the Company's tracks, bridges,


                                     III-1
buildings and grade crossings, overseeing all construction activity on or affecting railroad property. From June 1988 to December 1997, Mr. Conti served as Engineering Manager. In January 1998 he was promoted to Chief Engineer and in March 1999 he was promoted to Vice President. Prior to Joining the Company, Mr. Conti was employed by Perini Corporation.

     Mary A. Tanona, Secretary and General Counsel. Ms. Tanona joined the Company in 1999 as Assistant General Counsel and Assistant Secretary. In 2000 she was promoted to General Counsel. Prior to joining the Company, Ms Tanona was an associate with Dewey Ballantine in New York. Most recently, she served as associate general counsel at Arbor National Mortgage. She is a 1987 graduate of Fordham University School of Law and holds a bachelor of arts degree from Smith College. Ms. Tanona is admitted to practice law in Massachusetts, Rhode Island and New York.

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

Committees of the Board of Directors

     The Board of Directors has an Executive Committee, a Stock Option & Compensation Committee and an Audit Committee. The Board of Directors does not have a nominating committee. In accordance with the By-laws of the Company, the Executive Committee, currently comprised of Robert H. Eder, Chairman, John J. Healy and Orville R. Harrold, exercises the authority of the Board of Directors when formal Board action is required between meetings, subject to the limitations imposed by law, the By-laws or the Board of Directors. The Executive Committee acts on routine matters such as authorizing the execution of government contracts for reimbursement for Company work on highway projects adjacent to the railroad and grade crossing rehabilitation.

                                     III-2

     The Stock Option & Compensation Committee, currently comprised of John H. Cronin, Chairman, Richard W. Anderson and Charles M. McCollam, Jr., is responsible for establishing the amount of option shares to be granted to the Company's employees under the Stock Option Plan and for making recommendations to the full Board concerning executive officer compensation.

     The Audit Committee of the Board of Directors is responsible for providing independent, objective oversight of the Company's accounting functions and internal controls. The Audit Committee is composed of three directors, all of whom are independent as defined by the American Stock Exchange listing standards. The Audit Committee operates under a written charter first adopted and approved by the Board of Directors on April 26, 2000. A copy of the Audit Committee Charter is attached to this Proxy Statement as Appendix A.

     The Board of Directors held four meetings, the Audit Committee held six meetings, the Stock Option & Compensation Committee held one meeting and the Executive Committee held eight meetings during the fiscal year ended December 31, 2000.

Audit Committee Report

     Management is responsible for the Company's internal controls and financial reporting process. The independent accountants are responsible for performing an audit of the Company's consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and to issue a report thereon. The Audit Committee's responsibility is to monitor and oversee these processes.

     The responsibilities of the Audit Committee include recommending to the Board an accounting firm to be engaged as the Company's independent accountants. Additionally, and as appropriate, the Audit Committee reviews and evaluates, and discusses and consults with the Company's management and independent accountants regarding the scope of the audit plan, the results of the audit, the Company's financial statement disclosure documents, the adequacy and effectiveness of the Company's accounting and financial controls and changes in accounting principles.

     In connection with these responsibilities, the Audit Committee reviewed and discussed the audited financial statements with management and the Company's independent accountants, Deloitte & Touche LLP. The Audit Committee also discussed with Deloitte & Touche LLP the matters required by Statement on Auditing Standards No. 61. The Audit Committee received from Deloitte & Touche LLP written disclosures and the letter regarding its independence as required by Independence Standards Board Standard No. 1. The Audit Committee discussed this information with Deloitte & Touche LLP and also considered the compatibility of non-audit services provided by Deloitte & Touche LLP with its independence. Based on the review of the audited financial statements and these various discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K, to be filed with the SEC.

Audit Committee:

J. Joseph Garrahy, Chairman
Frank W. Barrett
Merrill W. Sherman

                            Compensation of Directors

     During the fiscal year ended December 31, 2000, each director who was not an employee of the Company received a base fee of $500 for each attended meeting of the Board of Directors plus $50 per attended meeting for each year of service as a director, and each member of the Audit Committee and the Stock Option & Compensation Committee received $300 for each attended meeting of the committee (other than the Chairman of the Committee, who received $350).

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


                                     III-3

Item 11. Executive Compensation
-------------------------------

     The following table summarizes the compensation paid or accrued by the Company during the three year period ended December 31, 2000, to its Chief Executive Officer and each of its four most highly compensated executive officers who earned more than $100,000 in salary and bonus in 2000, for services rendered in all capacities to the Company during 2000.

                           SUMMARY COMPENSATION TABLE

                                                              Long-Term
                                  Annual Compensation         Compensation
                                  -------------------         ------------
                                                              Securities
                                                              Underlying    All
                                                    Other     Options to   Other
                                                    Annual    Purchase   Compen-
                                   Salary          Compen-    Common      sation
Name and Principal Position  Year  ($)(a) Bonus($) sation($)  Stock       ($)(b)
---------------------------- ----  ------ ------   --------  ------------ ------

Robert H. Eder.............. 2000  325,621     0    35,337(c)     0       47,302
 Chairman of the Board and   1999  307,403  17,500  23,653(c)     0       48,024
   Chief Executive Officer   1998  286,210     0    31,216(c)     0       48,696

Orville R. Harrold.......... 2000  279,077     0        0       1,178     39,242
 President and Chief         1999  262,181     0        0       1,087     42,726
   Operating Officer         1998  240,382  20,000      0       1,011     43,940

P. Scott Conti.............. 2000  105,546     0        0        232       7,916
 Vice President Engineering  1999   99,072     0        0        147       8,068
                             1998   80,425     0        0        132       6,468

Robert J. Easton............ 2000  133,304     0        0        301       9,998
 Treasurer                   1999  130,858     0        0        346      10,469
                             1998  126,038  16,000      0        310      11,412


(a) Includes amounts taxable to employees for personal use of Company-owned vehicles, other than Mr. Eder, who does not have personal use of a Company-owned vehicle.

(b) Includes amounts paid directly to the retirement accounts of management staff under the Company's simplified employee pension plan, and, in the case of Robert H. Eder and Orville R. Harrold, includes for 2000 premiums paid for life insurance coverage in the amounts of $34,552 and $26,492, respectively.

(c)  Includes the cost of a vehicle for Mr. Eder.

                                     III-4

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning the grant of stock options under the Company's Non-Qualified Stock Option Plan to the Named Executive Officers during the Company's last fiscal year. The Company does not issue stock appreciation rights.

                                    % of Total
                        Number of    Options
                        Securities   Granted To
                        Underlying   Employees                        Grant Date
                         Options     In Fiscal   Exercise  Expiration    Present
     Name              Granted(a)     1999       Price($)     Date   Value($)(b)
    ------             ----------   ---------     ------    -------- -----------

Robert H. Eder(c)......     0           0            0           0            0

Orville R. Harrold.....  1,178        16.8         8.00     01/03/10    4,947.60

P. Scott Conti.........    232         3.3         8.00     01/03/10      974.40

Robert J. Easton.......    301         4.3         8.00     01/03/10    1,264.20


(a) All options were granted on January 3, 2000 and became exercisable on July 3, 2000.

(b) Amounts represent fair value of options and were estimated as of the date of grant using Black-Scholes options - pricing model with the following weighted average assumptions: expected volatility of 55%; expected life 7 years; and risk free interest rate of 6.3%. Dividends at the rate of 2.0% per share were assumed for purposes of this estimate.

(c) Under the terms of the Company's Non-Qualified Stock Option Plan, Mr. Eder is not eligible to receive a grant of stock options.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

     The following table sets forth individual exercises of stock options during 2000 and the year-end values of options to purchase Common Stock held by the Named Executive Officers as of December 31, 2000.

                                      Number of Securities
                                   Underlying Unexercised   Value of Unexercised
                                              Options at         In-the-Money at
                                         December 31, 2000  December 31, 2000(b)
                                         -----------------  --------------------
                       Shares
                      Acquired on     Value      Exercisable/       Exercisable/
             Name     Exercise   Realized($)(a) Unexercisable   Unexercisable($)
             ----    ----------- -------------- -------------   ----------------

Robert H. Eder .......    0             0             0/0               0/0

Orville R. Harrold ...    0             0         3,060/0               0/0

P. Scott Conti .......    0             0           511/0               0/0

Robert J. Easton .....    0             0         1,614/0              25/0


(a) Based on the last sale price of the Common Stock on the date of exercise minus the exercise price.

(b) Based on the difference between the exercise price of each grant and the closing price of the Company's Common Stock on the AMEX on December 31, 2000, which was $7.125.


                                     III-5

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The table set forth below reflects the only persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who, to the best of the Company's knowledge, were on March 2, 2001 the beneficial owners of more than five percent of the Company's outstanding Common Stock, $.50 par value, or Preferred Stock, $50 par value. Each share of the Company's outstanding Preferred Stock is convertible at any time, at the option of the holder, into one hundred shares of Common Stock of the Company. The footnote to the table below sets forth the percentages of the outstanding Common Stock which would be held by the indicated owners if such owners' Preferred Stock were converted in whole into Common Stock.

                                                                       Percent
Name and Address                      Number of Shares Owned           of Class
----------------                      ----------------------           --------

Robert H. and Linda Eder                  842,742 (Common)             19.4%(a)
2441 S.E. Bahia Way                           500 (Preferred)          77.5%
Stuart, Florida 34996

Steinberg Asset Management Company, Inc.  488,100 (Common)             11.2%
Michael A. Steinberg & Company, Inc.
Michael A. Steinberg
12 East 49th Street
New York, New York  10017

Keeley Asset Management Corp.             223,545 (Common)              5.1%
Kamco Performance Limited Partnership
Kamco Limited Partnership No. 1
401 South LaSalle Street
Chicago, Illinois  60605


     (a) Assuming no conversion of Preferred Stock. If their Preferred Stock were converted in whole to Common Stock, Mr. and Mrs. Eder would own 20.2% of the outstanding Common Stock.

     Of the shares owned by Mr. and Mrs. Eder, 768,162 shares of Common Stock and 500 shares of Preferred Stock were held directly by Mr. Eder, and 74,580 shares of Common Stock were held directly by Mrs. Eder. By reason of their ownership, Mr. and Mrs. Eder may be deemed to be "control persons" with respect to the Company.


                                     III-6

     The following table reflects, as of March 2, 2001, the beneficial ownership of the Common Stock of the Company by directors, nominees for directors and officers of the Company.


Name                                                   Number       Percentage
----                                                   ------       ----------
Richard W. Anderson(a) ..........................      200,910          4.6%
Frank W. Barrett(b)..............................        1,000            *
P. Scott Conti(c)................................        2,088            *
John H. Cronin(d)................................        1,990            *
Robert J. Easton(e) .............................        3,503            *
Robert H. Eder(f)................................      892,742         20.2%
J. Joseph Garrahy(g).............................          750            *
Orville R. Harrold(h)............................       29,596            *
John J. Healy(i).................................        1,350            *
Charles M. McCollam, Jr.(j)......................          880            *
Merrill W. Sherman(k)............................          600            *
All executive officers and directors as a group
   (12 people)(l)................................    1,135,578         25.7%

  *    Less than one percent

     (a) Includes 200,000 shares of common stock held by Massachusetts Capital Resource Company of which Mr. Anderson disclaims beneficial ownership. Mr. Anderson is Senior Vice President of Massachusetts Capital Resource Company. Also includes 210 shares of Common Stock issuable under stock options exercisable within 60 days.

     (b) Includes 500 shares of Common Stock issuable under stock options exercisable within 60 days.

     (c) Includes 511 shares of Common Stock issuable under stock options exercisable within 60 days.

     (d) Includes 660 shares of Common Stock issuable under stock options exercisable within 60 days.

     (e) Includes 118 shares of Common Stock held by Mr. Easton's wife in her name and 1,614 shares of Common Stock issuable under stock options exercisable within 60 days.

     (f) Mr. Eder's business address is 75 Hammond Street, Worcester, Massachusetts 01610. Includes 74,580 shares of Common Stock owned by Mr. Eder's wife and assumes the conversion of the 500 shares of Preferred Stock owned by Mr. Eder.

     (g) Includes 480 shares of Common Stock issuable under stock options exercisable within 60 days.

     (h)  Includes (i) 1,700 shares of Common Stock held by Mr.  Harrold's wife,
          (ii) 2,600 shares of Common Stock held by a custodian in an individual retirement account for the benefit of Mr. Harrold and (iii) 3,060 shares of Common Stock issuable under stock options exercisable within 60 days.

     (i) Includes 1,050 shares of Common Stock issuable under stock options exercisable within 60 days.

     (j) Includes 230 shares of Common Stock issuable under stock options exercisable within 60 days.

     (k) Includes 100 shares of Common Stock issuable under stock options exercisable within 60 days.

     (l) Includes 50,000 shares of Common Stock issuable upon conversion of Preferred Stock and 8,415 shares of Common Stock issuable under stock options exercisable within 60 days.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

  Not Applicable


                                     III-7

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------



     (a)  (1) All financial statements:
               An index of financial statements is included in Item 8, page II-10 of this annual report

          (2) Financial Statement schedule:
              Schedule II Valuation and Qualifying Accounts .......  Page IV-3

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


               (23) Independent Auditors' Consent

     (b) A report on Form 8-K was filed on June 9, 2000. In it the Registrant reported that it had advised the general public through a press release dated June 8, 2000 the commencement of construction of a 12 mile right-of-way bringing freight service into Hartford, Connecticut.

     (c)  Exhibits (annexed).

     Financial Statement Schedule. See item (a) (2.) above

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                               /s/ Robert H. Eder
                            ________________________
                                By Robert H. Eder
                             Chief Executive Officer
                              Dated: March 30, 2001



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                Title                                 Date
     ---------                -----                                 ----
/s/ Robert H. Eder
________________________      Chief Executive Officer            March 30, 2001
Robert H. Eder                and Chairman (Principal
                              Executive Officer)

/s/ Orville R. Harrold
________________________      President and Director             March 30, 2001
Orville R. Harrold            (Chief Operating Officer)

/s/ Robert J. Easton
________________________      Treasurer                          March 30, 2001
Robert J. Easton              (Principal financial officer and
                              principal accounting officer)
/s/ Frank W. Barrett
________________________      Director                           March 30, 2001
Frank W. Barrett

/s/ J. Joseph Garrahy
________________________      Director                           March 30, 2001
J. Joseph Garrahy

/s/ Merrill W. Sherman
________________________      Director                           March 30, 2001
Merrill W. Sherman

                                                            SCHEDULE II

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                              (IN THOUSAND DOLLARS)


         Column A        Column B    Column C Additions    Column D   Column E
         --------        --------    ------------------    --------   --------
                                      (1)        (2)
                         Balance   Charged to Charged to              Balance
                            at     costs and    other                  at end
       Description      beginning   expenses   accounts   Deductions     of
                        of period            describe        (A)       period
Allowance for doubtful
 accounts:
Year ended
 December 31, 2000.....   $ 125                                          $125
                          =====                                          ====
Year ended
 December 31, 1999.....   $ 125                                          $125
                          =====                                          ====
Year ended
 December 31, 1998.....   $ 125       $ 15                  $  (15)      $125
                          =====       ====                  ======       ====

(A) Bad debts written off.

                                                       EXHIBIT 23




INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement Nos. 333-65937, 333-65949, and 333-21617 of Providence and Worcester Railroad Company on Form S-8 of our report dated March 2, 2001 appearing in this Annual Report on Form 10-K of Providence and Worcester Railroad Company for the year ended December 31, 2000.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 27, 2001