Form 10-Q
period 2001-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2001-05-04
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 2001

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

As of May 1, 2001, the registrant has 4,400,459 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                      Index


   Part I - Financial Information

        Item 1 -Financial Statements:

               Balance   Sheets  -  March  31,  2001
               (Unaudited) and December 31, 2000.............3

               Statements of Operations (Unaudited)
               - Three Months Ended March 31, 2001
               and 2000......................................4

               Statements of Cash Flows (Unaudited)
               - Three Months Ended March 31, 2001
               and 2000......................................5

               Notes to Financial Statements
               (Unaudited).................................6-7

        Item 2 -Management's Discussion and Analysis
               of Financial Condition
               and Results of Operations..................8-10

        Item 3 -Quantitative and Qualitative Disclosures
               About Market Risk............................10

   Part II - Other Information:

        Item 6 Exhibits and Reports on Form 8-K.............11

   Signatures...............................................12

Item 1.  Financial Statements
-----------------------------


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                          MARCH 31, DECEMBER 31,
                                                            2001          2000
                                                         (Unaudited)
                                                           -------       -------
Current Assets:
  Cash and equivalents .................................   $ 4,737       $ 5,559
  Accounts receivable, net of allowance for
   doubtful accounts of $125 in 2001 and 2000 ..........     3,429         3,346
  Materials and supplies ...............................     1,721         1,732
  Prepaid expenses and other ...........................       530           712
  Deferred income taxes ................................        96           123
                                                           -------       -------
   Total Current Assets ................................    10,513        11,472
Property and Equipment, net ............................    65,706        65,703
Land Held for Development ..............................    11,851        11,851
Goodwill, net ..........................................        23            47
                                                           -------       -------
Total Assets ...........................................   $88,093       $89,073
                                                           =======       =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable .....................................   $ 1,815       $ 2,236
  Accrued expenses .....................................       656           934
                                                           -------       -------
   Total Current Liabilities ...........................     2,471         3,170
                                                           -------       -------
Profit-Sharing Plan Contribution .......................       357           357
                                                           -------       -------
Deferred Grant Income ..................................     7,894         7,898
                                                           -------       -------
Deferred Income Taxes ..................................     9,238         9,165
                                                           -------       -------
Commitments and Contingent Liabilities .................
Shareholders' Equity:
  Preferred stock, 10% noncumulative, $50 par
   value; authorized, issued and outstanding 645
   shares in 2001 and 2000 .............................        32            32
  Common stock, $.50 par value; authorized
   15,000,000 shares; issued and outstanding
   4,354,919 shares in 2001 and 4,351,815 shares
   in 2000 .............................................     2,177         2,176
  Additional paid-in capital ...........................    28,979        28,962
  Retained earnings ....................................    36,945        37,313
                                                           -------       -------

   Total Shareholders' Equity ..........................    68,133        68,483
                                                           -------       -------

Total Liabilities and Shareholders' Equity .............   $88,093       $89,073
                                                           =======       =======



    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF OPERATIONS (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                                    Three Months Ended March 31,
                                                             2001          2000
                                                           -------        ------
Revenues:
  Operating Revenues - Freight and Non-Freight ........    $ 5,042        $5,266
  Other Income ........................................        203           221
                                                           -------        ------
    Total Revenues ....................................      5,245         5,487
                                                           -------        ------

Operating Expenses:
  Maintenance of way and structures ...................        968           955
  Maintenance of equipment ............................        501           625
  Transportation ......................................      1,515         1,477
  General and administrative ..........................        892           894
  Depreciation ........................................        650           633
  Taxes, other than income taxes ......................        643           624
  Car hire, net .......................................        300           185
  Employee retirement plans ...........................         57            57
                                                           -------        ------
    Total Operating Expenses ..........................      5,526         5,450
                                                           -------        ------

Income (Loss) before Income Taxes .....................       (281)           37
Provision for Income Taxes (Benefit) ..................        (90)           23
                                                           -------        ------
Net Income (Loss) .....................................       (191)           14

Preferred Stock Dividends .............................          3             3
                                                           -------        ------
Net Income (Loss) Available to Common Shareholders ....    $  (194)       $   11
                                                           =======        ======

Basic Income (Loss) Per Common Share ..................    $  (.04)          $ -
                                                           =======        ======
Diluted Income (Loss) Per Common Share ................    $  (.04)          $ -
                                                           =======        ======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                    Three Months Ended March 31,
                                                              2001        2000
                                                           -------      -------
Cash flows from operating activities:
Net income (loss) ....................................     $  (191)     $    14
Adjustments to reconcile net income (loss) to net
  cash flows from (used by) operating activities:
  Depreciation and amortization ......................         673          656
  Amortization of deferred grant income ..............         (52)         (44)
  Gains from sale and disposal of properties,
   equipment and easements, net ......................          (4)         (32)
  Deferred income tax expense (benefit) ..............         100          (26)
  Increase (decrease) in cash from:
   Accounts receivable ...............................        (356)         256
   Materials and supplies ............................          11          223
   Prepaid expenses and other ........................         182           45
   Accounts payable and accrued expenses .............        (444)        (191)
                                                           -------      -------
Net cash flows from (used by) operating activities ...         (81)         901
                                                           -------      -------

Cash flows from Investing Activities:
Purchase of property and equipment ...................        (907)      (1,177)
Proceeds from sale of properties, equipment and
  easements ..........................................           4           60
Proceeds from deferred grant income ..................         321          290
                                                           -------      -------
Net cash flows used by investing activities ..........        (582)        (827)
                                                           -------      -------

Cash Flows from Financing Activities:
Dividends paid .......................................        (177)        (174)
Issuance of common shares for stock options
  exercised and employee stock purchases .............          18           20
                                                           -------      -------
Net cash flows used by financing activities ..........        (159)        (154)
                                                           -------      -------

Decrease in Cash and Equivalents .....................        (822)         (80)
Cash and Equivalents, Beginning of Period ............       5,559        4,626
                                                           -------      -------
Cash and Equivalents, End of Period ..................     $ 4,737      $ 4,546
                                                           =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                 (Dollars in Thousands Except Per Share Amounts)


1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

2.   Changes in Shareholders' Equity:

                                                Additional             Total
                               Preferred Common  Paid-in  Retained Shareholders'
                                  Stock  Stock   Capital   Earnings    Equity
                                   ---   ------  -------   --------   --------

     Balance December 31, 2000 .   $32   $2,176  $28,962   $ 37,313   $ 68,483
     Issuance of 3,104 common
      shares for employee stock
      purchases and stock
      options exercised ........              1       17                    18
     Dividends:
      Preferred stock, $5.00 per
      share ....................                                 (3)        (3)
      Common stock, $.04 per
      share ....................                               (174)      (174)
     Net loss for the period ...                               (191)      (191)
                                   ---   ------  -------   --------   --------
     Balance March 31, 2001 ....   $32   $2,177  $28,979   $ 36,945   $ 68,133
                                   ===   ======  =======   ========   ========

3.    Other Income:
                                                                 2001      2000
                                                                 ----      ----
     Gains from sale and disposal of
      properties, equipment and easements, net ........          $  4      $ 32
     Rentals ..........................................           127       122
     Interest .........................................            72        67
                                                                 ----      ----
                                                                 $203      $221
                                                                 ====      ====


4.   Income (Loss) per Common Share:

     Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted income
     (loss) per common share reflects the effect of the Company's outstanding convertible preferred stock, options and warrants except where such items would be antidilutive.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                 (Dollars in Thousands Except Per Share Amounts)


     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                                            2001         2000
                                                         ---------    ---------
     Weighted average shares for basic ..........        4,352,127    4,281,394
     Dilutive effect of convertible preferred
      stock, options and warrants ...............                -       68,431
                                                         ---------    ---------
     Weighted average shares for diluted ........        4,352,127    4,349,825
                                                         =========    =========


     Preferred Stock convertible into 64,500 shares of Common Stock and options and warrants to purchase 223,131 shares of Common Stock were outstanding during the quarter ended March 31, 2001, but were not included in the computation of the diluted loss per common share because their effect would be antidilutive.

     Options and warrants to purchase 197,012 shares of common stock were outstanding during the quarter ended March 31, 2000, but were not included in the computation of diluted earnings per common share because their effect would be antidilutive.

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

6.   Dividends:

     On April 25, 2001, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable May 24, 2001 to shareholders of record May 10, 2001.

7.   Recently Issued Financial Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", subsequently amended in June 1999 and effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted this accounting standard as of January 1, 2001, as required. The Company does not utilize instruments covered by this standard; accordingly, adoption has had no impact on financial position or results of operations.

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


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                                                Three Months Ended March 31,
                                            -----------------------------------
                                                  2001                 2000
                                            -----------------------------------
                                             (In thousands, except percentages)
Freight Revenues:
   Conventional carloads ...............    $3,975    78.8%      $4,220    80.1%
   Containers ..........................       726    14.4          632    12.0
Non-Freight Operating Revenues:
   Transportation services .............       266     5.3          259     4.9
   Other ...............................        75     1.5          155     3.0
                                            ------   -----       ------   -----
      Total ............................    $5,042   100.0%      $5,266   100.0%
                                            ======   =====       ======   =====


The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                                Three Months Ended March 31,
                                            -----------------------------------
                                                   2001                2000
                                            -----------------------------------
                                             (In thousands, except percentages)
Salaries, wages, payroll taxes and
  employee benefits ......................   $3,171      62.9%   $3,091    58.7%
Casualties and insurance .................      160       3.2       150     2.8
Depreciation and amortization ............      673      13.3       656    12.5
Diesel fuel ..............................      267       5.3       293     5.6
Car hire, net ............................      300       5.9       185     3.5
Purchased services, including legal
  and professional fees ..................      220       4.4       274     5.2
Repair and maintenance of equipment ......      243       4.8       318     6.0
Track and signal materials ...............      299       5.9       521     9.9
Other materials and supplies .............      181       3.6       262     5.0
Other ....................................      422       8.4       372     7.1
                                             ------     -----    ------    -----
   Total .................................    5,936     117.7     6,122   116.3
   Less capitalized and recovered
    costs ................................      410       8.1       672    12.8
                                             ------     -----    ------   -----
      Total ..............................   $5,526     109.6%   $5,450   103.5%
                                             ======     =====    ======   =====

Operating Revenues:

Operating revenues decreased $224,000, or 4.3%, to $5.0 million in the first quarter of 2001 from $5.3 million in the first quarter of 2000. This decrease is the net result of a $245,000 (5.8%) decrease in conventional freight revenues and a $73,000 (17.6%) decrease in non-freight operating revenues, partially offset by a $94,000 (14.9%) increase in net container freight revenues.

The decrease in conventional freight revenues is attributable to a decrease in traffic volume, partially offset by an increase in the average revenue received per conventional carloading of 3.3%. The Company's conventional freight carloadings decreased by 492, or 8.8%, to 5,098 in 2001 from 5,590 in 2000. Approximately 75% of this decrease was comprised of construction aggregate shipments. Construction aggregates is a seasonal commodity which is shipped over a period of approximately nine months each year, beginning in March and ending in early December. Snow and cold weather during March 2001 delayed the commencement of construction aggregate shipments compared to 2000 when milder weather allowed for an earlier start to such shipments. The remainder of the net decrease in conventional carloadings appears to be the result of a weaker economy, particularly in the manufacturing sector. The decrease in construction aggregate volume accounts for most of the increase in the average revenue received per conventional carloading since this commodity commands a relatively low freight rate.

The increase in net container freight revenues is primarily the result of an increase in container traffic volume. Total intermodal containers handled increased by 2,081, or 13.4%, to 17,650 in the first quarter of 2001 from 15,569 in 2000. The increase in container traffic volume is attributable to increased volume from existing customers.

The decrease in non-freight operating revenues for the quarter results primarily from a decrease in Maintenance of Way Department billings. Such revenues can vary from period to period depending upon the needs of customers and other outside parties.

Operating Expenses:

Operating expenses increased $76,000, or 1.4%, in the first quarter of 2001 from 2000. Most operating expenses remained relatively stable between quarters except for net car hire expense which increased by $115,000 to $300,000 in the first quarter of 2001 from $185,000 in 2000. Most of this increase is the result of a reduction of $82,000 received by the Company for the off-line usage of its gondola freight cars. This reduction in car hire revenue, which is netted against car hire expense, results from a reduction in the current demand for this type of freight car.

The Company's operating expenses are of a relatively fixed nature and do not increase or decrease proportionately with variations in operating revenues. In addition, the Company's operating ratio typically exceeds 100% for the first quarter of each year since the seasonal nature of certain of its freight traffic and winter weather conditions typically result in lower levels of freight revenues and proportionally higher levels of operating expenses for that quarter.

Liquidity and Capital Resources
-------------------------------

During the first quarter of 2001 the Company used $81,000 of cash in its operations. Total cash and equivalents decreased by $822,000 for the quarter. The principal utilization of cash during the quarter was for expenditures for property and equipment, of which $516,000 was for additions and improvements to track structure, and for the payment of dividends.

In management's opinion cash generated from operations during the remainder of 2001 will be sufficient to enable the Company to meet its operating expenses and capital expenditure and dividend requirements.

Seasonality
-----------

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.

Recent Accounting Pronouncement
-------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", subsequently amended in June 1999 and effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted this accounting standard as of January 1, 2001, as required. The Company does not utilize instruments covered by this standard; accordingly, adoption has had no impact on financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of March 31, 2001, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at March 31, 2001. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

PART II - Other Information
---------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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

                                       PROVIDENCE AND WORCESTER
                                        RAILROAD COMPANY


                                     By: /s/ Orville R. Harrold
                                         ----------------------------
                                         Orville R. Harrold, President

                                     By: /s/ Robert J. Easton
                                         ----------------------------
                                         Robert J. Easton
                                         Treasurer and Principal
                                         Financial Officer




DATED:  May 4, 2001