Form 10-Q
period 2001-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2001-08-10
CIK 831968

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2001

  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from _______________ to _______________

  Commission file number 0-16704

               PROVIDENCE AND WORCESTER RAILROAD COMPANY
  -----------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)
  -----------------------------------------------------------------------------


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

As of August 1, 2001, the registrant has 4,403,594 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                      Index


  Part I - Financial Information

       Item 1 - Financial Statements:

                Balance Sheets - June 30, 2001 and December 31, 2000..........3

                Statements of Income - Three and Six Months
                Ended June 30, 2001 and 2000..................................4

                Statements of Cash Flows - Six Months
                Ended June 30, 2001 and 2000..................................5

                Notes to Financial Statements...............................6-8

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............9-12

       Item 3 - Quantitative and Qualitative Disclosures About Market Risk...13

  Part II - Other Information:

       Item 4   Submission of Matters to a Vote of Security Holders..........14

       Item 6   Exhibits and Reports on Form 8-K.............................14

  Signatures.................................................................15

Item 1.  Financial Statements
-----------------------------


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                           JUNE 30, DECEMBER 31,
                                                             2001        2000
                                                          (Unaudited)
                                                            -------      -------
Current Assets:
 Cash and equivalents ................................      $ 4,550      $ 5,559
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2001 and 2000 .........        3,631        3,346
 Materials and supplies ..............................        1,564        1,732
 Prepaid expenses and other ..........................          604          712
 Deferred income taxes ...............................           84          123
                                                            -------      -------
  Total Current Assets ...............................       10,433       11,472
Property and Equipment, net ..........................       66,412       65,703
Land Held for Development ............................       11,857       11,851
Goodwill, net ........................................           --           47
                                                            -------      -------
Total Assets .........................................      $88,702      $89,073
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 2,268      $ 2,236
 Accrued expenses ....................................          655          934
                                                            -------      -------
  Total Current Liabilities ..........................        2,923        3,170
                                                            -------      -------
Profit-Sharing Plan Contribution .....................           --          357
                                                            -------      -------
Deferred Grant Income ................................        7,842        7,898
                                                            -------      -------
Deferred Income Taxes ................................        9,297        9,165
                                                            -------      -------
Commitments and Contingent Liabilities
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  645 shares in 2001 and 2000 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,403,483 shares in 2001 and 4,351,815
  shares in 2000 .....................................        2,202        2,176
 Additional paid-in capital ..........................       29,336       28,962
 Retained earnings ...................................       37,070       37,313
                                                            -------      -------
  Total Shareholders' Equity .........................       68,640       68,483
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $88,702      $89,073
                                                            =======      =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                        STATEMENTS OF INCOME (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                        Three Months Ended    Six Months Ended
                                             June 30,              June 30,
                                          2001       2000       2001       2000
                                        -------    -------    -------    -------

Revenues:
 Operating Revenues - Freight
  and Non-Freight ..................    $ 5,735    $ 6,041    $10,777    $11,307
 Other Income ......................        194      1,277        397      1,498
                                        -------    -------    -------    -------
   Total Revenues ..................      5,929      7,318     11,174     12,805
                                        -------    -------    -------    -------

Operating Expenses:
 Maintenance of way and
  structures .......................        813      1,059      1,781      2,014
 Maintenance of equipment ..........        479        532        980      1,157
 Transportation ....................      1,589      1,630      3,104      3,107
 General and administrative ........      1,014        850      1,906      1,744
 Depreciation ......................        667        633      1,317      1,266
 Taxes, other than income
  taxes ............................        621        644      1,264      1,268
 Car hire, net .....................        232        186        532        371
 Employee retirement plans .........         57        224        114        281
                                        -------    -------    -------    -------
  Total Operating Expenses .........      5,472      5,758     10,998     11,208
                                        -------    -------    -------    -------

Income before Income Taxes .........        457      1,560        176      1,597
Provision for Income Taxes .........        156        542         66        565
                                        -------    -------    -------    -------
Net Income .........................        301      1,018        110      1,032

Preferred Stock Dividends ..........         --         --          3          3
                                        -------    -------    -------    -------
Net Income Available to Common
 Shareholders ......................    $   301    $ 1,018    $   107    $ 1,029
                                        =======    =======    =======    =======

Basic Income  Per Common Share .....    $   .07    $   .24    $   .02    $   .24
                                        =======    =======    =======    =======

Diluted Income  Per Common
 Share .............................    $   .07    $   .23    $   .02    $   .24
                                        =======    =======    =======    =======



    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                       Six Months Ended June 30,
                                                             2001         2000
                                                           -------      -------
Cash flows from operating activities:
Net income ...........................................     $   110      $ 1,032
Adjustments to reconcile net income to net
 cash flows from operating activities:
 Depreciation and amortization .......................       1,364        1,313
 Amortization of deferred grant income ...............        (104)         (87)
 Profit-sharing plan contribution to be
  funded with common stock ...........................          --          168
 Gains from sale of properties, equipment
  and easements, net .................................         (39)      (1,119)
 Deferred income taxes ...............................         171          (58)
 Other, net ..........................................           3           --
 Increase (decrease) in cash from:
  Accounts receivable ................................        (606)        (616)
  Materials and supplies .............................         168          382
  Prepaid expenses and other .........................         108           49
  Accounts payable and accrued expenses ..............         (64)         839
                                                           -------      -------
Net cash flows provided by operating
 activities ..........................................       1,111        1,903
                                                           -------      -------
Cash flows from Investing Activities:
Purchase of property and equipment ...................      (2,228)      (2,052)
Proceeds from sale of properties, equipment
 and easements .......................................          52          106
Proceeds from deferred grant income ..................         369          290
                                                           -------      -------
Net cash flows used by investing activities ..........      (1,807)      (1,656)
                                                           -------      -------
Cash Flows from Financing Activities:
Dividends paid .......................................        (353)        (348)
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          40           40
                                                           -------      -------
Net cash flows used by financing activities ..........        (313)        (308)
                                                           -------      -------

Decrease in Cash and Equivalents .....................      (1,009)         (61)
Cash and Equivalents, Beginning of Period ............       5,559        4,626
                                                           -------      -------
Cash and Equivalents, End of Period ..................     $ 4,550      $ 4,565
                                                           -------      -------
Supplemental disclosures:
Cash paid during the period for Income taxes .........     $    11      $    35
                                                           =======      =======

Non-cash transactions are described in Note 2.

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                 (Dollars in Thousands Except Per Share Amounts)


1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for the interim periods ended June 30, 2001 and 2000. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

2.   Changes in Shareholders' Equity:

                                                                        Total
                                                    Additional          Share
                              Preferred   Common     Paid-in   Retained holders'
                                Stock     Stock      Capital   Earnings Equity
                               -------    -------    -------   -------  -------
     Balance December 31,2000.    $ 32    $ 2,176    $28,962   $37,313  $68,483
     Issuance of 6,528
      common shares for
      stock options
      exercised, employee
      stock purchases and
      other ..................                  3         40                 43
     Issuance of 45,140
      common shares to
      fund the Company's
      2000 profit sharing
      plan contribution ......                 23        334                357
     Dividends:
      Preferred stock,
      $5.00 per share ........                                      (3)      (3)
      Common stock, $.08
      per share ..............                                    (350)    (350)
     Net income for the
      period .................                                     110      110
                               -------    -------    -------   -------  -------
     Balance June 30, 2001 ...    $ 32    $ 2,202    $29,336   $37,070  $68,640
                               =======    =======    =======   =======  ========


     During the six months ended June 30, 2000 the Company issued 56,418 shares of its common stock with an aggregate fair market value of $391 to fund its 1999 profit sharing plan contribution.

3.   Other Income:

                                      Three Months Ended       Six Months Ended
                                            June 30,                 June 30,
                                      ------------------      ------------------
                                       2001        2000        2001        2000
                                      ------      ------      ------      ------
     Gains from sale of
      properties, equipment
      and easements, net ..........   $   35      $1,087      $   39      $1,119
     Rentals ......................      109         122         236         244
     Interest .....................       50          68         122         135
                                      ------      ------      ------      ------
                                      $  194      $1,277      $  397      $1,498
                                      ======      ======      ======      ======


     Gains from sale of properties, equipment and easements for 2000 includes $1,082 from the sale of permanent easements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                 (Dollars in Thousands Except Per Share Amounts)

4.   Income per Share:

     Basic income per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income per common share reflects the effect of the Company's outstanding convertible preferred stock, options and warrants except where such items would be antidilutive.

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                     Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                   ---------------------   ---------------------
                                       2001        2000        2001        2000
                                   ---------   ---------   ---------   ---------
     Weighted average shares
      for basic ............       4,395,683   4,317,752   4,374,025   4,299,573
     Dilutive effect of
      convertible preferred
      stock, options and
      warrants .............          71,914      67,192      70,171      67,747
                                   ---------   ---------   ---------   ---------
     Weighted average shares
      for diluted ..........       4,467,597   4,384,944   4,444,196   4,367,320
                                   =========   =========   =========   =========


     Options and warrants to purchase 188,711 and 205,205 shares of common stock were outstanding for the three and six month periods ended June 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

5.   Commitments and Contingent Liabilities:

     The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

     The Company is party to an arbitration proceeding with the National Railroad Passenger Corporation ("Amtrak") concerning Amtrak's claim for rate increases with respect to the Company's freight operations over a portion of Amtrak's Northeast Corridor in the states of Rhode Island and Connecticut. On July 31, 2001 Amtrak filed its brief in the arbitration in which Amtrak claims that it is entitled to approximately $2,400 under its contract with the Company, of which $1,676 relates to the period from July 1994 through June 1999. The Company believes that, pursuant to its contract with Amtrak, Amtrak's claim for the period ended June 1999 is without merit. As to Amtrak's claim for the period from July 1999 to date, totaling $724, the Company believes that Amtrak's allocated expenses are overstated and that Amtrak's entitlement, if any, to increased mileage charges would be significantly less than the amount claimed. The arbitration is still in its early stages and, as yet, the Company has not received sufficient data from Amtrak to evaluate the merits of Amtrak's claim. Accordingly, the Company cannot predict the amount, if any, of any liability to Amtrak which may result from this arbitration.

6.   Dividends:

     On July 25, 2001, the Company declared a dividend of $.04 per share on its outstanding common stock payable August 23, 2001 to shareholders of record August 9, 2001.

7.   Recently Issued Financial Accounting Standards:

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

     On June 29, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

     SFAS No. 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," and will carry forward provisions in APB Opinion No. 17 related to internally developed intangible assets. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. All of the provisions of the statement should be applied in fiscal years beginning after December 31, 2001 to all goodwill and other intangible assets recognized in an entity's balance sheet at that date.

     The Company is currently evaluating the effect that adopting these standards will have on its financial statements.

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

Results of Operations

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                       Three Months Ended June 30,  Six Months Ended June 30,
                      ---------------------------- -----------------------------
                           2001            2000         2001           2000
                      -------------  ------------- -------------- --------------
                                   (In thousands, except percentages)
Freight Revenues:
Conventional
 carloads .......     $4,641  80.9%  $4,974  82.3%  $8,616  79.9%  $9,194  81.3%
 Containers .....        759  13.2      747  12.4    1,485  13.8    1,379  12.2
Non-Freight
 Operating
 Revenues:
 Transportation
  services ......        217   3.8      249   4.1      483   4.5      508   4.5
 Other ..........        118   2.1       71   1.2      193   1.8      226   2.0
                      ------ ------  ------ ------ ------- ------ -------  -----
   Total ........     $5,735 100.0%  $6,041 100.0% $10,777 100.0% $11,307 100.0%
                      ====== ======  ====== ====== ======= ====== ======= ======

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                       Three Months Ended June 30,  Six Months Ended June 30,
                      ---------------------------- -----------------------------
                           2001            2000         2001           2000
                      -------------  ------------- -------------- --------------
                                   (In thousands, except percentages)
Salaries, wages,
 payroll taxes and
 employee benefits    $3,282  57.2%  $3,284  54.4%  $6,453  59.9%  $6,375  56.4%
Casualties and
 insurance .......       175   3.1      241   4.0      335   3.1      391   3.5
Depreciation and
 amortization ....       691  12.0      657  10.9    1,364  12.7    1,313  11.6
Diesel fuel ......       267   4.7      298   4.9      534   4.9      591   5.2
Car hire, net ....       232   4.1      186   3.1      532   4.9      371   3.3
Purchased
 services,
 including legal
 and professional
 fees ............       361   6.3      359   5.9      581   5.4      633   5.6
Repair and
 maintenance of
 equipment .......       180   3.1      239   4.0      423   3.9      557   4.9
Track and signal
 materials .......     1,144  19.9      715  11.8    1,443  13.4    1,236  10.9
Other materials
 and supplies ....       247   4.3      231   3.8      428   4.0      493   4.4
Other ............       386   6.7      412   6.8      808   7.5      784   6.9
                      ------ ------  ------ ------ ------- ------ ------- ------
 Total ...........     6,965 121.4    6,622 109.6   12,901 119.7   12,744 112.7
 Less capitalized
  and recovered
  costs ..........     1,493  26.0      864  14.3    1,903  17.6    1,536  13.6
                      ------ ------  ------ ------ ------- ------ ------- ------
   Total .........    $5,472  95.4%  $5,758  95.3% $10,998 102.1% $11,208  99.1%
                      ====== ======  ====== ====== ======= ====== ======= ======

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000


Operating Revenues:

Operating revenues decreased $530,000, or 4.7%, to $10.8 million in the six months ended June 30, 2001 from $11.3 million in 2000. This decrease is the net result of a $578,000 (6.3%) decrease in conventional freight revenues and a $58,000 (7.9%) decrease in non-freight operating revenues partially offset by a $106,000 (7.7%) increase in net-container freight revenues

The decrease in conventional freight revenues is attributable to a decrease in traffic volume, offset to a small degree by an increase in the average revenue received per conventional carloading of less than .5%. The Company's conventional carloadings decreased by 938, or 6.7%, to 13,106 in 2001 from 14,044 in 2000. Approximately 60% of this decrease was comprised of construction aggregate shipments. Construction aggregates is a seasonal commodity which is shipped over a period of approximately nine months each year, beginning in March and ending in early December. Snow and cold weather during March 2001 delayed the commencement of construction aggregate shipments compared to 2000 when milder weather allowed for an earlier commencement of such shipments. In addition, the Company has experienced reductions in carloadings from certain of its manufacturing customers due to the deterioration of national economic conditions. These reductions in carloadings have been partially offset by increases in traffic volume from new customers and certain existing customers. While the Company has been able to implement moderate increases in certain of its freight rates, the impact of these increases has been largely offset by an overall shift in the mix of freight hauled toward commodities which command lower freight rates.

The increase in net container freight revenues is primarily the result of an increase in container traffic volume. Total intermodal containers handled increased by 2,119, or 6.3%, to 35,894 containers in 2001 from 33,775 containers in 2000. The increase in container traffic volume is attributable to increased volume from existing customers. The average revenue received per container increased by 1.3% as a result of rate increases tied to certain railroad cost indices.

The decrease in non-freight operating revenues for the six month period results primarily from a decrease in the level of maintenance departmental billings. Such revenues can vary from period to period depending upon the needs of customers and other outside parties.


Operating Expenses:

Operating expenses decreased $210,000, or 1.9%, to $11.0 million in the six months ended June 30, 2001 from $11.2 million in 2000. Most of the Company's operating expenses are of a relatively fixed nature and do not increase or decrease proportionately with variations in operating revenues.

Other Income:

Other income decreased to $397,000 in the six months ended June 30, 2001 from $1.5 million in 2000. This decrease is primarily attributable to a decrease in gains from the sale of properties and easements. While the Company has historically realized substantial amounts of income of this nature, the amount of such income can vary significantly from period to period.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Operating Revenues:

Operating revenues decreased $306,000, or 5.1%, to $5.7 million in the second quarter of 2001 from $6.0 million in 2000. This decrease is the net result of a $333,000 (6.7%) decrease in conventional freight revenues, partially offset by a $12,000 (1.6%) increase in net container freight revenues and a $15,000 (4.7%) increase in non-freight operating revenues.

The decrease in conventional freight revenues for the second quarter is attributable to a decrease in traffic volume and a 1.5% decrease in the average revenue per conventional carloading. The Company's conventional carloadings decreased by 446, or 5.3%, to 8,008 carloadings in the second quarter of 2001 from 8,454 carloadings in 2000. This decrease is attributable to deteriorating conditions in the national economy, primarily affecting certain of the Company's manufacturing customers. Such decreases were partially offset by traffic from new customers and increased traffic from existing customers. The decrease in the average revenue received per carloading is the result of a shift in the mix of traffic toward commodities which command lower freight rates, which more than offset the effect of moderate increases in certain rates.

The increase in net container freight revenues is the result of a small increase in container traffic volume and of a 1.4% increase in the average revenue received per container. Total intermodal containers handled increased by 38, or
 .2% to 18,244 containers in the second quarter of 2001 from 18,206 containers in 2000. The increase in the average revenue received per container is primarily the result of rate increases tied to certain railroad cost indices.

The increase in non-freight operating revenues for the quarter is attributable to an increase in maintenance departmental billings. Such revenues can vary from period to period depending upon the needs of customers and other outside parties.


Operating Expenses:

Operating expenses decreased $286,000, or 5.0%, to $5.5 million in the second quarter of 2001 from $5.8 million in the second quarter of 2000. The decrease in profit sharing expense between quarters accounts for $168,000 of this difference.


Other Income:

Other income decreased to $194,000 in the second quarter of 2001 from $1.3 million in 2000. This decrease is attributable to a significant decrease in gains from the sale of properties and easements.


Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 2001 the Company generated $1.1 million of cash from operations. Total cash and equivalents, however, decreased by $1.0 million during the six month period. The principal utilization of cash during the period was for the payment of dividends and for expenditures for property and equipment, of which $1.4 million was for additions and improvements to the Company's track structure and bridges.

In June 2001 the Company's principal bank increased the Company's revolving line of credit from $2.0 million to $3.0 million and renewed it for a two year period through June 1, 2003. Borrowings under this line are unsecured and bear interest at either the prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company does not pay any commitment fee on this line. The Company had no borrowings under this line during 2001 or 2000.

In management's opinion, cash generated from operations during the remainder of 2001 will be sufficient to enable the Company to meet its operating expense, capital expenditure and dividend requirements.






Seasonality
-----------

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of aggregate shipments during a portion of this period and to winter weather conditions.

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", subsequently amended in June 2000 and effective for fiscal years beginning after June 15, 2001. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted this accounting standard as of January 1, 2001, as required. The Company does not utilize instruments covered by this standard; accordingly, adoption has had no impact on financial position or results of operations.

On June 29, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

SFAS No. 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," and will carry forward provisions in APB Opinion No. 17 related to internally developed intangible assets. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. All of the provisions of the statement should be applied in fiscal years beginning after December 31, 2001 to all goodwill and other intangible assets recognized in an entity's balance sheet at that date.

The Company is currently evaluating the effect that adopting these standards will have on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of June 30, 2001, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at June 30, 2001. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

PART II - Other Information
---------------------------


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Annual Meeting of Stockholders was held on April 25, 2001. Of the 4,352,099 shares of common stock entitled to vote, 3,756,299 shares were present, in person or by proxy. Of the 645 shares of preferred stock entitled to vote, 511 shares were present, in person or by proxy.

          All directors of the Company are elected on an annual basis and the following were so elected at this Annual Meeting:

          Richard  W.  Anderson,  Robert H. Eder and  Merrill  W.  Sherman  were elected  Common  Stock  Directors.  Mr.  Anderson  received  3,575,618 affirmative votes and 129,707 votes withheld, Mr. Eder received 3,575,618 affirmative votes and 180,681 votes withheld and Ms. Sherman received 3,625,392 affirmative votes and 130,907 votes withheld of common shares.

          Frank W.  Barrett,  John H.  Cronin,  J.  Joseph  Garrahy,  Orville R.
          Harrold, John J. Healy and Charles M. McCollam, Jr. were elected Preferred Stock Directors. Each director received 511 affirmative votes and no votes withheld of preferred shares.

          A resolution was presented for the appointment of Deloitte & Touche LLP as independent auditors of the accounts of the Company for 2001. The resolution received 3,665,031 affirmative votes and 48,791 negative votes of common shares with 42,477 common shares abstaining. The resolution received 511 affirmative votes and no negative votes of preferred shares.

          A resolution was presented by a group of investors proposing that The Providence and Worcester Railroad Company seek an immediate sale of the Company or pursue other options to increase shareholder value. The resolution received 436,537 affirmative votes and 2,255,075 negative votes of common shares with 22,004 common shares abstaining and, 1,042,683 common shares not voting. The resolution received 3 affirmative votes and 508 negative votes of preferred shares.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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


DATED:  August 10, 2001