Form 10-Q
period 2001-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2001-11-09
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended September 30, 2001

  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number 0-16704
                       -------

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

Registrant's telephone number, including area code (508) 755-4000
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.)

YES  X    NO ___
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 31, 2001, the registrant has 4,407,417 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index



Part I - Financial Information

     Item 1 - Financial Statements:

           Balance  Sheets  - September 30, 2001  and  December
           31, 2000 ......................................................    3

           Statements of Income - Three and
           Nine Months Ended September 30, 2001
           and 2000 ......................................................    4

           Statements of Cash Flows - Nine
           months Ended September 30, 2001 and 2000 ......................    5

           Notes to Financial Statements .................................  6-8

     Item 2 -Management's Discussion and Analysis of Financial Condition and
           Results of Operations ......................................... 9-12

     Item 3 -Quantitative and Qualitative Disclosures About Market Risk...   13

Part II - Other Information:

     Item 6 - Exhibits and Reports on  Form 8-K ..........................   13

Signatures ...............................................................   14

Item 1.  Financial Statements
-----------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                       September 30,December 31,
                                                             2001         2000
                                                         (Unaudited)
                                                            -------      -------
Current Assets:
 Cash and equivalents ................................      $ 4,525      $ 5,559
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2001 and 2000 .........        3,491        3,346
 Materials and supplies ..............................        1,590        1,732
 Prepaid expenses and other ..........................          491          712
 Deferred income taxes ...............................           79          123
                                                            -------      -------
  Total Current Assets ...............................       10,176       11,472
Property and Equipment, net ..........................       67,213       65,703
Land Held for Development ............................       11,866       11,851
Goodwill, net ........................................         --             47
                                                            -------      -------
Total Assets .........................................      $89,255      $89,073
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 2,258      $ 2,236
 Accrued expenses ....................................          750          934
                                                            -------      -------
  Total Current Liabilities ..........................        3,008        3,170
                                                            -------      -------
Profit-Sharing Plan Contribution .....................           99          357
                                                            -------      -------
Deferred Grant Income ................................        7,790        7,898
                                                            -------      -------
Deferred Income Taxes ................................        9,426        9,165
                                                            -------      -------
Commitments and Contingent Liabilities................
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  645 shares in 2001 and 2000 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,407,167 shares in 2001 and 4,351,815
  shares in 2000 .....................................        2,204        2,176
 Additional paid-in capital ..........................       29,355       28,962
 Retained earnings ...................................       37,341       37,313
                                                            -------      -------
  Total Shareholders' Equity .........................       68,932       68,483
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $89,255      $89,073
                                                            =======      =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                        STATEMENTS OF INCOME (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                          2001       2000       2001       2000
                                        -------    -------    -------    -------
Revenues:
Operating Revenues - Freight
 and Non-Freight ...................    $ 5,996    $ 6,138    $16,773    $17,445
Other Income .......................        191        246        588      1,744
                                        -------    -------    -------    -------
   Total Revenues ..................      6,187      6,384     17,361     19,189
                                        -------    -------    -------    -------

Operating Expenses:
 Maintenance of way and
  structures .......................        794        910      2,575      2,924
 Maintenance of equipment ..........        442        551      1,422      1,708
 Transportation ....................      1,536      1,547      4,640      4,654
 General and administrative ........        988        878      2,894      2,622
 Depreciation ......................        664        637      1,981      1,903
 Taxes, other than income
  taxes ............................        607        643      1,871      1,911
 Car hire, net .....................        283        241        815        612
 Employee retirement plans .........        156        150        270        431
                                        -------    -------    -------    -------
  Total Operating Expenses .........      5,470      5,557     16,468     16,765
                                        -------    -------    -------    -------

Income before Income Taxes .........        717        827        893      2,424
Provision for Income Taxes .........        269        325        335        890
                                        -------    -------    -------    -------
Net Income .........................        448        502        558      1,534

Preferred Stock Dividends ..........       --         --            3          3
                                        -------    -------    -------    -------
Net Income Available to Common
 Shareholders ......................    $   448    $   502    $   555    $ 1,531
                                        =======    =======    =======    =======

Basic Income Per Common Share ......    $   .10    $   .12    $   .13    $   .35
                                        =======    =======    =======    =======

Diluted Income Per Common
 Share .............................    $   .10    $   .11    $   .13    $   .35
                                        =======    =======    =======    =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                 Nine Months Ended September 30,
                                                             2001         2000
                                                           -------      -------
Cash Flows from Operating Activities:
Net income ...........................................     $   558      $ 1,534
Adjustments to reconcile net income to net
 cash flows from operating activities:
 Depreciation and amortization .......................       2,028        1,974
 Amortization of deferred grant income ...............        (156)        (131)
 Profit-sharing plan contribution to be
  funded with common stock ...........................          99          260
 Gains from sale of properties, equipment
  and easements, net .................................         (92)      (1,194)
 Deferred income tax (benefit) expense ...............         305         (350)
 Increase (decrease) in cash from:
  Accounts receivable ................................        (466)        (651)
  Materials and supplies .............................         142          477
  Prepaid expenses and other .........................         221          (26)
  Accounts payable and accrued expenses ..............        (164)         565
                                                           -------      -------
Net cash flows provided by operating
 activities ..........................................       2,475        2,458
                                                           -------      -------

Cash Flows from Investing Activities:
Purchase of property and equipment ...................      (3,641)      (2,896)
Proceeds from sale of properties, equipment
 and easements .......................................         231        1,221
Proceeds from deferred grant income ..................         369          513
                                                           -------      -------
Net cash flows used by investing activities ..........      (3,041)      (1,162)
                                                           -------      -------

Cash Flows from Financing Activities:
Dividends paid .......................................        (530)        (522)
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          62           62
                                                           -------      -------
Net cash flows used by financing activities ..........        (468)        (460)
                                                           -------      -------

Increase (Decrease) in Cash and Equivalents ..........      (1,034)         836
Cash and Equivalents, Beginning of Period ............       5,559        4,626
                                                           -------      -------
Cash and Equivalents, End of Period ..................     $ 4,525      $ 5,462
                                                           =======      =======

Supplemental Disclosures:

Cash paid during the period for Income taxes .........     $    11      $   888
                                                           =======      =======

Non-cash transactions are described in Note 2.

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for the interim periods ended September 30, 2001 and 2000. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

2.   Changes in Shareholders' Equity:

                                                                        Total
                                                    Additional          Share
                              Preferred   Common     Paid-in   Retained holders'
                                Stock     Stock      Capital   Earnings Equity
                               -------    -------    -------   -------  -------
     Balance December 31,2000. $    32    $ 2,176    $28,962   $37,313  $68,483
     Issuance of 10,212
      common shares for
      stock options
      exercised, employee
      stock purchases and
      other ..................                  5         59                 64
     Issuance of 45,140
      common shares to
      fund the Company's
      2000 profit-sharing
      plan contribution ......                 23        334                357
     Dividends:
      Preferred stock,
      $5.00 per share ........                                     (3)      (3)
      Common stock, $.12
      per share ..............                                   (527)    (527)
     Net income for the
      period .................                                    558       558
                               -------    -------    -------   -------  -------

     Balance,
      September 30, 2001 ..... $    32    $ 2,204    $29,355   $37,341  $68,932
                               =======    =======    =======   =======  =======


     During the nine months ended September 30, 2000 the Company issued 56,418 shares of its common stock with an aggregate fair market value of $391 to fund its 1999 profit-sharing plan contribution.

3.   Other Income:

                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                   -------------------       -------------------
                                    2001         2000         2001         2000
                                   ------       ------       ------       ------
     Gains from sale of
      properties, equipment
      and easements, net .......   $   53       $   75       $   92       $1,194
     Rentals ...................       99           88          335          332
     Interest ..................       39           83          161          218
                                   ------       ------       ------       ------
                                   $  191       $  246       $  588       $1,744
                                   ======       ======       ======       ======


     Gains from sale of properties, equipment and easements for 2000 includes $1,092 received from the sale of permanent easements.

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

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                   ---------------------   ---------------------
                                     2001        2000        2001        2000
                                   ---------   ---------   ---------   ---------
     Weighted average shares
      for basic ............       4,403,650   4,344,819   4,384,009   4,314,765
     Dilutive effect of
      convertible preferred
      stock, options and
      warrants .............          68,115      67,607      69,484      67,559
                                   ---------   ---------   ---------   ---------
     Weighted average shares
      for diluted ..........       4,471,765   4,412,426   4,453,493   4,382,234
                                   =========   =========   =========   =========


     Options and warrants to purchase 195,860 shares and 188,711 shares of common stock were outstanding for the three and nine month periods ended September 30, 2001, respectively, and options and warrants to purchase 201,273 shares and 205,075 shares of common stock were outstanding for the three and nine month periods ended September 30, 2000 respectively, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

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

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                 (Dollars in Thousands Except Per Share Amounts)

6.   Dividends:

     On October 31, 2001, the Company declared a dividend of $.04 per share on its outstanding common stock payable November 22, 2001 to shareholders of record November 8, 2001.

7.   Recently Issued Financial Accounting Standards:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company does not utilize instruments covered by this standard; accordingly, adoption has had no impact on financial position or results of operations.

     On June 29, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 will apply to all business combinations initiated after June 30, 2001.

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

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated costs. Under this statement, an entity must recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred or in a period in which a reasonable estimate of fair value may be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Early adoption is allowed.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement will supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets or for Long-Lived Assets to be Disposed Of," in its entirety, and APB Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," only for segments to be disposed of. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

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

Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                           Three Months Ended           Nine Months Ended
                              September 30,                September 30,
                      ---------------------------- -----------------------------
                           2001           2000           2001           2000
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Freight Revenues:
 Conventional
  carloads ......     $4,985  83.1%  $4,950  80.6% $13,601  81.1% $14,144  81.1%
 Containers .....        763  12.7      852  13.9    2,248  13.4    2,231  12.8
Non-Freight
 Operating
 Revenues:
 Transportation
  services ......        150   2.5      247   4.0      633   3.8      755   4.3
 Other ..........         98   1.7       89   1.5      291   1.7      315   1.8
                      ------ ------  ------ ------ ------- ------ ------- -----
   Total ........     $5,996 100.0%  $6,138 100.0% $16,773 100.0% $17,445 100.0%
                      ====== ======  ====== ====== ======= ====== ======= ======


The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                           Three Months Ended           Nine Months Ended
                              September 30,                September 30,
                      ---------------------------- -----------------------------
                           2001           2000           2001           2000
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Salaries, wages,
 payroll taxes and
 employee benefits   $ 3,446  57.4%  $3,177  51.8% $ 9,899  59.0% $ 9,552  54.8%
Casualties and
 insurance .......       173   2.9      150   2.5      508   3.0      541   3.1
Depreciation and
 amortization ....       664  11.1      660  10.8    2,028  12.1    1,974  11.3
Diesel fuel ......       233   3.9      321   5.2      767   4.6      912   5.2
Car hire, net ....       283   4.7      241   3.9      815   4.9      612   3.5
Purchased
 services,
 including legal
 and professional
 fees ............       346   5.8      467   7.6      927   5.5    1,100   6.3
Repair and
 maintenance of
 equipment .......       128   2.1      253   4.1      551   3.3      810   4.7
Track and signal
 materials .......       926  15.4      522   8.5    2,369  14.1    1,758  10.1
Other materials
 and supplies ....       228   3.8      193   3.1      656   3.9      686   3.9
Other ............       357   6.0      389   6.3    1,165   7.0    1,172   6.7
                      ------ ------  ------ ------ ------- ------ ------- ------
 Total ...........     6,784 113.1    6,373 103.8   19,685 117.4   19,117 109.6
 Less capitalized
  and recovered
  costs ..........     1,314  21.9      816  13.3    3,217  19.2    2,352  13.5
                      ------ ------  ------ ------ ------- ------ ------- ------
   Total .........    $5,470  91.2   $5,557  90.5% $16,468  98.2  $16,765  96.1%
                      ====== ======  ====== ====== ======= ====== ======= ======

Nine Months Ended September 30, 2001 Compared to Nine Months
Ended September 30, 2000

Operating Revenues:

Operating revenues decreased $672,000, or 3.9%, to $16.8 million in the nine months ended September 30, 2001 from $17.4 million in 2000. This decrease is the net result of a $543,000 (3.8%) decrease in conventional freight revenues and a $146,000 (13.6%) decrease in non-freight operating revenues partially offset by a $17,000 (.8%) increase in net container freight revenues.

The decrease in conventional freight revenues is attributable to a decrease in traffic volume partially offset by a 1.1% increase in the average revenue received per conventional carloading. The Company's conventional carloadings decreased by 1,124, or 4.9%, to 21,778 in the nine months ended September 30, 2001 from 22,902 in 2000. The Company estimates that losses or delays of as many as 500 carloadings of conventional freight are attributable to the terrorist acts of September 11, 2001. In addition, the Company has experienced reductions in carloadings from certain of its manufacturing customers due to the deterioration of the national economy. These reductions in carloadings have been partially offset by increases in traffic volume from new customers and certain existing customers. While the Company has been able to implement moderate increases in certain of its freight rates, the impact of these increases has been largely offset by an overall shift in the mix of freight hauled toward commodities that command lower freight rates.

The small increase in net container revenue is primarily the result of an increase in container traffic volume. Total intermodal containers handled increased by 486, or .9%, to 54,514 containers in 2001 from 54,028 containers in 2000. While this increase is attributable to increased volume from existing customers, the Company has experienced a reduction in container traffic volume during the latter part of the nine-month period due to deteriorating economic conditions and the loss of a customer.

The decrease in non-freight operating revenues is primarily attributable to decreases in maintenance department billings. Such revenues can vary from period to period depending upon the needs of customers and other outside parties.


Operating Expenses:

Operating expenses decreased $297,000, or 1.8%, to $16.5 million in the nine months ended September 30, 2001 from $16.8 million in 2000. Most of the Company's operating expenses are of a relatively fixed nature and do not increase or decrease proportionately with variations in operating revenues. A decrease in profit-sharing expense, which is based upon income before income taxes, accounts for $161,000 of the decrease.


Other Income:

Other income decreased to $588,000 in the nine months ended September 30, 2001 from $1.7 million in 2000. This decrease is primarily attributable to a decrease in gains from sales of properties, equipment and easements. While the Company has historically realized substantial income of this nature, the amount can vary significantly from period to period.

Three Months Ended  September 30, 2001 Compared to Three Months
Ended  September 30, 2000

Operating Revenues:

Operating revenues decreased $142,000, or 2.3%, to $6.0 million in the third quarter of 2001 from $6.1 million in 2000. This decrease is the net result of an $89,000 (10.4%) decrease in net container revenue and an $88,000 (26.1%) decrease in non-freight operating revenues partially offset by a $35,000 (.7%) increase in conventional freight revenues.

The small increase in conventional freight revenues for the third quarter is attributable to a 2.9% increase in the average revenue received per conventional carloading which was largely offset by a decrease in conventional traffic volume. The Company's conventional carloadings decreased by 186, or 2.1%, to 8,672 in the third quarter of 2001 from 8,858 in 2000. As previously noted, the Company estimates that the loss or delay of as many as 500 carloadings of conventional freight are attributable to the terrorist acts of September 11, 2001. Excluding these carloadings, the Company experienced an increased in traffic from new customers and certain existing customers during the third quarter. This new traffic exceeded continued reductions in traffic from certain of the Company's manufacturing customers which have been significantly impacted by the deteriorating national economy. The increase in the average revenue received per conventional carloading is attributable to modest rate increases and a shift in the traffic mix toward higher rated commodities during the quarter.

The decrease in net container revenue during the quarter is the result of a decrease in container traffic volume and a 2.6% decrease in the average revenue received per container. Total intermodal containers handled decreased by 1,633, or 8.1%, to 18,620 in the third quarter of 2001 from 20,253 containers in 2000. This decrease results from the loss of an intermodal customer, as well as decreases in traffic volume resulting from the deterioration in the national economy. The decrease in the average rate received per container is the result of rate decreases tied to certain railroad cost indices and a shift in the mix of containers handled.

The decrease in non-freight operating revenues during the quarter is the result of a decrease in maintenance department billings as previously discussed.


Operating Expenses:

Operating expenses decreased $87,000, or 1.6%, to $5.5 million in the third quarter of 2001 from $5.6 million in 2000. As previously discussed, the Company's operating expenses do not change proportionately with variations in operating revenues.

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 2001 the Company generated $2.5 million of cash from operations. Total cash and equivalents, however, decreased by $1.0 million during the nine month period. The principal utilization of cash during the period was for the payment of dividends and for expenditures for property and equipment, of which $2.5 million was for additions and improvements to the Company's track structure and bridges.

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

On June 29, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 will apply to all business combinations initiated after June 30, 2001.

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated costs. Under this statement, an entity must recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred or in a period in which a reasonable estimate of fair value may be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Early adoption is allowed.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement will supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets or for Long-Lived Assets to be Disposed Of," in its entirety, and APB Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," only for segments to be disposed of. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

The Company is currently evaluating the effect that adopting these standards will have on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of September 30, 2001, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at September 30, 2001. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.



PART II - Other Information
---------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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


DATED:  November 9, 2001