Form 10-K
period 2001-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2002-04-01
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 1, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $27,589,295. (For this purpose, all directors of the Registrant are considered affiliates.)

As of March 1, 2002, the Registrant had 4,411,576 shares of Common Stock outstanding.

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

     The Company transports a wide variety of commodities for its customers, including construction aggregate, iron and steel products, chemicals, lumber, scrap metals, plastic resins, cement, coal, processed foods and edible food stuffs, such as frozen foods, corn syrup and animal and vegetable oils. Its customers include The Dow Chemical Company, Exxon-Mobil Corporation, Frito-Lay, Inc., General Dynamics Corporation, Getty Petroleum Marketing Inc., International Paper Company, Smurfit-Stone Container Corporation and Tilcon Connecticut, Inc. In 2001, P&W transported approximately 30,000 carloads of freight and 69,000 intermodal containers. The Company also generates income through sales of properties, grants of easements and licenses and leases of land and tracks.

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


Industry Overview

   General

     Railroads are divided into three classes based on operating revenues: Class I, $261.9 million or more; Class II, $21.0 million to $261.9 million; and Class III, less than $21.0 million. As a result of mergers and consolidations, there are now only seven Class I railroads in the country. These large systems handle 91% of the nation's rail freight business.

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

     The acquisition of Conrail and the division of its assets between CSX and Norfolk Southern resulted in service related delays and the temporary diversion of some conventional carloads of freight to trucks during the third and fourth quarters of 1999. Service, however, did improve during the fourth quarter of 1999 and largely returned to normal thereafter.

     The New York City and Long Island metropolitan area is one of the country's largest markets for the consumption of products and freight transportation services. In August 1997, the Company entered into an agreement with CSX that enables the Company to market rail service between its system and New York City. Moreover, in rendering its decision authorizing CSX's and Norfolk Southern's acquisition of Conrail, the STB required CSX to discuss with the Company the possibility of additional rail service between New Haven, CT and Fresh Pond Junction (Queens), NY as a step to provide competitive rail service to and from New York City. Although the STB has declined to compel formal discussions between CSX and the Company, it continues to encourage the Company and CSX to develop mutually beneficial business on this route. The Company continues to aggressively pursue such opportunities.


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


   Port of New Haven

     The State of Connecticut is in the process of rebuilding the Tomlinson Bridge in New Haven, completion of which is scheduled for late 2002 and which will provide rail access to the Port of New Haven. In conjunction with this project, the Company is working with the City of New Haven and area users of the rail systems to fund a design for the restoration of local street rail service directly to port properties. Completion of this project will provide the Company with improved access to customers at the Port of New Haven.


Middletown/Hartford Line

     In cooperation with the state of Connecticut, the Company is engaged in the restoration of the rail line extending from Middletown to Hartford, Connecticut. In April 2000, the state of Connecticut appropriated $1.85 million to fund their portion of the project (approx 70%). The restoration of this 11 mile segment is now virtually complete and should be ready for service by the summer of 2002. With a planned industrial park along this line and a new connection to other carriers in Hartford, the Company believes restoration of this line presents opportunities for revenue growth.


New London Interchange

     Through its New London interchange with the New England Central Railroad ("NECR") P&W has been able to develop significant new business with the Canadian National Railway ("CN"). The merger of CN with the Illinois Central Railroad provided competive access to the chemical and plastics producing Texas and Louisiana Gulf regions. P&W has worked aggressively to leverage its extensive bulk transload facilities in developing additional chemical and plastics traffic with CN. Additionally, P&W has developed a significant volume of steel traffic with CN that had previously moved via truck.

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


   Customers

     The Company serves approximately 160 customers in Massachusetts, Rhode Island, Connecticut and New York. The Company's 10 largest customers account for nearly half of its operating revenues. In 2001, Tilcon Connecticut, Inc., which ships construction aggregate from three separate quarries on P&W's system to asphalt production plants in Connecticut and New York, accounted for approximately 14.6% of the Company's operating revenues. No other customer accounted for 10% or more of its total operating revenues in 2000.


   Markets

     The Company transports a wide variety of commodities for its customers. In 2001, chemicals and plastics and construction aggregate were the two largest commodity groups transported by the Company, constituting 34% and 19%, respectively, of conventional carload freight revenues. The following table summarizes the Company's conventional carload freight revenues by commodity group as a percentage of such revenues:

Commodity                              2001     2000     1999    1998     1997
---------                              ----     ----     ----     ----     ----
Chemicals and Plastics ............      34%      38%      41%      41%      42%
Construction Aggregate ............      19       17       17       17       20
Forest and Paper Products .........      16       16       14       14       13
Food and Agricultural .............      13       13       14       15       15
Metal products and other ..........      12       10        8        7        5
Scrap Metal and Waste .............       6        6        6        6        5
                                        ---      ---      ---      ---      ---
   Total ..........................     100%     100%     100%     100%     100%
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


   Employees

     As of January 1, 2002, the Company had 152 full-time employees, 116 of which were represented by three national railroad labor organizations. The Company's employees have been represented by unions since the Company commenced independent operations in 1973.

     The Company's initial agreement with the United Transportation Union covering the trainmen was unusual in the railroad industry since it provided the Company with discretion in determining crew sizes, eliminated craft distinctions and provided a guaranteed annual wage for a maximum number of hours worked. The Company's collective bargaining agreements have been in effect since February 1973 for trainmen, since May 1974 for clerical employees and dispatchers and since June 1974 for maintenance employees. These contracts do not expire but are subject to re-negotiation after the agreed-upon moratoriums. The moratorium periods are typically three to five years in length. The labor agreements may next be amended at July 1, 2004 for the United Transportation Union (trainmen), July 1, 2006 for the Brotherhood of Railroad Signalmen (maintenance) and December 31, 2005 for the Transportation Communications Union (clerical). The Company considers its employee and labor relations to be good.


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


   Rail Facilities

     P&W owns land and a building with approximately 69,500 square feet of floor space in Worcester, Massachusetts. The building houses the Company's executive and administrative offices and some of the Company's storage space. Approximately 2,600 square feet are leased to outside tenants.

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


   Rolling Stock

     The following schedule sets forth the rolling stock owned by the Company as of December 31, 2001:

     Description                                                    Number
     -----------                                                    ------
     Locomotive ..................................................      32
     Gondola .....................................................      77
     Flat Car ....................................................       4
     Ballast Car .................................................      30
     Passenger Equipment .........................................       6
     Caboose                                                             1
                                                                    ------
          Total ..................................................     150
                                                                    ======

     The 32 diesel electric locomotives are used on a daily basis, are maintained to a high standard, comply with all FRA and Association of American Railroads rules and regulations and are adequate for the needs of the Company's freight operations. The gondolas and flat cars are considered modern rail cars and are used by certain P&W customers. Other rail freight customers use their own freight cars or obtain such equipment from other sources. The ballast cars are used in track maintenance. From time to time, the Company has leased ballast cars to other adjoining railroads. The passenger equipment and caboose are not utilized in P&W's rail freight operations but are used on an occasional basis for Company functions, excursions and charter trips.


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


Item 3. Legal Proceedings
-------------------------

     The Company is party to an arbitration proceeding with the National Railroad Passenger Corporation ("Amtrak") concerning Amtrak's claim for rate increases with respect to the Company's freight operations over a portion of Amtrak's Northeast Corridor in the states of Rhode Island and Connecticut. On July 31, 2001 Amtrak filed its brief in the arbitration in which Amtrak claims that it is entitled to approximately $2.4 million under its contract with the Company, of which $1.7 million relates to the period from July 1994 through June 1999. The Company believes that, pursuant to its contract with Amtrak, Amtrak's claim for the period ended June 1999 is without merit. As to Amtrak's claim for the period from July 1999 to date, totaling $724,000 the Company believes that Amtrak's allocated expenses are overstated and that Amtrak's entitlement, if any, to increased mileage charges would be significantly less than the amount claimed. In addition, the Company has asserted that any new rate arrived at as a result of the arbitration should take effect prospectively from the date of the arbitrator's decision. The Company filed its brief on November 28, 2001. Discovery has ended, and a hearing before the arbitrator is scheduled for March 27, 2002, with a decision to follow sometime thereafter. Given the extent of the differences in the positions of the parties, the Company cannot predict the amount, if any, of any liability to Amtrak which may result from this arbitration.

     On January 29, 2002, the Company received a "Notice of Potential Liability" from the United States Environmental Protection Agency ("EPA") regarding an existing Superfund Site that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these "Notice" letters to potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act. EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Superfund Site. Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762,000) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study phase of the clean-up at the Site, which will take approximately two or more years to complete. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice Letters (which presently includes over fifty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA.


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


                                       Common Stock
                                       ------------
                                      Trading Prices         Dividends Paid
                                      --------------         --------------
                                  High            Low     Preferred      Common
                                  ----            ---     ---------      ------
2001
     First Quarter........         9              6.875     $  5.00      $ .04
     Second Quarter.......        10.12           7.35          -0-        .04
     Third Quarter........         8.52           6.57          -0-        .04
     Fourth Quarter.......         7.30           6.24          -0-        .04

2000
     First Quarter........         9              7         $  5.00      $ .04
     Second Quarter.......         9.2500         6.500         -0-        .04
     Third Quarter........         8.3125         7.000         -0-        .04
     Fourth Quarter.......         7.1875         5.875         -0-        .04



As of March 1, 2002, there were approximately 703 holders of record of the Company's Common Stock.

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


                                             Years Ended December 31,
                                   2001      2000      1999      1998      1997
                                 -------   -------   -------   -------   -------
                                     (in thousands, except per share amounts)
Income Statement Data:
 Operating revenues ..........   $22,268   $23,139   $21,871   $22,738   $22,083
 Other income ................     1,003     2,049     3,974     4,156       638
                                 -------   -------   -------   -------   -------
 Total Revenues ..............    23,271    25,188    25,845    26,894    22,721
                                 -------   -------   -------   -------   -------
 Operating expenses ..........    21,915    21,970    21,129    20,036    18,333
 Interest expense ............        --        --        --       495     1,358
                                 -------   -------   -------   -------   -------
 Total expenses ..............    21,915    21,970    21,129    20,531    19,691
                                 -------   -------   -------   -------   -------
 Income before income taxes
  and extraordinary item .....     1,356     3,218     4,716     6,363     3,030
 Provision for income taxes ..       505     1,200     1,690     2,360     1,100
                                 -------   -------   -------   -------   -------
 Income before extraordinary
  item .......................       851     2,018     3,026     4,003     1,930
 Extraordinary loss from
  early extinguishment of
  debt, net of income tax
  benefit ....................        --        --        --       219        --
                                 -------   -------   -------   -------   -------
 Net income ..................       851     2,018     3,026     3,784     1,930
 Preferred Stock dividend ....         3         3         3         3         3
                                 -------   -------   -------   -------   -------

 Net income available to
  common shareholders ........   $   848   $ 2,015   $ 3,023   $ 3,781   $ 1,927
                                 =======   =======   =======   =======   =======

Basic income per common
 share (a) ...................   $   .19   $   .47   $   .71   $  1.13   $  0.87
                                 =======   =======   =======   =======   =======

Diluted income per common
 share (a) ...................   $   .19   $   .46   $   .70   $  1.10   $  0.81
                                 =======   =======   =======   =======   =======

Weighted average
 shares-basic ................     4,390     4,323     4,260     3,352     2,209
                                 =======   =======   =======   =======   =======

Weighted average
 shares-diluted ..............     4,458     4,390     4,334     3,433     2,489
                                 =======   =======   =======   =======   =======

Cash dividends declared on
 Common Stock ................   $   702   $   693   $   640   $   402   $   267
                                 =======   =======   =======   =======   =======


                                                   December 31,
                                   2001      2000      1999      1998      1997
                                 -------   -------   -------   -------   -------

Balance Sheet Data:
 Total assets ................   $89,161   $89,073   $86,371   $84,594   $71,212
 Short-term debt .............        --        --        --        --     2,281
 Long-term debt, less current
  portion ....................        --        --        --        --    11,916
 Shareholders' equity ........    69,073    68,483    66,683    63,709    38,038



(a) The income per share amounts for 1998 are stated net of a loss of $.06 per share attributable to the extraordinary item.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------  ----------------------------------------------------------
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

One of the Company's customers, Tilcon Connecticut, Inc., which ships construction aggregate from three separate quarries on the Company's system to asphalt production plants in Connecticut and New York, accounted for approximately 14.6%, 12.6% and 13.2% of its operating revenues in 2001, 2000, and 1999, respectively. The Company does not believe that this customer will cease to be a rail shipper or will significantly decrease its freight volume in the foreseeable future. In the event that this customer should cease or significantly reduce its rail freight operations, management believes that the Company could restructure its operations to reduce operating costs by an amount sufficient to substantially offset the decrease in operating revenues.

Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2001            2000              1999
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Freight Revenues:
 Conventional carloads ....... $18,097   81.3%  $18,416   79.6%  $18,006   82.3%
 Containers ..................   2,826   12.7     2,995   12.9     2,384   10.9
Non-Freight Operating Revenues:
 Transportation services .....     888    4.0     1,041    4.5       560    2.6
 Other .......................     457    2.0       687    3.0       921    4.2
                               -------  -----   -------  -----   -------  -----
     Total.................... $22,268  100.0%  $23,139  100.0%  $21,871  100.0%
                               =======  =====   =======  =====   =======  =====


The following table sets forth conventional carload freight revenues by commodity group in dollars and as a percentage of such revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2001            2000              1999
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Chemicals and plastics .......    $ 6,151   34.0%  $6,928  37.6% $ 7,363   40.9%
Construction aggregate .......      3,446   19.0    3,094  16.8    3,101   17.2
Forest and paper products ....      2,796   15.5    2,888  15.7    2,477   13.8
Food and agricultural products      2,409   13.3    2,451  13.3    2,481   13.8
Metal products and other .....      2,113   11.7    1,891  10.3    1,408    7.8
Scrap metal and waste ........      1,182    6.5    1,164   6.3    1,176    6.5
                                  -------  -----  ------- -----  -------  -----
  Total.......................    $18,097  100.0% $18,416 100.0% $18,006  100.0%
                                  =======  =====  ======= =====  =======  =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2001            2000              1999
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Salaries, wages, payroll taxes
 and employee benefits .......    $13,372   60.0% $12,688  54.9% $12,328   56.4%
Casualties and insurance .....        709    3.2      795   3.4      755    3.4
Depreciation and amortization       2,728   12.2    2,681  11.6    2,517   11.5
Diesel fuel ..................      1,074    4.8    1,280   5.5      798    3.6
Car hire, net ................        983    4.4      952   4.1      546    2.5
Purchased services, including
 legal and professional fees .      2,159    9.7    2,385  10.3    2,183   10.0
Repairs and maintenance of
 equipment ...................        803    3.6      971   4.2    1,130    5.2
Track and signal materials ...      2,381   10.7    2,245   9.7    2,091    9.6
Other materials and supplies .        910    4.1      918   4.0    1,175    5.4
Other ........................      1,549    7.0    1,627   7.0    1,672    7.6
                                  -------  -----  ------- -----  -------  -----
 Total .......................     26,668  119.7   26,542 114.7   25,195  115.2
 Less capitalized and
  recovered costs ............      4,753   21.3    4,572  19.8    4,066   18.6
                                  -------  -----  ------- -----  -------  -----
  Total ......................    $21,915   98.4% $21,970  94.9% $21,129   96.6%
                                  =======  =====  ======= =====  =======  =====

Year ended December 31, 2001 Compared to Year Ended December 31, 2000

Operating Revenues

Operating revenues decreased $871,000, or 3.8%, to $22.3 million in 2001 from $23.1 million in 2000. This decrease was comprised of a $319,000 (1.7%) decrease in conventional freight revenues, a $169,000 (5.6%) decrease in net container freight revenues and a $383,000 (22.2%) decrease in non-freight operating revenues.

The decrease in conventional freight revenues results from a 2.9% decrease in the average revenue received per conventional carloading, partially offset by a small increase in traffic volume. The Company's conventional freight carloadings increased by 359, or 1.2%, to 30,135 in 2001 from 29,776 in 2000.

The increase in conventional carloadings results from new customers and increased traffic from certain existing customers, partially offset by decreases in traffic from other existing customers, primarily in the manufacturing sector of the economy. These decreases have resulted from weakening conditions in the national economy and from several plant closings. The decrease in the average revenue received per conventional carloading occurred because of a shift in traffic mix toward lower rated commodities, such as construction and demolition debris and construction aggregates. The impact of this shift in traffic mix more than offset the effect of modest increases in the freight rates for certain commodities.

The decrease in net container freight revenues is primarily due to a decrease in container traffic volume. Total intermodal containers handled decreased by 3,043 or 4.2% to 68,696 in 2001 from 71,739 in 2000. This decrease is attributable to weakened economic conditions as well as the loss of a customer.

The decrease in non-freight operating revenue is the result of decreased demurrage charges and maintenance department billings. Revenues of this nature typically vary from year to year depending upon the needs of customers and other outside parties.

Operating Expenses

Operating expenses decreased $55,000, or .3%, to $21.9 million in 2001 from $22.0 million in 2000. Operating expenses as a percentage of operating revenues ("operating ratio") increased to 98.4% in 2001 from 94.9% in 2000. Increases in certain operating expense categories were offset by decreases in others. The expense category with the greatest change was salaries, wages, payroll taxes and employee benefits, which increased by $684,000 during 2001. An increase in employee health and welfare costs of $418,000 accounts for the majority of this increase.

Other Income

Other income decreased to $1.0 million in 2001 from $2.0 million in 2000. This decrease is attributable to a reduction in gains from the sale, condemnation and disposal of property, equipment and easements.

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

Liquidity and Capital Resources

The Company generated $3.0 million, $3.9 million and $2.4 million of cash from operations in 2001, 2000 and 1999, respectively. The Company's total cash and cash equivalents decreased by $1.8 million in 2001, increased by $933,000 in 2000 and decreased by $2.7 million in 1999. The principal utilization of cash during the three year period was for expenditures for property and equipment acquisitions, reduction of current liabilities and payment of dividends.

During 2001, 2000 and 1999 the Company generated $498,000, $1.3 million and $2.3 million, respectively, from the sales and disposals of properties not considered essential for railroad operations and from the granting of easements and licenses. Included in these amounts are $1.1 million in 2000 generated from the sale of permanent easements and $2.1 million in 1999 generated from sales of fiber optics cable licenses. In addition, the Company received $947,000 in 1999 from Bestfoods as payment of the Company's 10% recovery due from Bestfoods relating to Bestfoods' recovery from its insurance carrier for the portion of an environmental claim paid by the Company in previous years. The Company holds various properties which could be made available for sale, lease or grants of easements and licenses. Revenues from sales of properties, easements and licenses can vary significantly from year to year.

In June 2001, the Company's principal bank renewed the Company's revolving line of credit for a two year period through June 1, 2003 and increased the borrowing limit to $3.0 million. Borrowings under this line are unsecured and bear interest at either the prime rate or one and one half per cent over either the one or three month London Interbank Offered Rates. The Company does not pay any commitment fee on this line. The Company had no advances against this line of credit during 2001.

Substantially all of the mainline track owned by the Company meets FRA Class 3 standards (permitting freight train speeds of 40 miles per hour), and the Company intends to continue to maintain this track at this level. The Company expended $3.4 million, $3.0 million and $2.5 million for track structure and bridge improvements in 2001, 2000 and 1999, respectively. Deferred grant income of $204,000 in 2001, $679,000 in 2000 and $664,000 in 1999 financed a portion of these improvements. Management estimates that approximately $3.0 million of improvements to the Company's track structure and bridges will be made in 2002, provided that sufficient funds, including grant proceeds, are available. Improvements to the Company's track structure are made, for the most part, by the Company's Maintenance of Way Department personnel.

The Company has agreed to acquire seven used 3,900 horsepower GE B39-8 locomotives in exchange for seven 2,250 horsepower GE U23B locomotives, which it currently owns, and approximately $1,050,000 in cash. It is anticipated that these locomotives will be acquired and placed in service during 2002.

In 2001, the Company paid dividends in the amount of $5.00 per share, aggregating $3,000, on its outstanding noncumulative Preferred Stock and $0.16 per share, aggregating $702,000, on its outstanding Common Stock. Continued payment of such dividends is contingent upon the Company's continuing to have the necessary financial resources available.

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

The Company is party to an arbitration proceeding with the National Railroad Passenger Corporation ("Amtrak") concerning Amtrak's claim for rate increases with respect to the Company's freight operations over a portion of Amtrak's Northeast Corridor in the states of Rhode Island and Connecticut. On July 31, 2001 Amtrak filed its brief in the arbitration in which Amtrak claims that it is entitled to approximately $2.4 million under its contract with the Company, of which $1.7 million relates to the period from July 1994 through June 1999. The Company believes that, pursuant to its contract with Amtrak, Amtrak's claim for the period ended June 1999 is without merit. As to Amtrak's claim for the period from July 1999 to date, totaling $724,000 the Company believes that Amtrak's allocated expenses are overstated and that Amtrak's entitlement, if any, to increased mileage charges would be significantly less than the amount claimed. In addition, the Company has asserted that any new rate arrived at as a result of the arbitration should take effect prospectively from the date of the arbitrator's decision. The Company filed its brief on November 28, 2001. Discovery has ended, and a hearing before the arbitrator is scheduled for March 27, 2002, with a decision to follow sometime thereafter. Given the extent of the differences in the positions of the parties, the Company cannot predict the amount, if any, of any liability to Amtrak which may result from this arbitration.

On January 29, 2002, the Company received a "Notice of Potential Liability" from the United States Environmental Protection Agency ("EPA") regarding an existing Superfund Site that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these "Notice" letters to potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act. EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Superfund Site. Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762,000) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company has responded to EPA by stating that it does not believe it has any liability for this site, but that it is interested in cooperating with EPA to address issues concerning liability at the site. At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study phase of the clean-up at the Site, which will take approximately two or more years to complete. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice Letters (which presently includes over fifty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA.

Land Held for Development

Pursuant to permits issued by the United States Department of the Army Corp of Engineers ("ACE") and the Rhode Island Coastal Resources Management Council ("CRMC"), the Company created 33 acres of waterfront land in East Providence, Rhode Island ("South Quay") originally designed to capitalize on the growth of intermodal transportation utilizing rail, water and highway connections. The property has good highway access (1/2 mile from I-195) and direct rail access and is adjacent to a 12 acre site also owned by the Company.

The permits for the property allow for construction of a dock along the west face of the South Quay. The ACE permit has been extended to December 31, 2003 and the CRMC permit has been extended to May 11, 2009.

In April 1999, the Rhode Island Supreme Court issued an Opinion confirming the Company's fee simple absolute title to the South Quay. In January 2000, the Rhode Island Superior Court confirmed the Company's fee simple absolute title to the 12 acre parcel adjacent to the South Quay. Also in 1999, the Rhode Island Department of Transportation entered into a contract for engineering services to undertake roadway improvements to provide direct vehicular access from the interstate highway system to the South Quay. The project is anticipated to be complete by 2004.

The City of East Providence has been working to create a large waterfront redevelopment area with a proposed zoning overlay (which has not yet been unveiled) that would encourage development of restaurants, shops, marinas, condominiums and "clean" employment. The Company has been cooperating with the City of East Providence in these efforts.

In connection with the preparation by the ACE of the Final Environmental Impact Statement ("FEIS") for the dredging of the Providence River, the Company was approached about its willingness to accept up to 350,000 cubic yards of dredged materials for de-watering on the South Quay property, with the understanding that, following the de-watering, the Company would be free to use the material for its own purposes. The FEIS, dated August 2001, identified the South Quay as one of two potential "temporary sites for dewatering and storage or reuse of high quality sand and gravel that would be excavated..." and went on to note that the identified sites would be able to take only a portion of the dredged material. The Company is pursuing this course in the belief that additional clean, buildable fill, if available, could further enhance the value of the site. In addition, the Company is considering a proposal to develop the site to provide freight service for the transport of automobiles along the Company's Main Line to and from East Providence, pending the development of the Quonset Point-Davisville Industrial Park. In 2001, the Company completed overhead clearances between Worcester and the South Quay, which enables operation of double stack trains (having a height of nineteen feet, two inches) and multi-level automobile cars.

Selected Quarterly Financial Data

Historically the Company has experienced lower operating revenues in the first quarter of the year. The following table sets forth selected financial data for each quarter of 2001 and 2000. The information for each of these quarters is unaudited but includes all normal recurring adjustments that the Company considers necessary for a fair presentation. These results, however, are not necessarily indicative of results for any future period.



                                               Year Ended December 31, 2001
                                          --------------------------------------
                                           First     Second     Third    Fourth
                                          Quarter    Quarter   Quarter   Quarter
                                          -------    -------   -------   -------
                                        (in thousands, except per share amounts)
Operating Revenues ....................   $ 5,042    $ 5,735   $ 5,996   $ 5,495
Income (Loss) from Operations .........      (484)       263       526        48
Net Income (Loss) .....................      (191)       301       448       293

Basic Income (Loss) Per Common Share ..   $  (.04)   $   .07   $   .10   $   .06

Diluted Income (Loss) Per Common Share.   $  (.04)   $   .07   $   .10   $   .06


                                               Year Ended December 31, 2000
                                          --------------------------------------
                                           First     Second     Third    Fourth
                                          Quarter    Quarter   Quarter   Quarter
                                          -------    -------   -------   -------
                                        (in thousands, except per share amounts)
Operating Revenues ....................   $ 5,266    $ 6,041   $ 6,138   $ 5,694
Income (loss) from Operations .........      (184)       283       581       489
Net Income ............................        14      1,018       502       484

Basic Income Per Common Share..........   $    --    $   .24   $   .12   $   .11

Diluted Income Per Common Share........   $    --    $   .23   $   .11   $   .11

Inflation

In recent years, inflation has not had a significant impact on the Company's operations.

Seasonality

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during this period and to winter weather conditions.

Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations initiated after June 30, 2001.

SFAS No. 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. All of the provisions of the statement should be applied in fiscal years beginning after December 31, 2001 to all goodwill and other intangible assets recognized in an entity's balance sheet at that date.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement will supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets or for Long-Lived Assets to be Disposed Of," in its entirety, and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," only for segments to be disposed of. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

The Company is currently evaluating the effect, if any, that adopting these standards will have on its financial statements.



Item 7A. Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

Cash and Cash Equivalents

As of December 31, 2001, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at December 31, 2001. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows would not be material.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                          INDEX TO FINANCIAL STATEMENTS



                                                         Page
                                                         ----
Independent Auditors' Report.........................   II-11

Balance Sheets as of December 31, 2001 and 2000......   II-12

Statements of Income for the Years Ended December 31,
 2001, 2000 and 1999.................................   II-13

Statements of Shareholders' Equity for the Years Ended
 December 31, 2001, 2000 and 1999....................   II-14

Statements of Cash Flows for the Years Ended
 December 31, 2001, 2000 and 1999....................   II-15

Notes to Financial Statements........................   II-16

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Providence
   and Worcester Railroad Company
Worcester, Massachusetts


We have audited the accompanying balance sheets of Providence and Worcester Railroad Company as of December 31, 2001 and 2000, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 5, 2002

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)

                                                                December 31,
                                                               2001       2000
                                                             -------     -------
ASSETS
Current Assets:
 Cash and equivalents ..................................     $ 3,804     $ 5,559
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2001 and 2000 ...........       3,809       3,346
 Materials and supplies ................................       1,434       1,732
 Prepaid expenses and other ............................         493         712
 Deferred income taxes .................................          73         123
                                                             -------     -------
  Total Current Assets .................................       9,613      11,472

Property and Equipment, net ............................      67,647      65,703
Land Held for Development ..............................      11,901      11,851
Goodwill, net ..........................................          --          47
                                                             -------     -------
Total Assets ...........................................     $89,161     $89,073
                                                             =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ......................................     $ 1,745     $ 2,236
 Accrued expenses ......................................         781         934
                                                             -------     -------
  Total Current Liabilities ............................       2,526       3,170
                                                             -------     -------
Profit-Sharing Plan Contribution .......................         151         357
                                                             -------     -------
Deferred Grant Income ..................................       7,891       7,898
                                                             -------     -------
Deferred Income Taxes ..................................       9,520       9,165
                                                             -------     -------

Commitments and Contingencies (Note 7)..................

Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding 645
  shares in 2001 and 2000 ..............................          32          32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,411,238 shares in 2001 and 4,351,815 shares
  in 2000 ..............................................       2,206       2,176
 Additional paid-in capital ............................      29,376      28,962
 Retained earnings .....................................      37,459      37,313
                                                             -------     -------
  Total Shareholders' Equity ...........................      69,073      68,483
                                                             -------     -------
Total Liabilities and Shareholders' Equity .............     $89,161     $89,073
                                                             =======     =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)

                                                      Years Ended December 31,
                                                    2001       2000       1999
                                                 --------   --------   --------

Revenues:
 Operating Revenues - Freight and Non-
  Freight ....................................   $22,268     $23,139    $21,871
 Other Income ................................     1,003       2,049      3,974
                                                 --------   --------   --------
   Total Revenues ............................    23,271      25,188     25,845
                                                 --------   --------   --------

Expenses:
 Operating:
  Maintenance of way and structures ..........     3,124       3,324      3,526
  Maintenance of equipment ...................     2,004       2,175      2,269
  Transportation .............................     6,326       6,376      5,784
  General and administrative .................     4,036       3,541      3,640
  Depreciation ...............................     2,681       2,587      2,409
  Taxes, other than income taxes .............     2,391       2,441      2,384
  Car hire, net ..............................       983         952        546
  Employee retirement plans ..................       370         574        571
                                                 --------   --------   --------
   Total Operating Expenses ..................    21,915      21,970     21,129
                                                 --------   --------   --------

Income before Income Taxes ...................     1,356       3,218      4,716

Provision for Income Taxes ...................       505       1,200      1,690
                                                 --------   --------   --------

Net Income ...................................       851       2,018      3,026

Preferred Stock Dividends ....................         3           3          3
                                                 --------   --------   --------

Net Income Available to Common Shareholders...   $   848     $ 2,015    $ 3,023
                                                 =======     =======    =======

Basic Income Per Common Share.................   $   .19     $   .47    $   .71
                                                 =======     =======    =======

Diluted Income Per Common Share...............   $   .19     $   .46    $   .70
                                                 =======     =======    =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in Thousands Except Per Share Amounts)

                                 Years Ended December 31, 2001, 2000 and 1999
                                 ---------------------------------------------
                                                                         Total
                                                   Additional            Share-
                              Preferred  Common     Paid-in   Retained  holders'
                                 Stock    Stock     Capital   Earnings   Equity
                                -------  -------   -------    -------   -------
Balance, January 1, 1999 .....  $    32  $ 2,114   $27,955    $33,608   $63,709

Issuance of 31,095 common
 shares to fund the Company's
 1998 profit sharing plan
 contribution ...............                 16       369                  385
Issuance of 14,554 common
 shares for stock options
 exercised, employee stock
 purchases, and other .......                  7       117                  124
Issuance of 7,500 additional
 common shares for the
 Company's 1998 acquisition
 of Connecticut Central
 Railroad Company ...........                  4        78                   82
Dividends paid:
 Preferred stock, $5.00 per
  share .....................                                      (3)       (3)
 Common stock, $.15 per share                                    (640)     (640)
Net income for the year .....                                   3,026     3,026
                                -------  -------   -------    -------   -------
Balance, December 31, 1999 ..        32    2,141    28,519     35,991    66,683

Issuance of 56,418 common
 shares to fund the Company's
 1999 profit sharing plan
 contribution ...............                 28       363                  391
Issuance of 14,117 common
 shares for stock options
 exercised, employee stock
 purchases, conversion of 2
 preferred shares and other..                  7        80                   87
Dividends paid:
 Preferred stock, $5.00 per
  share .....................                                      (3)       (3)
 Common stock, $.16 per share                                    (693)     (693)
Net income for the year .....                                   2,018     2,018
                                -------  -------   -------    -------   -------
Balance, December 31, 2000 ..        32    2,176    28,962     37,313    68,483

Issuance of 45,140 common
 shares to fund the Company's
 2000 profit sharing plan
 contribution ...............                 23      334                   357
Issuance of 14,283 common
 shares for stock options
 exercised, employee stock
 purchases, and other .......                  7       80                    87
Dividends paid:
 Preferred stock, $5.00 per
  share .....................                                     (3)        (3)
 Common stock, $.16 per share                                   (702)      (702)
Net income for the year .....                                    851        851
                                -------  -------   -------    -------   -------
Balance, December 31, 2001 ..  $     32  $ 2,206   $29,376    $37,459   $69,073
                                =======  =======   =======    =======   =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                    Years Ended December 31,
                                                  2001        2000        1999
                                               --------    --------    --------
Cash Flows from Operating
 Activities:
 Net income .................................  $    851    $  2,018    $  3,026
 Adjustments to reconcile net income to net
  cash flows from operating activities:
   Depreciation and amortization ............     2,728       2,681       2,517
   Amortization of deferred grant income ....      (211)       (201)       (171)
   Profit-sharing plan contribution to be
     funded with common stock ...............       151         348         360
   Gains from sale, condemnation and
     disposal of property, equipment and
     easements, net .........................      (359)     (1,244)     (2,353)
   Gain from recovery of environmental claim.        --          --        (947)
   Deferred income taxes ....................       405         230          90
   Other, net ...............................        69          55          59
   Increase (decrease) in cash and
     equivalents from:
     Accounts receivable ....................      (642)        (73)       (225)
     Materials and supplies .................       298         375        (297)
     Prepaid expenses and other .............       219        (531)        387
     Accounts payable and accrued expenses ..      (489)        208         (93)
                                               --------    --------    --------
 Net cash flows from operating activities ...     3,020       3,866       2,353
                                               --------    --------    --------
Cash Flows from Investing Activities:
 Purchase of property and equipment .........    (5,019)     (4,255)     (8,295)
 Proceeds from sale and condemnation of
  property, equipment and easements .........       498       1,288       2,333
 Proceeds from recovery of environmental
  claim .....................................        --          --         947
 Proceeds from deferred grant income ........       368         647         518
                                               --------    --------    --------
 Net cash flows used by investing activities.    (4,153)     (2,320)     (4,497)
                                               --------    --------    --------
Cash Flows from Financing Activities:
 Dividends paid .............................      (705)       (696)       (643)
 Issuance of common shares for stock options
  exercised and employee stock purchases ....        83          83         119
                                               --------    --------    --------
 Net cash flows used by financing activities.      (622)       (613)       (524)
                                               --------    --------    --------
Increase (Decrease) in Cash and Equivalents .    (1,755)        933      (2,668)
Cash and Equivalents, Beginning of Year .....     5,559       4,626       7,294
                                               --------    --------    --------
Cash and Equivalents, End of Year ...........  $  3,804    $  5,559    $  4,626
                                               ========    ========    ========

Supplemental Disclosures:
 Cash paid during year for Income taxes .....  $     11    $  1,464    $  1,263
                                               ========    ========    ========

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, and 1999
(Dollars in Thousands Except Per Share Amounts)

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

     One customer accounted for approximately 14.6%, 12.6% and 13.2% of the Company's operating revenues in 2001, 2000 and 1999, respectively.

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

               Track structure                  20 to 67 years
               Buildings and other structures   33 to 45 years
               Equipment                         4 to 25 years

     The Company continually evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of the assets in measuring whether the assets are recoverable.

     Deferred Grant Income
     ---------------------

     The Company has availed itself of various federal and state programs administered by the states of Connecticut, Massachusetts and Rhode Island for reimbursement of expenditures for capital improvements. In order to receive reimbursement, the Company must submit requests for the projects, including cost estimates. The Company receives from 70% to 100% of the costs of such projects, which have included bridges, track structure and public improvements. To the extent that such grant proceeds are used for capital improvements to bridges and track structure, they are recorded as deferred grant income and amortized into operating revenues on a straight-line basis over the estimated useful lives of the related improvements ($211 in 2001, $201 in 2000 and $171 in 1999).

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

     Income Taxes
     ------------

     Deferred income taxes are recorded based on the differences between the financial statement and tax basis of assets and liabilities. Such deferred income taxes are also adjusted to reflect changes in the U.S. tax laws when enacted and changes in blended state tax rates.

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

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:


                                                      Years Ended December 31,
                                                    2001       2000       1999
                                                ---------  ---------  ---------
     Weighted average shares for basic ......  4,389,916   4,323,237   4,260,073
     Dilituve effect of convertible preferred
      stock, options and warrants ...........     67,919      67,028      74,382
                                               ---------   ---------   ---------
     Weighted average shares for diluted ....  4,457,835   4,390,265   4,334,455
                                               =========   =========   =========

     Options and warrants to purchase 195,503, 204,563 and 188,952 shares of common stock were outstanding during 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per common share because their effect would be antidilutive.

     Employee Stock Option Plan
     --------------------------

     The Company accounts for stock-based awards to employees using the intrinsic value method.

     Use of Estimates
     ----------------

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The Company's principal estimates include the allowance for doubtful accounts, useful lives of properties, accrued liabilities including health insurance claims and legal and other contingencies, and income taxes.

     Comprehensive Income
     --------------------

     Comprehensive Income equals net income for 2001, 2000 and 1999.

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

     Recently Issued Financial Accounting Standards
     ----------------------------------------------

     On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations initiated after June 30, 2001.

     SFAS No. 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. All of the provisions of the statement should be applied in fiscal years beginning after December 31, 2001 to all goodwill and other intangible assets recognized in an entity's balance sheet at that date.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement will supersede SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets or for Long-Lived Assets to be Disposed Of," in its entirety, and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," only for segments to be disposed of. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

     The Company is currently evaluating the effect, if any, that adopting these standards will have on its financial statements.

2.   Property and Equipment

     Property and equipment consists of the following:
                                                              December 31,
                                                           2001           2000
                                                         -------        -------
     Land and improvements ....................         $ 10,303       $ 10,106
     Track structure ..........................           59,499         56,389
     Buildings and other structures ...........            7,686          7,437
     Equipment ................................           23,949         23,376
                                                         -------        -------
                                                         101,437         97,308
     Less accumulated depreciation ............           33,790         31,605
                                                         -------        -------
     Total property and equipment, net ........         $ 67,647       $ 65,703
                                                         =======        =======

3.   Land Held for Development

     Pursuant to permits issued by the United States Department of the Army Corp of Engineers ("ACE") and the Rhode Island Coastal Resources Management Council ("CRMC"), the Company created 33 acres of waterfront land in East Providence, Rhode Island ("South Quay") originally designed to capitalize on the growth of intermodal transportation utilizing rail, water and highway connections. The property has good highway access (1/2 mile from I-195) and direct rail access and is adjacent to a 12 acre site also owned by the Company.

     The permits for the property allow for construction of a dock along the west face of the South Quay. The ACE permit has been extended to December 31, 2003 and the CRMC permit has been extended to May 11, 2009.

     In April 1999, the Rhode Island Supreme Court issued an Opinion confirming the Company's fee simple absolute title to the South Quay. In January 2000, the Rhode Island Superior Court confirmed the Company's fee simple absolute title to the 12 acre parcel adjacent to the South Quay. Also in 1999, the Rhode Island Department of Transportation entered into a contract for engineering services to undertake roadway improvements to provide direct vehicular access from the interstate highway system to the South Quay. The project is anticipated to be complete by 2004.

     The City of East Providence has been working to create a large waterfront redevelopment area with a proposed zoning overlay (which has not yet been unveiled) that would encourage development of restaurants, shops, marinas, condominiums and "clean" employment. The Company has been cooperating with the City of East Providence in these efforts.

     In connection with the preparation by the ACE of the Final Environmental Impact Statement ("FEIS") for the dredging of the Providence River, the Company was approached about its willingness to accept up to 350,000 cubic yards of dredged materials for de- watering on the South Quay property, with the understanding that, following the de-watering, the Company would be free to use the material for its own purposes. The FEIS, dated August 2001, identified the South Quay as one of two potential "temporary sites for dewatering and storage or reuse of high quality sand and gravel that would be excavated..." and went on to note that the identified sites would be able to take only a portion of the dredged material. The Company is pursuing this course in the belief that additional clean, buildable fill, if available, could further enhance the value of the site. In addition, the Company is considering a proposal to develop the site to provide freight service for the transport of automobiles along the Company's Main Line to and from East Providence, pending the development of the Quonset Point-Davisville Industrial Park. In 2001, the Company completed overhead clearances between Worcester and the South Quay, which enables operation of double stack trains (having a height of nineteen feet, two inches) and multi-level automobile cars.

4.   Revolving Line of Credit

     The Company has a revolving line of credit with its principal bank in the amount of $3,000 expiring June 1, 2003. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company pays no commitment fee on this line. There were no loans outstanding under the line at any time during 2001 or 2000.

5.   Other Income

     Other income consists of the following:   Years Ended December 31,

                                                   2001        2000        1999
                                                  ------      ------      ------
     Gains from sale, condemnation and
      disposal of property, equipment and
      easements, net ...........................  $  359      $1,244      $2,353
     Recovery of prior year environmental
      claim ....................................      --          --         947
     Rentals and license fees under
      various operating leases .................     448         489         453
     Interest ..................................     196         316         221
                                                  ------      ------      ------
                                                  $1,003      $2,049      $3,974
                                                  ======      ======      ======

     Gains from sale, condemnation and disposal of property, equipment and easements for 2000 includes $1,132 received from the sale of permanent easements and for 1999 includes $2,127 received from the sale of long-term fiber optics cable licenses.

6.   Income Taxes

     The provision for income taxes consists of the following:
                                                     Years Ended December 31,
                                                   2001        2000        1999
                                                  ------      ------      ------
     Current:
      Federal .........................           $   90      $  900      $1,495
      State ...........................               10          70         105
                                                  ------      ------      ------
                                                     100         970       1,600
     Deferred, Federal and State ......              405         230          90
                                                  ------      ------      ------
                                                  $  505      $1,200      $1,690
                                                  ======      ======      ======

     The following summarizes the estimated tax effect of temporary differences that are included in the net deferred income tax provision:

                                                     Years Ended December 31,
                                                   2001        2000        1999
                                                  -----       -----       -----
     Depreciation and amortization ..........     $ 326       $ 207       $ 196
     Deferred grant income ..................         2        (272)       (123)
     Gains from sale, condemnation and
      disposal of property and equipment ....       (20)        346          --
     Accrued casualty and other claims ......        56         (71)          2
     Other ..................................        41          20          15
                                                  -----       -----       -----
                                                  $ 405       $ 230       $  90
                                                  =====       =====       =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income tax liability as of December 31, 2001 and 2000 are as follows:

                                                               December 31,
                                                            2001          2000
                                                          -------       -------
     Deferred income tax liabilities:
      Differences between book and tax basis of
       property and equipment .......................     $12,253       $11,947
                                                          -------       -------
      Other .........................................         121            89
                                                          -------       -------
                                                           12,374        12,036
                                                          -------       -------
     Deferred income tax assets:
      Rental income received in advance .............          17            27
      Deferred grant income .........................       2,801         2,797
      Accrued casualty and other claims .............          24            80
      Allowance for doubtful accounts and other .....          85            90
                                                          -------       -------
                                                            2,927         2,994
                                                          -------       -------

     Net deferred income tax liability ..............     $ 9,447       $ 9,042
                                                          =======       =======

     A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

                                                      Years Ended December 31,
                                                     2001       2000       1999
                                                     ----       ----       ----
     Federal statutory rate .......................    34%        34%        34%
     Depreciation of properties acquired from
      bankrupt railroads having a tax basis
      in excess of cost ...........................    (3)        (2)        (2)
     Non deductible expenses, etc .................     5          4          2
     State income tax, net of federal income
      tax benefit .................................     1          1          2
                                                     ----       ----       ----
     Effective tax rate ...........................    37%        37%        36%
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

     The Company is party to an arbitration proceeding with the National Railroad Passenger Corporation ("Amtrak") concerning Amtrak's claim for rate increases with respect to the Company's freight operations over a portion of Amtrak's Northeast Corridor in the states of Rhode Island and Connecticut. On July 31, 2001 Amtrak filed its brief in the arbitration in which Amtrak claims that it is entitled to approximately $2,400 under its contract with the Company, of which $1,676 relates to the period from July 1994 through June 1999. The Company believes that, pursuant to its contract with Amtrak, Amtrak's claim for the period ended June 1999 is without merit. As to Amtrak's claim for the period from July 1999 to date, totaling $724, the Company believes that Amtrak's allocated expenses are overstated and that Amtrak's entitlement, if any, to increased mileage charges would be significantly less than the amount claimed. In addition, the Company has asserted that any new rate arrived at as a result of the arbitration should take effect prospectively from the date of the arbitrator's decision. The Company filed its brief on November 28, 2001. Discovery has ended, and a hearing before the arbitrator is scheduled for March 27, 2002, with a decision to follow sometime thereafter. Given the extent of the differences in the positions of the parties, the Company cannot predict the amount, if any, of any liability to Amtrak which may result from this arbitration.

     On January 29, 2002, the Company received a "Notice of Potential Liability" from the United States Environmental Protection Agency ("EPA") regarding an existing Superfund Site that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these "Notice" letters to potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act. EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Superfund Site. Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study phase of the clean-up at the Site, which will take approximately two or more years to complete. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice Letters (which presently includes over fifty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA.

8.   Employee Benefit Plans

     Stock Option Plan
     -----------------

     The Company has a non-qualified stock option plan ("SOP") covering all management personnel having a minimum of one year of service with the Company and who are not holders of a majority of either its outstanding common stock or its outstanding preferred stock. In addition, the Company's outside directors are eligible to participate in the SOP. The SOP covers 50,000 common shares or 5% of the shares of common stock outstanding, whichever is greater (220,562 shares at December 31, 2001). Options granted under the SOP, which are fully vested when granted, are exercisable over a ten year period at the market price for the Company's common stock as of the date the options are granted.

     Changes in stock options outstanding are as follows:
                                                            Weighted Average
                                                            ----------------
                                             Number         Exercise   Fair
                                             of shares        Price    Value
                                             ------          ------   ------
     Outstanding at January 1, 1999 .....    38,404          $ 9.13

     Granted ............................     8,310           12.38   $ 9.53
     Exercised ..........................    (5,439)           7.53
     Expired ............................    (3,706)          10.73
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 1999..................    37,569            9.92

     Granted ............................     8,060            8.00$  $ 4.20
     Exercised ..........................      (614)           5.37
     Expired ............................    (3,411)           8.90
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2000..................    41,604            9.70

     Granted ............................     8,130            7.13   $ 3.62
     Exercised ..........................    (1,220)           5.72
     Expired ............................    (1,763)           5.99
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2001..................    46,751          $ 9.50
                                             ======          ======   ======

     The fair value of options on their grant date was measured using the Black-Scholes options pricing model. Key assumptions used to apply this pricing model are as follows:

                                             2001       2000       1999
                                          ---------  ---------  ---------
     Average risk-free interest rate         4.97%      6.30%      6.30%
     Expected life of option grants          7.0 years  7.0 years  7.0 years
     Expected volatility of underlying stock  58%        55%        30%
     Expected dividend payment rate, as
      a percentage of the share price
      on the date of grant                   2.25%      2.00%      1.21%

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

     The following table sets forth information regarding options at December 31, 2001:


                                                   Weighted Average
                     Range of       Number         ----------------
         Number      Exercise      Currently    Exercise   Remaining
        of Options    Prices      Exercisable     Price   Life (in years)
       ---------    ----------    ----------    ---------- -----------
          2,796    $3.25 - 4.88      2,796         $3.97        1
         30,482     5.50 - 8.25     30,482          7.44        6
          6,889     8.50 - 12.75     6,889         12.38        7
          6,584        18.38         6,584         18.38        6

     The Company has elected to retain the accounting prescribed by Accounting Principles Board Opinion No. 25, instead of adopting SFAS No. 123, "Accounting for Stock-Based Compensation". Therefore, no compensation cost has been recognized for the SOP. Had compensation cost for the Company's SOP been determined on the fair value of the grant dates for awards under the SOP consistent with the method of SFAS 123, the Company's net income available to common shareholders and income per share would have been as follows:

                                                      Years Ended December 31,
                                                   2001        2000        1999
                                                 -------     -------     -------
     Net income available to common shareholders:
      As reported ....................           $   848     $ 2,015     $ 3,023
      Pro forma ......................               816       1,985       3,000
     Basic income per share:
      As reported ....................               .19         .47         .71
      Pro forma ......................               .19         .46         .70
     Diluted income per share:
      As reported ....................               .19         .46         .70
      Pro forma ......................               .18         .45         .69

     Defined Contribution Retirement Plans
     -------------------------------------

     The Company has a deferred profit-sharing plan ("Plan") which covers all of its employees who are members of its collective bargaining units. Contributions to the Plan are required in years in which the Company has income from "railroad operations" as defined in the Plan. Contributions are to be equal to at least 10% but not more than 15% of the greater of income before income taxes or income from railroad operations subject to a maximum contribution of $3.5 per eligible employee. Contributions to the Plan may be made in cash or in shares of the Company's common stock. Contributions accrued under this Plan amounted to $151 in 2001, $357 in 2000 and $400 in 1999. The Company made its 1999 and 2000 contributions and intends to make its 2001 contribution in newly issued shares of its common stock.

     The Company also has a Simplified Employee Pension Plan ("SEPP") which covers substantially all employees who are not members of one of its collective bargaining units. Contributions to the SEPP are discretionary and are determined annually as a percentage of each covered employee's compensation up to the maximum amount allowable by law. Contributions accrued under the SEPP amounted to $201 in 2001, $208 in 2000 and $197 in 1999.

     Employee Stock Purchase Plan
     ----------------------------

     The Company has an Employee Stock Purchase Plan ("ESPP") under which eligible employees may purchase registered shares of common stock at 85% of the market price for such shares. An aggregate of 200,000 shares of common stock are authorized for issuance under the ESPP which was established in 1997. Any shares purchased under the ESPP are subject to a two year lock-up. ESPP purchases amounted to 12,413 shares in 2001, 12,828 shares in 2000 and 8,665 shares in 1999.

9.   Preferred Stock

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


Directors and Executive Officers

     The current directors and executive officers, their ages and their positions held with the Company are as follows:

          Name                          Age  Position
          ----                          ---  --------
     Robert H. Eder(a)...............    69  Chairman of the Board and Chief
                                              Executive Officer
     Orville R. Harrold(b)...........    69  President, Chief Operating
                                              Officer and Director
     Robert J. Easton................    58  Treasurer
     P. Scott Conti..................    44  Vice President Engineering
     Mary A. Tanona..................    44  Secretary and General Counsel
     Richard W. Anderson (a).........    54  Director
     Frank W. Barrett(b).............    62  Director
     John H. Cronin(b)...............    68  Director
     J. Joseph Garrahy(b)............    71  Director
     John J. Healy(b)................    66  Director
     Charles M. McCollam, Jr.(b).....    69  Director
     Merrill W. Sherman(a)...........    53  Director
--------------
     (a)  Elected by holders of Common Stock.
     (b)  Elected by holders of Preferred Stock.

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

     Richard W. Anderson, Director. Mr. Anderson has been a Director of the Company since 1998. He is Senior Vice President of Massachusetts Capital Resource Company ("MCRC"), a private investment firm funded by major Massachusetts based life insurance companies providing high risk growth capital to Massachusetts businesses. He began working at MCRC in 1981. Mr. Anderson is also a director of Matec Corporation, a company specializing in frequency control devices.

     Frank W. Barrett, Director. Mr. Barrett has been a Director of the Company since 1995. From 1993 to 1998 he was Executive Vice President at Springfield Institution for Savings ("SIS"). Effective January 1, 1999, he became Executive Vice President and Chief Lending Officer of Family Bank. Family Bank is a Massachusetts subsidiary of Peoples Heritage Financial Group and the acquirer of SIS. Family Bank became First Massachusetts Bank, N.A. upon the acquisition of Bank North Group by Peoples Heritage Financial Group (which then changed its name to BankNorth Group). Effective June 2000, he became Executive Vice President of First Massachusetts Bank, N.A. Effective January 2002, First Massachusetts Bank, N.A. was merged into Banknorth Massachusetts. No change in Mr. Barrett's responsibility was effected as a result of the merger. Mr. Barrett is also a director of Dairy Mart Convenience Store, Inc.

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

     John J. Healy, Director. Mr. Healy has been a Director of the Company since 1991. He has been President of Worcester Affiliated Mfg. L.L.C., an independent business consulting firm involved in efforts to revitalize manufacturing in Massachusetts, since January 1997. Mr. Healy is also President of the Manufacturing Assistance Center. Prior thereto, Mr. Healy was President and Chief Executive Officer of HMA Behavioral Health, Inc., a behavioral health care management service provider.

     Charles M. McCollam, Jr., Director. Mr. McCollam has been a Director of the Company since 1996. He owns and operates a number of insurance businesses in the State of Connecticut, as well as McCollam Associates, a consulting firm. He was the Chief of Staff to a former governor of Connecticut.

     Merrill W. Sherman, Director. Ms. Sherman has been a Director of the Company since 1999. She is President and Chief Executive Officer of Bancorp Rhode Island, Inc. and has been President, Director and Chief Executive Officer of its primary subsidiary, Bank Rhode Island, a community bank in the greater Providence metropolitan area, since its formation in March 1996. Prior thereto, from September 1993 to August 1995, Ms. Sherman was a partner in the corporate and real estate departments of the law firm Brown, Rudnick, Freed & Gesmer where she headed the firm's banking consulting group affiliate. She retired from her position in August 1995 to devote full-time efforts to the creation of Bank Rhode Island.

Committees of the Board of Directors

     The Board of Directors has an Executive Committee, a Stock Option & Compensation Committee and an Audit Committee. The Board of Directors does not have a nominating committee. In accordance with the By-laws of the Company, the


                                     III-2

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

     The Board of Directors held four meetings, the Audit Committee held six meetings, the Stock Option & Compensation Committee held four meetings and the Executive Committee held ten meetings during the fiscal year ended December 31, 2001.

                            Compensation of Directors

     During the fiscal year ended December 31, 2001, each director who was not an employee of the Company received a base fee of $500 for each attended meeting of the Board of Directors plus $50 per attended meeting for each year of service as a director, and each member of the Audit Committee and the Stock Option & Compensation Committee received $300 for each attended meeting of the committee (other than the Chairman of the Committee, who received $350).

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



                                     III-3

Item 11. Executive Compensation
-------------------------------

     The following table summarizes the compensation paid or accrued by the Company during the three year period ended December 31, 2001, to its Chief Executive Officer and each of its executive officers who earned more than $100,000 in salary and bonus in 2001 (the "Named Executive Officers"), for services rendered in all capacities to the Company during 2001.

                           Summary Compensation Table

                                                              Long-Term
                                  Annual Compensation         Compensation
                                  -------------------         ------------
                                                              Securities
                                                              Underlying    All
                                                    Other     Options to   Other
                                                    Annual    Purchase   Compen-
                                   Salary          Compen-    Common      sation
Name and Principal Position  Year  ($)(a) Bonus($) sation($)  Stock       ($)(b)
---------------------------- ----  ------ ------   --------  ------------ ------
Robert H. Eder.............. 2001  342,464    0     36,459(c)    0        45,236
 Chairman of the Board and   2000  325,621    0     35,337(c)    0        47,302
  Chief Executive Officer    1999  307,403 17,500   23,653(c)    0        48,024

Orville R. Harrold.......... 2001  293,955    0         0      1,128      37,758
 President and Chief         2000  279,077    0         0      1,178      39,242
  Operating Officer          1999  262,181    0         0      1,087      42,726

P. Scott Conti.............. 2001  114,192    0         0       223        7,993
 Vice President Engineering  2000  105,546    0         0       232        7,916
                             1999   99,072    0         0       147        8,068

Robert J. Easton............ 2001  138,846    0         0       281        9,719
 Treasurer                   2000  133,304    0         0       301        9,998
                             1999  130,858    0         0       346       10,469

Mary A. Tanona.............. 2001  109,373    0         0        90        7,656
                             2000   84,954    0         0         0        6,372
                             1999   32,789(d) 0         0         0          0



(a) Includes amounts taxable to employees for personal use of Company-owned vehicles, other than Mr. Eder, who does not have personal use of a Company-owned vehicle.

(b) Includes amounts paid directly to the retirement accounts of management staff under the Company's simplified employee pension plan, and, in the case of Robert H. Eder and Orville R. Harrold, includes for 2001 premiums paid for life insurance coverage in the amounts of $33,336 and $25,858, respectively.

(c)  Includes the cost of a vehicle for Mr. Eder.

(d) Date of hire, July 26, 1999. Appointed to the position of Secretary and General Counsel effective October 2, 2000.


                                     III-4

                      Option/SAR Grants in Last Fiscal Year

     The following table contains information concerning the grant of stock options under the Company's Non-Qualified Stock Option Plan to the Named Executive Officers during the Company's last fiscal year. The Company does not issue stock appreciation rights.

                                    % of Total
                        Number of    Options
                        Securities   Granted To
                        Underlying   Employees                        Grant Date
                         Options     In Fiscal   Exercise  Expiration    Present
     Name              Granted(a)     2001       Price($)     Date   Value($)(b)
    ------             ----------   ---------     ------    -------- -----------
Robert H. Eder(c).....       0          0            0           0          0

Orville R. Harrold....    1,128      16.12        7.125     01/02/11     4,083

P. Scott Conti........      223       3.18        7.125     01/02/11       807

Robert J. Easton......      281       4.02        7.125     01/02/11     1,017

Mary A. Tanona........       90       1.28        7.125     01/02/11       326

(a) All options were granted on January 2, 2001 and became exercisable on July 2, 2001.

(b) Amounts represent fair value of options and were estimated as of the date of grant using Black-Scholes options - pricing model with the following weighted average assumptions: expected volatility of 58%; expected life 7 years; and risk free interest rate of 4.97%. Dividends at the rate of 2.25% per share were assumed for purposes of this estimate.

(c) Under the terms of the Company's Non-Qualified Stock Option Plan, Mr. Eder is not eligible to receive a grant of stock options.


               Aggregated Option/SAR Exercises In Last Fiscal Year
                        And Fiscal Year End Option Values

     The following table sets forth individual exercises of stock options during 2001 and the year-end values of options to purchase Common Stock held by the Named Executive Officers as of December 31, 2001.

                                      Number of Securities
                                   Underlying Unexercised   Value of Unexercised
                                              Options at         In-the-Money at
                                         December 31, 2001  December 31, 2001(b)
                                         -----------------  --------------------
                       Shares
                      Acquired on     Value      Exercisable/       Exercisable/
             Name     Exercise   Realized($)(a) Unexercisable   Unexercisable($)
             ----    ----------- -------------- -------------   ----------------

Robert H. Eder.......     0             0             0/0              0/0

Orville R. Harrold...    619           762        3,559/0              0/0

P. Scott Conti.......     0             0           734/0              0/0

Robert J. Easton.....     0             0         1,895/0              0/0

Mary A. Tanona.......     0             0            90/0              0/0


(a) Based on the last sale price of the Common Stock on the date of exercise minus the exercise price.

(b) Based on the difference between the exercise price of each grant and the closing price of the Company's Common Stock on the AMEX on December 31, 2001, which was $6.75.


                                     III-5

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The table set forth below reflects the only persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who, to the best of the Company's knowledge, were on March 1, 2002 the beneficial owners of more than five percent of the Company's outstanding Common Stock, $.50 par value, or Preferred Stock, $50 par value. Each share of the Company's outstanding Preferred Stock is convertible at any time, at the option of the holder, into one hundred shares of Common Stock of the Company. The footnote to the table below sets forth the percentages of the outstanding Common Stock which would be held by the indicated owners if such owners' Preferred Stock were converted in whole into Common Stock.

                                                                       Percent
Name and Address                      Number of Shares Owned           of Class
----------------                      ----------------------           --------

Robert H. and Linda Eder                  842,742 (Common)             19.1%(a)
2441 S.E. Bahia Way                           500 (Preferred)          77.5%
Stuart, Florida 34996

Steinberg Priest Capital Management       447,100 (Common)             10.1%
 Company, Inc.
Michael A. Steinberg & Company, Inc.
Michael A. Steinberg
12 East 49th Street
New York, New York  10017

Keeley Asset Management Corp.             250,560 (Common)              5.7%
Kamco Performance Limited Partnership
Kamco Limited Partnership No. 1
401 South LaSalle Street
Chicago, Illinois  60605

Franklin resources, Inc.                  245,000 (Common)              5.6%
One Franklin Parkway
San Mateo, CA  94403-1906


     (a) Assuming no conversion of Preferred Stock. If their Preferred Stock were converted in whole to Common Stock, Mr. and Mrs. Eder would own 20.0% of the outstanding Common Stock.

     Of the shares owned by Mr. and Mrs. Eder, 768,162 shares of Common Stock and 500 shares of Preferred Stock were held directly by Mr. Eder, and 74,580 shares of Common Stock were held directly by Mrs. Eder. By reason of their ownership, Mr. and Mrs. Eder may be deemed to be "control persons" with respect to the Company.



                                     III-6

     The following table reflects, as of March 2, 2002, the beneficial ownership of the Common Stock of the Company by directors, nominees for directors, Named Executive Officers and all officers and directors as a group.


Name                                                   Number       Percentage
----                                                   ------       ----------

Richard W. Anderson(a) ..........................      201,030          4.5%
Frank W. Barrett(b)..............................         1,150           *
P. Scott Conti(c)................................         3,112           *
John H. Cronin(d)................................         2,230           *
Robert J. Easton(e) .............................         4,042           *
Robert H. Eder(f)................................       892,742        20.0%
J. Joseph Garrahy(g).............................         1,330           *
Orville R. Harrold(h)............................        32,400           *
John J. Healy(i).................................         1,540           *
Charles M. McCollam, Jr.(j)......................           900           *
Merrill W. Sherman(k)............................           710           *
Mary A. Tanona(l)................................           616           *
All executive officers and directors as a group
   (12 people)(l)................................     1,142,109        25.5%

 *   Less than one percent

     (a) Includes 200,000 shares of common stock held by Massachusetts Capital Resource Company of which Mr. Anderson disclaims beneficial ownership. Mr. Anderson is Senior Vice President of Massachusetts Capital Resource Company. Also includes 330 shares of Common Stock issuable under stock options exercisable within 60 days.
     (b) Includes 650 shares of Common Stock issuable under stock options exercisable within 60 days.
     (c) Includes 734 shares of Common Stock issuable under stock options exercisable within 60 days.
     (d) Includes 900 shares of Common Stock issuable under stock options exercisable within 60 days.
     (e) Includes 118 shares of Common Stock held by Mr. Easton's wife in her name and 1,895 shares of Common Stock issuable under stock options exercisable within 60 days.
     (f) Mr. Eder's business address is 75 Hammond Street, Worcester, Massachusetts 01610. Includes 74,580 shares of Common Stock owned by Mr. Eder's wife and assumes the conversion of the 500 shares of Preferred Stock owned by Mr. Eder.
     (g) Includes 660 shares of Common Stock issuable under stock options exercisable within 60 days.
     (h)  Includes (i) 1,700 shares of Common Stock held by Mr.  Harrold's wife,
          (ii) 3,200 shares of Common Stock held by a custodian in an individual retirement account for the benefit of Mr. Harrold and (iii) 3,371 shares of Common Stock issuable under stock options exercisable within 60 days.
     (i) Includes 1,240 shares of Common Stock issuable under stock options exercisable within 60 days.
     (j) Includes 110 shares of Common Stock issuable under stock options exercisable within 60 days.
     (k) Includes 210 shares of Common Stock issuable under stock options exercisable within 60 days.
     (l) Includes 90 shares of Common Stock issuable under stock options exercisable within 60 days.
     (m) Includes 307 shares of Common Stock owned by an officer of the Company who is not a Named Executive Officer, 50,000 shares of Common Stock issuable upon conversion of Preferred Stock and 10,190 shares of Common Stock issuable under options exercisable within 60 days.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     Not Applicable


                                     III-7

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------


     (a)  (1) All financial statements:

          An index of financial statements is included in Item 8, page II-11 of this annual report

          (2)  Financial   Statement   schedule:   Schedule  II  Valuation   and
               Qualifying Accounts................................Page IV-3

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


               (23) Independent Auditors' Consent

     (b) The Company did not file any reports on Form 8-K during the year ended December 31, 2001.

     (c)  Exhibits (annexed).

     Financial Statement Schedule. See item (a) (2.) above

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                               /s/ Robert H. Eder
                  --------------------------------------------
                                By Robert H. Eder
                             Chief Executive Officer
                              Dated: March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                Title                                 Date
     ---------                -----                                 ----
/s/ Robert H. Eder
________________________      Chief Executive Officer            March 29, 2002
Robert H. Eder                and Chairman (Principal
                              Executive Officer)

/s/ Orville R. Harrold
________________________      President and Director             March 29, 2002
Orville R. Harrold            (Chief Operating Officer)

/s/ Robert J. Easton
________________________      Treasurer                          March 29, 2002
Robert J. Easton              (Principal financial officer and
                              principal accounting officer)
/s/ Frank W. Barrett
________________________      Director                           March 29, 2002
Frank W. Barrett

/s/ J. Joseph Garrahy
________________________      Director                           March 29, 2002
J. Joseph Garrahy

/s/ Merrill W. Sherman
________________________      Director                           March 29, 2002
Merrill W. Sherman

                                                            SCHEDULE II

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                              (IN THOUSAND DOLLARS)


         Column A        Column B    Column C Additions    Column D   Column E
         --------        --------    ------------------    --------   --------
                                      (1)        (2)
                         Balance   Charged to Charged to              Balance
                            at     costs and    other                  at end
       Description      beginning   expenses   accounts   Deductions     of
                        of period            describe        (A)       period
Allowance for doubtful
 accounts:
Year ended
 December 31, 2001.....   $ 125       $  5                  $   (5)      $125
                          =====       ====                  ======       ====
Year ended
 December 31, 2000.....   $ 125                                          $125
                          =====                                          ====
Year ended
 December 31, 1999.....   $ 125                                          $125
                          =====                                          ====
---------
(A) Bad debts written off.

                                                       EXHIBIT 23




INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement Nos. 333-65937, 333-65949, and 333-21617 of Providence and Worcester Railroad Company on Form S-8 of our report dated March 5, 2002 appearing in this Annual Report on Form 10-K of Providence and Worcester Railroad Company for the year ended December 31, 2001.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 29, 2002