Form 10-Q
period 2002-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2002-05-07
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended March 31, 2002
                                             --------------

  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number 0-16704
                       -------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
   -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
   -------------------------------------------------------------------------


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

As of May 1, 2002, the registrant has 4,431,139 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index



Part I - Financial Information

     Item 1 - Financial Statements:

               Balance  Sheets - March 31, 2002
               (Unaudited)  and  December  31, 2001.........................3

               Statements of Operations (Unaudited) -
               Three Months Ended March 31, 2002 and 2001...................4

               Statements of Cash Flows (Unaudited) -
               Three Months Ended March 31, 2002 and 2001...................5

               Notes to Financial Statements (Unaudited)..................6-8

     Item 2 - Management's  Discussion  and Analysis of
              Financial  Condition and Results of Operations.............9-11

     Item 3 -Quantitative and Qualitative Disclosures About Market Risk....11

Part II - Other Information:

     Item 6 Exhibits and Reports on Form 8-K...............................12

Signatures.................................................................13

Item 1.  Financial Statements
-----------------------------


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                          MARCH 31, DECEMBER 31,
                                                            2002          2001
                                                         (Unaudited)
                                                           -------       -------
Current Assets:
 Cash and equivalents ................................     $ 3,938       $ 3,804
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2002 and 2001 .........       2,678         3,809
 Materials and supplies ..............................       1,434         1,434
 Prepaid expenses and other ..........................         537           493
 Deferred income taxes ...............................          70            73
                                                           -------       -------
  Total Current Assets ...............................       8,657         9,613
Property and Equipment, net ..........................      67,771        67,647
Land Held for Development ............................      11,928        11,901
                                                           -------       -------
Total Assets .........................................     $88,356       $89,161
                                                           =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................     $ 1,467       $ 1,745
 Accrued expenses ....................................         648           781
                                                           -------       -------
  Total Current Liabilities ..........................       2,115         2,526
                                                           -------       -------
Profit-Sharing Plan Contribution .....................         151           151
                                                           -------       -------
Deferred Grant Income ................................       7,884         7,891
                                                           -------       -------
Deferred Income Taxes ................................       9,602         9,520
                                                           -------       -------
Commitments and Contingent Liabilities
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  645 shares in 2002 and 2001 ........................          32            32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,414,755 shares in 2002 and 4,411,238
  shares in 2001 .....................................       2,207         2,206
 Additional paid-in capital ..........................      29,399        29,376
 Retained earnings ...................................      36,966        37,459
                                                           -------       -------
  Total Shareholders' Equity .........................      68,604        69,073
                                                           -------       -------
Total Liabilities and Shareholders' Equity ...........     $88,356       $89,161
                                                           =======       =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF OPERATIONS (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                                    Three Months Ended March 31,
                                                             2002          2001
                                                           -------        ------
Revenues:
 Operating Revenues - Freight and Non-
  Freight ..........................................       $ 4,909      $ 5,042
 Other Income ......................................           331          203
                                                           -------       ------
   Total Revenues ..................................         5,240        5,245
                                                           -------       ------

Operating Expenses:
 Maintenance of way and structures .................         1,094          968
 Maintenance of equipment ..........................           537          501
 Transportation ....................................         1,471        1,515
 General and administrative ........................         1,007          892
 Depreciation ......................................           662          650
 Taxes, other than income taxes ....................           629          643
 Car hire, net .....................................           261          300
 Employee retirement plans .........................            57           57
                                                           -------       ------
   Total Operating Expenses ........................         5,718        5,526
                                                           -------       ------
Loss before Income Tax Benefit .....................          (478)        (281)
Income Tax Benefit .................................          (165)         (90)
                                                           =======       ======
Net Loss ...........................................          (313)        (191)

Preferred Stock Dividends ..........................             3            3
                                                           -------       ------
Net Loss Available to Common Shareholders ..........       $  (316)     $  (194)
                                                           =======       ======

Basic Loss Per Common Share ........................       $  (.07)     $  (.04)
                                                           =======       ======
Diluted Loss Per Common Share ......................       $  (.07)     $  (.04)
                                                           =======       ======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                    Three Months Ended March 31,
                                                              2002        2001
                                                           -------      -------
Cash flows from operating activities:
Net loss .............................................     $  (313)     $  (191)
Adjustments to reconcile net loss to net cash
 flows from (used by) operating activities:
 Depreciation and amortization .......................         662          673
 Amortization of deferred grant income ...............         (53)         (52)
 Gains from sale and disposal of properties,
  equipment and easements, net .......................        (167)          (4)
 Deferred income tax expense .........................          85          100
 Increase (decrease) in cash from:
  Accounts receivable ................................         959         (356)
  Materials and supplies .............................           -           11
  Prepaid expenses and other .........................         (44)         182
  Accounts payable and accrued expenses ..............        (417)        (444)
                                                           -------      -------
Net cash flows from (used by) operating
 activities ..........................................         712          (81)
                                                           -------      -------

Cash flows from Investing Activities:
Purchase of property and equipment ...................        (824)        (907)
Proceeds from sale of property, equipment and
 easements ...........................................         199            4
Proceeds from deferred grant income ..................         203          321
                                                           -------      -------
Net cash flows used by investing activities ..........        (422)        (582)
                                                           -------      -------

Cash Flows from Financing Activities:
Dividends paid .......................................        (180)        (177)
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          24           18
                                                           -------      -------
Net cash flows used by financing activities ..........        (156)        (159)
                                                           -------      -------

Increase (Decrease) in Cash and Equivalents ..........         134         (822)
Cash and Equivalents, Beginning of Period ............       3,804        5,559
                                                           -------      -------
Cash and Equivalents, End of Period ..................     $ 3,938      $ 4,737
                                                           =======      =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                 (Dollars in Thousands Except Per Share Amounts)


1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

2.   Changes in Shareholders' Equity:

                                                                        Total
                                                    Additional          Share
                              Preferred   Common     Paid-in   Retained holders'
                                Stock     Stock      Capital   Earnings Equity
                               -------    -------    -------   -------  -------
     Balance December 31,2001. $    32    $ 2,206    $29,376   $37,459  $69,073
     Issuance of 3,517
      common shares for
      employee stock
      purchases and stock
      options exercised ......                  1         23                 24
     Dividends:
     Preferred stock,
     $5.00 per share .........                                      (3)      (3)
     Common stock, $.04
      per share ..............                                    (177)    (177)
     Net loss for the
      period .................                                    (313)    (313)
                               -------    -------    -------   -------  -------
     Balance March 31, 2002    $    32    $ 2,207    $29,399   $36,966  $68,604
                               =======    =======    =======   =======  =======


3.   Other Income:

                                                                 2002      2001
                                                                 ----      ----
     Gains from sale and disposal of
      property, equipment and easements,
      net ...........................................            $167      $  4
     Rentals ........................................             148       127
     Interest .......................................              16        72
                                                                 ----      ----
                                                                 $331      $203
                                                                 ====      ====


4.   Loss per Common Share:

     Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the effect of the Company's outstanding convertible preferred stock, options and warrants except where such items would be antidilutive.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                 (Dollars in Thousands Except Per Share Amounts)


     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                                            2002         2001
                                                         ---------    ---------
     Weighted average shares for basic ..........        4,411,484    4,352,127
     Dilutive effect of convertible preferred
      stock, options and warrants ...............                -            -
                                                         ---------    ---------
     Weighted average shares for diluted ........        4,411,484    4,352,127
                                                         =========    =========


     Preferred Stock convertible into 64,500 shares of Common Stock were outstanding during the quarters ended March 31, 2002 and 2001. In addition, options and warrants to purchase 228,396 and 223,131 shares of common stock were outstanding during the quarters ended March 31, 2002 and 2001 respectively. These Common Stock equivalents were not included in the computation of the diluted loss per share in either of the quarters because their effect would be antidilutive.

5.   Commitments and Contingent Liabilities:

     The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

     The Company is party to an arbitration proceeding with the National Railroad Passenger Corporation ("Amtrak") concerning Amtrak's claim for rate increases with respect to the Company's freight operations over a portion of Amtrak's Northeast Corridor in the states of Rhode Island and Connecticut. On July 31, 2001 Amtrak filed its brief in the arbitration in which Amtrak claims that it is entitled to approximately $2,400 under its contract with the Company, of which $1,676 relates to the period from July 1994 through June 1999. The Company believes that, pursuant to its contract with Amtrak, Amtrak's claim for the period ended June 1999 is without merit. As to Amtrak's claim for the period from July 1999 to date, totaling $724, the Company believes that Amtrak's allocated expenses are overstated and that Amtrak's entitlement, if any, to increased mileage charges would be significantly less than the amount claimed. In addition, the Company has asserted that any new rate arrived at as a result of the arbitration should take effect prospectively from the date of the arbitrator's decision. The Company filed its brief on November 28, 2001. A hearing before the arbitrator was held on March 27, 2002. A decision is expected in late May 2002. Given the extent of the differences in the positions of the parties, the Company cannot predict the amount, if any, of any liability to Amtrak which may result from this arbitration.

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

6.   Dividends:

     On April 24, 2002, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable May 23, 2002 to shareholders of record May 9, 2002.

7.   Recently Issued Financial Accounting Standards

     On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. The Company adopted this statement on January 1, 2002 and there was no effect on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated costs. Under this statement, an entity must recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred or in a period in which a reasonable estimate of fair value may be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect any material financial statement impact as a result of the adoption of this statement.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets or for Long-Lived Assets to be Disposed Of," in its entirety, and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," only for segments to be disposed of. The provisions of this statement were adopted January 1, 2002 and there was no effect on the Company's financial statements.

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


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                                                Three Months Ended March 31,
                                            -----------------------------------
                                                  2002                2001
                                            -----------------------------------
                                             (In thousands, except percentages)
     Freight Revenues:
       Conventional carloads ..........     $3,991    81.3%      $3,975    78.8%
       Containers .....................        604    12.3          726    14.4
     Non-Freight Operating
      Revenues:
       Transportation services ........        239     4.9          266     5.3
       Other ..........................         75     1.5           75     1.5
                                            ------   -----       ------   -----
          Total .......................     $4,909   100.0%      $5,042   100.0%
                                            ======   =====       ======   =====


The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                                Three Months Ended March 31,
                                            -----------------------------------
                                                   2002                2001
                                            -----------------------------------
                                             (In thousands, except percentages)
Salaries, wages, payroll taxes
 and employee benefits .................     $3,248      66.2%   $3,171    62.9%
Casualties and insurance ...............        191       3.9       160     3.2
Depreciation and amortization ..........        662      13.5       673    13.3
Diesel fuel ............................        227       4.6       267     5.3
Car hire, net ..........................        261       5.3       300     5.9
Purchased services, including
 legal and professional fees ...........        375       7.6       220     4.4
Repair and maintenance of
 equipment .............................        197       4.0       243     4.8
Track and signal materials .............        428       8.7       299     5.9
Other materials and supplies ...........        243       5.0       181     3.6
Other ..................................        394       8.0       422     8.4
                                             ------     -----    ------   -----
  Total ................................      6,226     126.8     5,936   117.7
  Less capitalized and
   recovered costs .....................        508      10.3       410     8.1
                                             ------     -----    ------   -----
     Total .............................     $5,718     116.5%   $5,526   109.6%
                                             ======     =====    ======   =====

Operating Revenues:

Operating revenues decreased $133,000, or 2.6%, to $4.9 million in the first quarter of 2002 from $5.0 million in the first quarter of 2001. This decrease is the net result of a $122,000 (16.8%) decrease in net container freight revenues and a $27,000 (7.9%) decrease in non-freight operating revenues, partially offset by a $16,000 (.4%) increase in conventional freight revenues.

The decrease in net container freight revenues is almost entirely the result of a decline in traffic volume. Total intermodal containers handled during the quarter decreased by 2,945, or 16.7%, to 14,705 containers in 2002 from 17,650 containers in 2001. The decrease in volume results from the loss of a customer, as well as a continuing weakness in economic conditions.

The decrease in non-freight operating revenue for the quarter is the result of lower billing to conventional freight customers for secondary switching services. Revenues of this nature typically vary from period to period depending upon the needs of conventional freight customers.

The small increase in conventional freight revenues is the net result of a 3.6% increase in conventional carloadings largely offset by a 3.1% decrease in the average revenue received per conventional carloading. The Company's conventional carloadings increased by 184 to 5,287 in the first quarter of 2002 from 5,103 in 2001. The decline in the average revenue per carloading is the result of a shift in the traffic mix toward lower rated commodities, such as construction and demolition debris, from higher rated commodities, such as chemicals and plastics. Management believes that, as the economy strengthens, shipments of these higher rated commodities will return to historic levels.

Other Income:

Other income increased by $128,000 to $331,000 in the first quarter of 2002 from $203,000 in 2001. This increase is primarily the result of gains from the sale of property, equipment and easements. Income of this nature varies significantly from period to period.

Operating Expenses:

Operating expenses increased $192,000, or 3.5% to $5.7 million in the first quarter of 2002 from $5.5 million in 2001. While increases in certain expense categories were offset by decreases in others the overall increase in operating expenses in largely attributable to higher track and equipment maintenance costs and legal and professional fees related to the Company's arbitration proceeding with Amtrak.

Liquidity and Capital Resources
-------------------------------

During the first quarter of 2002 the Company generated $712,000 of cash from its operations. Total cash and equivalents increased by $134,000 for the quarter. The principal utilization of cash during the quarter was for expenditures for property and equipment, of which $481,000 was for additions and improvements to track structure, and for the payment of dividends.

In management's opinion cash generated from operations during the remainder of 2002 will be sufficient to enable the Company to meet its operating expenses and capital expenditure and dividend requirements.

Seasonality
-----------

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.

Recent Accounting Pronouncements
--------------------------------

On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. The Company adopted this statement on January 1, 2002 and there was no effect on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated costs. Under this statement, an entity must recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred or in a period in which a reasonable estimate of fair value may be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect any material financial statement impact as a result of the adoption of this statement.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets or for Long-Lived Assets to be Disposed Of," in its entirety, and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," only for segments to be disposed of. The provisions of this statement were adopted January 1, 2002 and there was no effect on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of March 31, 2002, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at March 31, 2002. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

PART II - Other Information
---------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

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


DATED:  May 6, 2002