Form 10-Q
period 2002-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2002-08-13
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2002

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

As of August 1, 2002, the registrant has 4,435,177 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                      Index


     Part I - Financial Information

          Item 1 - Financial Statements:

                 Balance Sheets - June 30, 2002 and December 31, 2001........3

                 Statements of (Loss) Income - Three and
                 Six Months Ended June 30, 2002 and 2001.....................4

                 Statements of Cash Flows - Six
                 Months Ended June 30, 2002 and
                 2001........................................................5

                 Notes to Financial Statements.............................6-8

          Item 2 -Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........9-13

          Item 3 -Quantitative and Qualitative Disclosures
                  About Market Risk.........................................13

     Part II - Other Information:

          Item 4-Submission of Matters to a Vote of
                 Security Holders...........................................14

          Item 6-Exhibits and Reports on Form 8-K...........................14

     Signatures.............................................................15

     EXHIBIT 99 - Certification Pursuant To
             18 U.S.C. Section 1350, as Adopted
             Pursuant To Section 906 of The
             Sarbanes-Oxley Act of 2002.....................................16

Item 1.  Financial Statements
-----------------------------


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                            JUNE 30,DECEMBER 31,
                                                              2002         2001
                                                          (Unaudited)
                                                            -------      -------
Current Assets:
 Cash and equivalents ................................      $ 3,025      $ 3,804
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2002 and 2001 .........        4,211        3,809
 Materials and supplies ..............................        1,392        1,434
 Prepaid expenses and other ..........................          442          493
 Deferred income taxes ...............................           46           73
                                                            -------      -------
  Total Current Assets ...............................        9,116        9,613
Property and Equipment, net ..........................       68,872       67,647
Land Held for Development ............................       11,946       11,901
                                                            -------      -------
Total Assets .........................................      $89,934      $89,161
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 3,352      $ 1,745
 Accrued expenses ....................................          690          781
                                                            -------      -------
  Total Current Liabilities ..........................        4,042        2,526
                                                            -------      -------
Profit-Sharing Plan Contribution .....................           --          151
                                                            -------      -------
Deferred Grant Income ................................        7,934        7,891
                                                            -------      -------
Deferred Income Taxes ................................        9,668        9,520
                                                            -------      -------

Commitments and Contingent Liabilities
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  645 shares in 2002 and 2001 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,435,065 shares in 2002 and 4,411,238
  shares in 2001 .....................................        2,218        2,206
 Additional paid-in capital ..........................       29,569       29,376
 Retained earnings ...................................       36,471       37,459
                                                            -------      -------
  Total Shareholders' Equity .........................       68,290       69,073
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $89,934      $89,161
                                                            =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                     STATEMENTS OF (LOSS) INCOME (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                        Three Months Ended    Six Months Ended
                                             June 30,              June 30,
                                          2002       2001       2002       2001
                                        -------    -------    -------    -------
Revenues:
 Operating Revenues - Freight
  and Non-Freight ....................   $ 6,006    $5,735   $ 10,915    $10,777
 Track Mileage Charge Adjustment......      (940)       --       (940)        --
 Other Income ........................       165       194        496        397
                                         -------    ------   --------    -------
   Total Revenues ....................     5,231     5,929     10,471     11,174
                                         -------    ------   --------    -------

Operating Expenses:
 Maintenance of way and
  structures .........................       837       813      1,931      1,781
 Maintenance of equipment ............       500       479      1,037        980
 Transportation ......................     1,642     1,589      3,113      3,104
 General and administrative ..........       927     1,014      1,934      1,906
 Depreciation ........................       661       667      1,323      1,317
 Taxes, other than income
  taxes ..............................       601       621      1,230      1,264
 Car hire, net .......................       284       232        545        532
 Employee retirement plans ...........        57        57        114        114
 Siding maintenance cost adjustment...       210        --        210         --
                                         -------    ------   --------    -------
  Total Operating Expenses ...........     5,719     5,472     11,437     10,998
                                         -------    ------   --------    -------

(Loss) Income before Income
 Taxes (Benefit) .....................      (488)      457       (966)       176
Provision for Income Taxes
 (Benefit) ...........................      (170)      156       (335)        66
                                         -------    ------   --------    -------
Net (Loss) Income ....................      (318)      301       (631)       110

Preferred Stock Dividends ............        --        --          3          3
                                         -------    ------   --------    -------
Net (Loss) Income Available to
 Common Shareholders .................   $  (318)   $  301   $   (634)   $   107
                                         =======    ======   ========    =======

Basic and Diluted (Loss)
 Income Per Common Share .............   $  (.07)   $  .07   $   (.14)   $   .02
                                         =======    ======   ========    =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                       Six Months Ended June 30,
                                                              2002         2001
                                                           -------      -------
Cash flows from operating activities:
Net (loss) income ....................................     $  (631)     $   110
Adjustments to reconcile net (loss) income to
 net cash flows from operating activities:
 Depreciation and amortization .......................       1,323        1,364
 Amortization of deferred grant income ...............        (107)        (104)
 Gains from sale of properties, equipment
  and easements, net .................................        (201)         (39)
 Deferred income taxes ...............................         175          171
 Other, net ..........................................           8            3
 Increase (decrease) in cash from:
  Accounts receivable ................................        (471)        (606)
  Materials and supplies .............................          42          168
  Prepaid expenses and other .........................          51          108
  Accounts payable and accrued expenses ..............       1,415          (64)
                                                           -------      -------
Net cash flows from operating activities .............       1,604        1,111
                                                           -------      -------
Cash flows from Investing Activities:
Purchase of property and equipment ...................      (2,510)      (2,228)
Proceeds from sale of properties, equipment
 and easements .......................................         232           52
Proceeds from deferred grant income ..................         203          369
                                                           -------      -------
Net cash flows used in investing activities ..........      (2,075)      (1,807)
                                                           -------      -------
Cash Flows from Financing Activities:
Dividends paid .......................................        (357)        (353)
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          49           40
                                                           -------      -------
Net cash flows used in financing activities ..........        (308)        (313)
                                                           -------      -------

Decrease in Cash and Equivalents .....................        (779)      (1,009)
Cash and Equivalents, Beginning of Period ............       3,804        5,559
                                                           -------      -------
Cash and Equivalents, End of Period ..................     $ 3,025      $ 4,550
                                                           -------      -------
Supplemental disclosures:
Cash paid during the period for Income taxes .........     $    --      $    11
                                                           =======      =======

Non-cash transactions are described in Note 2.

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the interim periods ended June 30, 2002 and 2001. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

2.   Changes in Shareholders' Equity:

                                                                        Total
                                                    Additional          Share
                              Preferred   Common     Paid-in   Retained holders'
                                Stock     Stock      Capital   Earnings Equity
                               -------    -------    -------   -------  -------
     Balance December 31,2001.  $  32    $ 2,206    $29,376   $37,459   $69,073
     Issuance of 7,622
      common shares for
      stock options
      exercised, employee
      stock purchases and
      other .................                  4         50                  54
     Issuance of 16,205
      common shares to
      fund the Company's
      2001 profit sharing
      plan contribution .....                  8        143                 151
     Dividends:
      Preferred stock,
      $5.00 per share .......                                      (3)       (3)
      Common stock, $.08
      per share .............                                    (354)     (354)
     Net loss for the
      period ................                                    (631)     (631)
                                -----    -------    -------   -------   -------

     Balance June 30,2002 ...   $  32    $ 2,218    $29,569   $36,471   $68,290
                                =====    =======    =======   =======   =======


     During the six months ended June 30, 2001 the Company issued 45,140 shares of its common stock with an aggregate fair market value of $357 to fund its 2000 profit sharing plan contribution.

3.   Other Income:

                                      Three Months Ended       Six Months Ended
                                            June 30,                 June 30,
                                     -------------------      ------------------
                                       2002        2001        2002        2001
                                      ------      ------      ------      ------
     Gains from sale of
      properties, equipment
      and easements, net ..........     $ 34        $ 35        $201       $ 39
     Rentals ......................      118         109         266        236
     Interest .....................       13          50          29        122
                                        ----        ----        ----       ----
                                        $165        $194        $496       $397
                                        ====        ====        ====       ====

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                 (Dollars in Thousands Except Per Share Amounts)


4.   (Loss) Income per Share:

     Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income (loss) per common share reflects the effect of the Company's outstanding convertible preferred stock, options and warrants except where such items would be antidilutive.

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                     Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                   ---------------------   ---------------------
                                       2002        2001        2002        2001
                                   ---------   ---------   ---------   ---------
     Weighted average shares
      for basic ............       4,426,798   4,395,683   4,419,183   4,374,025
     Dilutive effect of
      convertible preferred
      stock, options and
      warrants .............             --       71,914         --       70,171
                                   ---------   ---------   ---------   ---------
     Weighted average shares
      for diluted ..........       4,426,798   4,467,597   4,419,183   4,444,196
                                   =========   =========   =========   =========


     Preferred stock convertible into 64,500 shares of Common stock and options and warrants to purchase 227,514 shares of common stock were outstanding for the three and six-month periods ended June 30, 2002 but were not included in the computation of the diluted loss per share because their effect would be antidilutive. Options and warrants to purchase 188,711 shares of common stock were outstanding for the three and six-month periods ended June 30, 2001, respectively, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

5.   Amtrak Arbitration:

     The Company has been party to an arbitration proceeding with the National Railroad Passenger Corporation ("Amtrak") concerning Amtrak's claim for rate increases with respect to the Company's freight operations over a portion of Amtrak's Northeast Corridor in the states of Rhode Island and Connecticut. The arbitrator issued a decision in June 2002 in which he ordered the Company to pay Amtrak additional track mileage charges and siding maintenance costs retroactive to July 9, 1999. The Company estimates, based upon the arbitrator's award, that the total amount owed by the Company for the period from July 9, 1999 through March 31, 2002 is approximately $ 1,250, of which $ 1,150 relates to years prior to 2002. This amount was charged to operations during the second quarter of 2002 and is included in accounts payable at June 30, 2002. The Company disagrees with the findings of the arbitrator and is contesting this ruling.

6.   Commitments and Contingent Liabilities:

     The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

     On January 29, 2002, the Company received a "Notice of Potential Liability" from the United States Environmental Protection Agency ("EPA") regarding an existing Superfund Site that includes the J. M. Mills Landfill in

     Cumberland, Rhode Island. EPA sends these "Notice" letters to potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act. EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Superfund Site. Via these Notice letters, EPA made a demand for payment of past costs (identified in the letter as $762) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study phase of the cleanup at the Site, which will take approximately two or more years to complete. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice Letters (which presently includes over fifty parties, and is likely to increase after EPA completes its investigation of the identify of PRPs). The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA.

7.   Dividends:

     On July 31, 2002, the Company declared a dividend of $.04 per share on its outstanding Common stock payable August 22, 2002 to shareholders of record August 8, 2002.

8.   Recently Issued Financial Accounting Standards:

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

Critical Accounting Policies
----------------------------

The Securities and Exchange Commission (SEC) recently issued guidance for the disclosure of "critical accounting policies." The SEC defines such policies as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company's significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report to Shareholders. None of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates, and therefore do not meet the SEC definition of "critical."

Results of Operations
---------------------

The following table sets forth the Company's operating revenues, excluding the impact of the prior-year Amtrak track mileage charge adjustment, by category in dollars and as a percentage of operating revenues:

                       Three Months Ended June 30,  Six Months Ended June 30,
                      ---------------------------- -----------------------------
                           2002            2001         2002           2001
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Freight Revenues:
 Conventional
  carloads ......     $5,097   84.9% $4,641  80.9% $ 9,088  83.2% $ 8,616  79.9%
 Containers .....        630   10.5     759  13.2    1,234  11.3    1,485  13.8
Non-Freight
 Operating
 Revenues:
 Transportation
  services ......        107    1.8     217   3.8      346   3.2      483   4.5
 Other ..........        172    2.8     118   2.1      247   2.3      193   1.8
                      ------  -----  ------ -----  ------- -----  ------- -----
   Total ........     $6,006  100.0% $5,735 100.0% $10,915 100.0% $10,777 100.0%
                      ======  =====  ====== =====  ======= =====  ======= =====

The following table sets forth a comparison of the Company's operating expenses, excluding the prior year Amtrak siding maintenance cost adjustment, expressed in dollars and as a percentage of operating revenues:

                       Three Months Ended June 30,  Six Months Ended June 30,
                      ---------------------------- -----------------------------
                           2002            2001         2002           2001
                      ------------- ------------- -------------- --------------
                                  (In thousands, except percentages)
Salaries, wages,
 payroll taxes and
 employee benefits    $3,258  54.2% $3,282  57.2% $ 6,506   59.6% $ 6,453  59.9%
Casualties and
 insurance .......       290   4.8     175   3.1      481    4.4      335   3.1
Depreciation and
 amortization ....       661  11.0     691  12.0    1,323   12.1    1,364  12.7
Diesel fuel ......       279   4.7     267   4.7      506    4.6      534   4.9
Car hire, net ....       284   4.7     232   4.1      545    5.0      532   4.9
Purchased
 services,
 including legal
 and professional
 fees ............       364   6.1     361   6.3      739    6.8      581   5.4
Repair and
 maintenance of
 equipment .......       212   3.5     180   3.1      409    3.8      423   3.9
Track and signal
 materials .......       665  11.1   1,144  19.9    1,093   10.0    1,443  13.4
Other materials
 and supplies ....       170   2.8     247   4.3      413    3.8      428   4.0
Other ............       385   6.4     386   6.7      779    7.1      808   7.5
                      ------ -----  ------ -----  -------  -----  ------- -----
 Total ...........     6,568 109.3   6,965 121.4   12,794  117.2   12,901 119.7
 Less capitalized
  and recovered
  costs ..........     1,059  17.6   1,493  26.0    1,567   14.3    1,903  17.6
                      ------ -----  ------ -----  -------  -----  ------- -----
   Total .........    $5,509  91.7% $5,472  95.4% $11,227  102.9% $10,998 102.1%
                      ====== =====  ====== =====  =======  =====  ======= =====



Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001


Operating Revenues:

Operating revenues, excluding the impact of prior year Amtrak track mileage charges in the amount of $940,000, increased $138,000, or 1.3%, to $10.9 million in the six months ended June 30, 2002 from $10.8 million in 2001. This increase is the net result of a $472,000 (5.5%) increase in conventional freight revenues partially offset by a $251,000 (16.9%) decrease in container freight revenues and an $83,000 (12.3%) decrease in non-freight operating revenues.

The increase in conventional freight revenues is the net result of a 10.9% increase in carloadings partially offset by a 4.9% decrease in the average revenue received per carloading. The Company's conventional carloadings increased by 1,426 to 14,532 in 2002 from 13,106 in 2001. This increase has resulted from new customers and increased traffic from existing customers reflecting improved economic conditions. The decrease in the average revenue received per conventional carloading has occurred because of a shift in traffic toward lower rated commodities, such as construction and demolition debris and construction aggregates. In addition, conventional freight revenues have been reduced by an estimated $200,000 of additional Amtrak mileage charges resulting from the arbitration decision rendered in June 2002.

The decrease in container freight revenues is primarily the result of a decrease in traffic volume. Total intermodal containers handled decreased by 5,534, or 15.4%, to 30,360 containers in 2002 from 35,894 containers in 2001, principally due to the loss of a customer during the third quarter of 2001.

The decrease in non-freight operating revenues for the six-month period results from reduced billings for secondary switching services and demurrage charges, partially offset by an increase in maintenance department billings. Revenues of this nature typically vary from period to period depending upon the needs of customers and other outside parties.


Other Income:

Other income increased by $99,000 to $496,000 in the six months ended June 30, 2002 from $397,000 in 2001. This increase results from gains from the sale of property, equipment and easements, partially offset by a decrease in interest income resulting from lower investable cash balances and lower rates of return. Income from the sale of property, equipment and easements has, historically, varied considerably from period to period.

Operating Expenses:

Operating expenses, excluding $210,000 of prior year Amtrak siding maintenance costs, increased $229,000, or 2.1%, to $11.2 million in the six months ended June 30, 2002 from $11.0 million in 2001. While increases in certain expense categories were largely offset by decreases in others the overall increase in operating expenses is largely attributable to the uninsured portion of costs arising from a train derailment in April 2002 and legal and professional fees related to the Company's arbitration proceedings with Amtrak. Most of the Company's operating expenses are of a relatively fixed nature and do not increase or decrease proportionately with variations in operating revenues.



Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Operating Revenues:

Operating revenues, excluding the impact of prior year Amtrak track mileage charges in the amount of $940,000, increased $271,000, or 4.7%, to $6.0 million in the second quarter of 2002 from $5.7 million in 2001. This increase is the net result of a $456,000 (9.8%) increase in conventional freight revenues, partially offset by a $129,000 (17.0%) decrease in container freight revenues and a $56,000 (16.7%) decrease in non-freight operating revenues.

The increase in conventional freight revenues is the net result of a 15.5% increase in carloadings partially offset by a 4.9% decrease in the average revenue received per carloading. The Company's conventional carloadings increased by 1,242 to 9,245 in the second quarter of 2002 from 8,003 in 2001. This increase has resulted from new customers as well as increased traffic from existing customers, reflecting improved economic conditions. The decrease in the average revenue received per conventional carload has been significantly impacted by an estimated $200,000 of additional Amtrak mileage charges which were recorded during the quarter as a result of the arbitration decision rendered in June 2002. Approximately $80,000 of these additional charges are attributable to the operations of the first quarter of 2002. In addition the mix of traffic handled during the quarter has shifted somewhat toward lower rated commodities such as construction and demolition debris and construction aggregates.

The decrease in container freight revenues is primarily due to a decrease in traffic volume. Total intermodal containers handled during the quarter decreased by 2,589, or 14.2% to 15,655 containers in 2002 from 18,244 containers in 2001, principally due to the loss of a customer in the third quarter of 2001.

The decrease in non-freight operating revenues for the quarter results from reduced billings for demurrage charges partially offset by increased maintenance departmental billings.

Other Income:

Other income decreased by $29,000 to $165,000 in the second quarter of 2002 from $194,000 in 2001. This decrease is attributable to a decrease in interest income resulting from lower investable cash balances and lower rates of return.

Operating Expenses:

Operating expenses, excluding $210,000 of prior year Amtrak siding maintenance costs, increased $37,000, or .7% in the second quarter of 2002 from 2001. Increases in certain categories of expense were largely offset by decreases in others. Amtrak siding maintenance costs, estimated at $40,000, were recorded during the quarter. These costs, an estimated $20,000 of which relate to the first quarter of 2002, result from the Amtrak arbitration decision which was rendered in June 2002.



Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 2002 the Company generated $1.6 million of cash from operations. Total cash and equivalents, however, decreased by $779,000 during the six month period. The principal utilization of cash during the period was for the payment of dividends and for expenditures for property and equipment, of which $1.4 million was for additions and improvements to the Company's track structure and bridges and $500,000 was attributable to the acquisition of three used 3,900 horsepower GE B39-8 locomotives. The Company is committed to acquiring four more of these locomotives during the remainder of the year at a total cost of approximately $700,000.

In management's opinion, cash generated from operations during the remainder of 2002 will be sufficient to enable the Company to meet its operating expense, capital expenditure and dividend requirements.

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



Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of June 30, 2002, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at June 30, 2002. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

PART II - Other Information
---------------------------


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

          The Annual Meeting of Stockholders was held on April 24, 2002. Of the 4,411,576 shares of common stock entitled to vote, 4,064,266 shares were present, in person or by proxy. Of the 645 shares of preferred stock entitled to vote, 511 shares were present, in person or by proxy.

          All directors of the Company are elected on an annual basis and the following were so elected at this Annual Meeting:

          Richard  W.  Anderson,  Robert H. Eder and  Merrill  W.  Sherman  were elected  Common  Stock  Directors.  Mr.  Anderson  received  3,961,118 affirmative votes and 103,148 votes withheld, Mr. Eder received 3,509,221 affirmative votes and 555,045 votes withheld and Ms. Sherman received 3,959,958 affirmative votes and 104,308 votes withheld of common shares.

          Frank W.  Barrett,  John H.  Cronin,  J.  Joseph  Garrahy,  Orville R.
          Harrold, John J. Healy and Charles M. McCollam, Jr. were elected Preferred Stock Directors. Each director received 511 affirmative votes and no votes withheld of preferred shares.

          A resolution was presented for the appointment of Deloitte & Touche LLP as independent auditors of the accounts of the Company for 2002. The resolution received 4,001,190 affirmative votes and 36,815 negative votes of common shares with 26,261 common shares abstaining. The resolution received 511 affirmative votes and no negative votes of preferred shares.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

          (b) A report on Form 8-K was filed on April 4, 2002 reporting that by press release dated April 3, 2002 the Registrant reported to the general public that it had entered into a memorandum of understanding with an affiliate of Chevron Texaco Corp. with respect to joint development by the two companies of property located on the waterfront in East Providence, Rhode Island.

               A report on Form 8-K was filed on June 28, 2002 reporting that by press release dated June 27, 2002 the Registrant announced to the general public that a ruling had been issued by the arbitrator in a proceeding with the National Railroad Passenger Corporation ("Amtrak") concerning Amtrak's claim for rate increases and maintenance costs for rail sidings with respect to the Registrant's freight operations over a portion of Amtrak's Northeast Corridor in the States of Rhode Island and Connecticut.

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

                                       PROVIDENCE AND WORCESTER
                                        RAILROAD COMPANY



                                       By: /s/ Robert H. Eder
                                       -------------------------------------
                                           Robert H. Eder,
                                           Chairman of the Board
                                            And Chief Executive Officer


                                       By: /s/ Robert J. Easton
                                       -------------------------------------
                                           Robert J. Easton,
                                           Treasurer and Chief
                                           Financial Officer


DATED:  August 13, 2002

                                                         EXHIBIT 99



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                   /s/ Robert H. Eder
                                  -------------------------------------
                                  Robert H. Eder,
                                  Chairman of the Board
                                   And Chief Executive Officer
                                  August 13, 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of Section 13(a) or 15
          (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                   /s/ Robert J. Easton
                                  -------------------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  August 13, 2002