Form 10-Q
period 2002-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2002-11-12
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended September 30, 2002

  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number 0-16704
                       -------

                  PROVIDENCE AND WORCESTER RAILROAD COMPANY
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)
---------------------------------------------------------------------------


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

As of October 31, 2002, the registrant has 4,439,508 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index



Part I - Financial Information

     Item 1 - Financial Statements:

           Balance  Sheets  - September 30, 2002  and  December
           31, 2001 ......................................................    3

           Statements of Income - Three and
           Nine Months Ended September 30, 2002
           and 2001 ......................................................    4

           Statements of Cash Flows - Nine
           months Ended September 30, 2002 and 2001 ......................    5

           Notes to Financial Statements .................................  6-9

     Item 2 -Management's Discussion and Analysis of Financial Condition and
           Results of Operations ......................................... 9-13

     Item 3 -Quantitative and Qualitative Disclosures About Market Risk...   13

     Item 4 -Controls and Procedures......................................   13

Part II - Other Information:

     Item 6 - Exhibits and Reports on  Form 8-K ..........................   13

Signatures ...............................................................   14

Certificates..............................................................15-16

EXHIBIT 99 - Certification Pursuant To 18 U.S.C. Section 1350,
             as Adopted Pursuant To Section 906 of The
             Sarbanes-Oxley Act of 2002...................................   17

Item 1.  Financial Statements
-----------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                       September 30,December 31,
                                                             2002         2001
                                                         (Unaudited)
                                                            -------      -------
Current Assets:
 Cash and equivalents ................................      $ 3,585      $ 3,804
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2002 and 2001 .........        3,389        3,809
 Materials and supplies ..............................        1,358        1,434
 Prepaid expenses and other ..........................          471          493
 Deferred income taxes ...............................           65           73
                                                            -------      -------
  Total Current Assets ...............................        8,868        9,613
Property and Equipment, net ..........................       69,444       67,647
Land Held for Development ............................       11,952       11,901
                                                            -------      -------
Total Assets .........................................      $90,264      $89,161
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 3,109      $ 1,745
 Accrued expenses ....................................          837          781
                                                            -------      -------
  Total Current Liabilities ..........................        3,946        2,526
                                                            -------      -------
Profit-Sharing Plan Contribution .....................           --          151
                                                            -------      -------
Deferred Grant Income ................................        7,881        7,891
                                                            -------      -------
Deferred Income Taxes ................................        9,757        9,520
                                                            -------      -------
Commitments and Contingent Liabilities ...............
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  645 shares in 2002 and 2001 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,439,168 shares in 2002 and 4,411,238
  shares in 2001 .....................................        2,220        2,206
 Additional paid-in capital ..........................       29,592       29,376
 Retained earnings ...................................       36,836       37,459
                                                            -------      -------
  Total Shareholders' Equity .........................       68,680       69,073
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $90,264      $89,161
                                                            =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                     STATEMENTS OF (LOSS) INCOME (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                          2002       2001       2002       2001
                                        -------    -------    -------    -------
Revenues:
Operating Revenues - Freight
 and Non-Freight ..................   $  6,065   $  5,996   $ 16,980    $ 16,773
Track Mileage Charge
 Adjustment .......................         --         --       (940)         --
Other Income ......................        147        191        643         588
                                      --------   --------   --------    --------
   Total Revenues .................      6,212      6,187     16,683      17,361
                                      --------   --------   --------    --------

Operating Expenses:
 Maintenance of way and
  structures ......................        678        794      2,609       2,575
 Maintenance of equipment .........        518        442      1,555       1,422
 Transportation ...................      1,705      1,536      4,818       4,640
 General and administrative .......        998        988      2,932       2,894
 Depreciation .....................        668        664      1,991       1,981
 Taxes, other than income
  taxes ...........................        568        607      1,798       1,871
 Car hire, net ....................        192        283        737         815
 Employee retirement plans ........         57        156        171         270
 Siding maintenance cost
  adjustment ......................         --         --        210          --
                                      --------   --------   --------    --------
  Total Operating Expenses ........      5,384      5,470     16,821      16,468
                                      --------   --------   --------    --------

(Loss) Income before Income
 Taxes (Benefit) ..................        828        717       (138)        893
Provision for Income Taxes
 (Benefit) ........................        285        269        (50)        335
                                      --------   --------   --------    --------
Net (Loss) Income .................        543        448        (88)        558

Preferred Stock Dividends .........         --         --          3           3
                                      --------   --------   --------    --------
Net (Loss) Income Available to
 Common Shareholders ..............   $    543   $    448   $    (91)   $    555
                                      ========   ========   ========    ========

Basic and Diluted (Loss)
 Income Per Common Share ..........   $    .12   $    .10   $   (.02)   $    .13
                                      ========   ========   ========    ========


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                 Nine Months Ended September 30,
                                                             2002         2001
                                                           -------      -------
Cash Flows from Operating Activities:
Net (loss) income ....................................     $   (88)     $   558
Adjustments to reconcile net income to net
 cash flows from operating activities:
 Depreciation and amortization .......................       1,991        2,028
 Amortization of deferred grant income ...............        (160)        (156)
 Profit-sharing plan contribution to be
  funded with common stock ...........................          --           99
 Gains from sale of properties, equipment
  and easements, net .................................        (239)         (92)
 Deferred income tax expense .........................         245          305
 Other ...............................................           6           --
 Increase (decrease) in cash from:
  Accounts receivable ................................         269         (466)
  Materials and supplies .............................          76          142
  Prepaid expenses and other .........................          22          221
  Accounts payable and accrued expenses ..............       1,451         (164)
                                                           -------      -------
Net cash flows from operating activities .............       3,573        2,475
                                                           -------      -------

Cash Flows from Investing Activities:
Purchase of property and equipment ...................      (3,932)      (3,641)
Proceeds from sale of properties, equipment
 and easements .......................................         315          231
Proceeds from deferred grant income ..................         285          369
                                                           -------      -------
Net cash flows used in investing activities ..........      (3,332)      (3,041)
                                                           -------      -------

Cash Flows from Financing Activities:
Dividends paid .......................................        (535)        (530)
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          75           62
                                                           -------      -------
Net cash flows used in financing activities ..........        (460)        (468)
                                                           -------      -------

Decrease in Cash and Equivalents .....................        (219)      (1,034)
Cash and Equivalents, Beginning of Period ............       3,804        5,559
                                                           -------      -------
Cash and Equivalents, End of Period ..................     $ 3,585      $ 4,525
                                                           =======      =======

Supplemental Disclosures:

Cash paid during the period for Income taxes .........     $    --      $    11
                                                           =======      =======

Non-cash transactions are described in Note 2.

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows for the interim periods ended September 30, 2002 and 2001. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

2.   Changes in Shareholders' Equity:

                                                                        Total
                                                    Additional          Share
                                Preferred  Common    Paid-in   Retained holders'
                                  Stock    Stock     Capital   Earnings Equity
                                 -------   -------   -------   -------  -------
     Balance December 31, 2001.  $    32   $ 2,206   $29,376   $37,459  $69,073
     Issuance of 11,725 common
      shares for stock options
      exercised, employee stock
      purchases and other ......                 6        73                 79
     Issuance of 16,205 common
      shares to fund the
      Company's 2001
      profit-sharing plan
      contribution .............                 8       143                151
     Dividends:
      Preferred stock, $5.00
      per share ................                                    (3)      (3)
      Common stock, $.12 per
      share ....................                                  (532)    (532)
     Net loss for the period ...                                   (88)     (88)
                                 -------   -------   -------   -------  -------
     Balance, September 30, 2002 $    32   $ 2,220   $29,592   $36,836  $68,680
                                 =======   =======   =======   =======  =======


     During the nine months ended September 30, 2001 the Company issued 45,140 shares of its common stock with an aggregate fair market value of $357 to fund its 2000 profit-sharing plan contribution.

3.   Other Income:

                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                   -------------------       -------------------
                                    2002         2001         2002         2001
                                   ------       ------       ------       ------
     Gains from sale of
      properties, equipment
      and easements, net .......   $   38       $   53       $  239       $   92
     Rentals ...................       99           99          365          335
     Interest ..................       10           39           39          161
                                   ------       ------       ------       ------
                                   $  147       $  191       $  643       $  588
                                   ======       ======       ======       ======

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

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                   ---------------------   ---------------------
                                     2002        2001        2002        2001
                                   ---------   ---------   ---------   ---------
     Weighted average shares
      for basic................    4,435,596   4,403,650   4,424,715   4,384,009
     Dilutive effect of
      convertible preferred
      stock, options and
      warrants ................       67,829      68,115         --       69,484
                                   ---------   ---------   ---------   ---------
     Weighted average shares
      for diluted..............    4,503,425   4,471,765   4,424,715   4,453,493
                                   =========   =========   =========   =========

     Options and warrants to purchase 199,010 shares and 226,576 shares of common stock were outstanding for the three and nine month periods ended September 30, 2002, respectively, and options and warrants to purchase 195,860 shares and 188,711 shares of common stock were outstanding for the three and nine month periods ended September 30, 2001 respectively, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

5.   Amtrak Arbitration:

     The Company has been party to an arbitration proceeding with the National Railroad Passenger Corporation ("Amtrak") concerning Amtrak's claim for rate increases with respect to the Company's freight operations over a portion of Amtrak's Northeast Corridor in the states of Rhode Island and Connecticut. The arbitrator issued a decision in June 2002 in which he ordered the Company to pay Amtrak additional track mileage charges and siding maintenance costs retroactive to July 9, 1999. The Company estimates, based upon the arbitrator's award, that the total amount owed by the Company for the period from July 9, 1999 through March 31, 2002 is approximately $ 1,250, of which $ 1,150 relates to years prior to 2002. This amount was charged to operations during the second quarter of 2002. The Company disagrees with the findings of the arbitrator and is contesting this ruling. The total liability to Amtrak as of September 30, 2002, which is estimated at approximately $1,500, is included in accounts payable.

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

7.   Dividends:

     On October 31, 2002, the Company declared a dividend of $.04 per share on its outstanding Common stock payable November 21, 2002 to shareholders of record November 7, 2002.

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

     In April 2002, the FASB issued SFAS no. 145, "Rescission of FASB Statements No. 4. 44 and 64, Amendment of FASB Statement No. 13, and Technical
     Corrections". This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy

     Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for financial statements issued on or after May 15, 2002. The Company does not expect any material financial statement impact as a result of the adoption of this statement.

     In June 2002, the FASB issued SFAS no. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect any material financial statement impact as a result of the adoption of this statement.


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


Results of Operations
---------------------

The following table sets forth the Company's operating revenues, excluding the impact of the prior-year Amtrak track mileage charge adjustment, by category in dollars and as a percentage of operating revenues:

                           Three Months Ended           Nine Months Ended
                              September 30,                September 30,
                      ---------------------------- -----------------------------
                           2002           2001          2002           2001
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Freight Revenues:
  Conventional
   carloads ........  $5,043  83.2%  $4,985  83.1% $14,131  83.2% $13,601  81.1%
  Containers .......     679  11.2      763  12.7    1,913  11.3    2,248  13.4
Non-Freight
Operating
  Revenues:
  Transportation
   services ........     233   3.8      150   2.5      579   3.4      633   3.8
  Other ............     110   1.8       98   1.7      357   2.1      291   1.7
                      ------ -----   ------ -----  ------- -----  ------- -----
    Total...........  $6,065 100.0%   5,996 100.0% $16,980 100.0% $16,773 100.0%
                      ====== =====   ====== =====  ======= =====  ======= =====

The following table sets forth a comparison of the Company's operating expenses, excluding the prior-year Amtrak siding maintenance cost adjustment, expressed in dollars and as a percentage of operating revenues:

                           Three Months Ended           Nine Months Ended
                              September 30,                September 30,
                      ---------------------------- -----------------------------
                           2002           2001          2002           2001
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Salaries, wages,
 payroll taxes and
 employee benefits $3,454   57.0% $3,446   57.4% $ 9,960   58.7% $ 9,899   59.0%
Casualties and
 insurance .......    300    5.0     173    2.9      781    4.6      508    3.0
Depreciation and
  amortization ...    668   11.0     664   11.1    1,991   11.7    2,028   12.1
Diesel fuel ......    256    4.2     233    3.9      762    4.5      767    4.6
Car hire, net ....    192    3.2     283    4.7      737    4.3      815    4.9
Purchased
 services,
 including legal
 and professional
 fees ............    328    5.4     346    5.8    1,067    6.3      927    5.5
Repair and
 maintenance of
 equipment .......    186    3.1     128    2.1      595    3.5      551    3.3
Track and signal
  materials ......    365    6.0     926   15.4    1,458    8.6    2,369   14.1
Other materials
 and supplies ....    202    3.3     228    3.8      615    3.6      656    3.9
Other ............    318    5.2     357    6.0    1,097    6.5    1,165    7.0
                   ------  -----  ------  -----  -------  -----   ------  -----

  Total ..........  6,269  103.4   6,784  113.1   19,063  112.3   19,685  117.4
  Less capitalized
   and recovered
   costs .........    885   14.6   1,314   21.9    2,452   14.5    3,217   19.2
                   ------  -----  ------  -----  -------  -----  -------  -----
    Total ........ $5,384   88.8% $5,470   91.2% $16,611   97.8% $16,468   98.2%
                   ======  =====  ======  =====  =======  =====  =======  =====

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001


Operating Revenues:

Operating revenues, excluding the impact of prior year Amtrak track mileage charges in the amount of $940,000, increased $207,000, or 1.2%, to $17.0 million in the nine months ended September 30, 2002 from $16.8 million in 2001. This increase is the net result of a $530,000 (3.9%) increase in conventional freight revenues and a $12,000 (1.3%) increase in non-freight operating revenues partially offset by a $335,000 (14.9%) decrease in container freight revenues.

The increase in conventional freight revenues is the net result of an 11.8% increase in carloadings partially offset by a 7.1% decrease in the average revenue received per carloading. The Company's conventional carloadings increased by 2,575 to 24,353 in 2002 from 21,778 in 2001. This increase has resulted from new customers and increased traffic from certain existing customers. The decrease in the average revenue received per conventional carloading has occurred because of a shift in traffic toward lower rated commodities, such as construction and demolition debris and construction aggregates. In addition, conventional freight revenues have been reduced by an estimated $310,000 of additional Amtrak mileage charges resulting from the arbitration decision rendered in June 2002.

The decrease in container freight revenues is primarily the result of a decrease in traffic volume. Total intermodal containers handled decreased by 7,008, or 12.9%, to 47,506 containers in 2002 from 54,514 containers in 2001, principally due to the loss of a customer during the third quarter of 2001.

The small increase in non-freight operating revenues for the nine-month period results from an increase in maintenance department billings partially offset by reduced billings for secondary switching services and demurrage charges. Revenues of this nature typically vary from period to period depending upon the needs of customers and other outside parties.


Other Income:

Other income increased by $55,000 to $643,000 in the nine months ended September 30, 2002 from $588,000 in 2001. This increase results from gains from the sale of property, equipment and easements, partially offset by a decrease in interest income resulting from lower investable cash balances and lower rates of return. Income from the sale of property, equipment and easements has, historically, varied considerably from period to period.

Operating Expenses:

Operating expenses, excluding $210,000 of prior year Amtrak siding maintenance costs, increased $143,000, or .9%, to $16.6 million in the nine months ended September 30, 2002 from $16.5 million in 2001. While increases in certain expense categories were largely offset by decreases in others the overall increase in operating expenses is largely attributable to the uninsured portion of costs arising from a train derailment in April 2002 and legal and professional fees related to the Company's arbitration proceedings with Amtrak. Most of the Company's operating expenses are of a relatively fixed nature and do not increase or decrease proportionately with variations in operating revenues.


Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Operating Revenues:

Operating revenues, increased $69,000, or 1.2%, to $6.1 million in the third quarter of 2002 from $6.0 million in 2001. This increase is the net result of a $58,000 (1.2%) increase in conventional freight revenues and a $95,000 (38.3%) increase in non-freight operating revenues, partially offset by an $84,000 (11.0%) decrease in container freight revenues.

The increase in conventional freight revenues is the net result of a 13.2% increase in carloadings partially offset by a 10.7% decrease in the average revenue received per carloading. The Company's conventional carloadings increased by 1,149 to 9,821 in the third quarter of 2002 from 8,672 in 2001. This increase has resulted from new customers as well as increased traffic from certain existing customers. The decrease in the average revenue received per conventional carload has been significantly impacted by an estimated $110,000 of additional Amtrak mileage charges which were recorded during the quarter as a result of the arbitration decision rendered in June 2002. In addition the mix of traffic handled during the quarter has shifted somewhat toward lower rated commodities such as construction and demolition debris and construction aggregates.

The decrease in container freight revenues is primarily due to a decrease in traffic volume. Total intermodal containers handled during the quarter decreased by 1,474, or 7.9% to 17,146 containers in 2002 from 18,620 containers in 2001, principally due to the loss of a customer in the third quarter of 2001.

The increase in non-freight operating revenues for the quarter results from increased billings for demurrage and other transportation related services and increased maintenance departmental billings.

Other Income:

Other income decreased by $44,000 to $147,000 in the third quarter of 2002 from $191,000 in 2001. This decrease is primarily attributable to a decrease in interest income resulting from lower investable cash balances and lower rates of return.

Operating Expenses:

Operating expenses decreased $86,000, or 1.6% in the third quarter of 2002 from 2001. Increases in certain categories of expense were more than offset by decreases in others during the quarter.


Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 2002 the Company generated $3.6 million of cash from operations. Total cash and equivalents, however, decreased by $219,000 during the nine month period. The principal utilization of cash during the period was for the payment of dividends and for expenditures for property and equipment, of which $1.9 million was for additions and improvements to the Company's track structure and bridges and $875,000 was attributable to the acquisition of five used 3,900 horsepower GE B39-8 locomotives. The Company is committed to acquiring two more of these locomotives during the remainder of the year at a total cost of approximately $350,000.

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

In April 2002, the FASB issued SFAS no. 145,  "Rescission of FASB Statements No.
4. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for financial statements issued on or after May 15, 2002. The Company does not expect any material financial statement impact as a result of the adoption of this statement.

In June 2002, the FASB issued SFAS no. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect any material financial statement impact as a result of the adoption of this statement.


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of September 30, 2002, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at September 30, 2002. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.



PART II - Other Information
---------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

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

                                       PROVIDENCE AND WORCESTER
                                        RAILROAD COMPANY




                                      By:  /s/ Robert H. Eder
                                           ---------------------------
                                           Robert H. Eder,
                                           Chairman of the Board
                                            And Chief Executive Officer




                                      By:  /s/ Robert J. Easton
                                           ---------------------------
                                           Robert J. Easton
                                           Treasurer and Principal
                                           Financial Officer


DATED:  November 12, 2002

I, Robert H. Eder, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Providence and Worcester Railroad Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entries, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  November 12, 2002

                                      By:  /s/ Robert H. Eder
                                           ---------------------------
                                           Robert H. Eder,
                                           Chairman of the Board
                                            And Chief Executive Officer

I, Robert J. Easton certify that:

1. I have reviewed this quarterly report on Form 10-Q of Providence and Worcester Railroad Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entries, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  November 12, 2002

                                      By:  /s/ Robert J. Easton
                                           ---------------------------
                                           Robert J. Easton
                                           Treasurer and Principal
                                           Financial Officer

                                                                      EXHIBIT 99



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                  /s/ Robert H. Eder
                                  -----------------------------
                                  Robert H. Eder,
                                  Chairman of the Board And Chief
                                  Executive Officer
                                  November 12, 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of Section 13(a) or 15
          (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                  /s/ Robert J. Easton
                                  -----------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  November 12, 2002