Form 10-K
period 2002-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2003-03-31
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 1, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $24,306,539. (For this purpose, all directors of the Registrant are considered affiliates.)

As of March 1, 2003, the Registrant had 4,443,756 shares of Common Stock outstanding.

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

     The Company transports a wide variety of commodities for its customers, including construction aggregate, iron and steel products, chemicals, lumber, scrap metals, plastic resins, cement, coal, processed foods and edible food stuffs, such as frozen foods, corn syrup and animal and vegetable oils. Its customers include Cargill, Inc., The Dow Chemical Company, Exxon-Mobil Corporation, Frito-Lay, Inc., Getty Petroleum Marketing Inc., International Paper Company, Northeast Utilities, Smurfit-Stone Container Corporation and Tilcon Connecticut, Inc. In 2002, P&W transported approximately 32,000 carloads of freight and 59,000 intermodal containers. The Company also generates income through sales of properties, grants of easements and licenses and leases of land and tracks.

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


Industry Overview

   General

     Railroads are divided into three classes based on operating revenues: Class I, $266.7 million or more; Class II, $21.3 million to $266.6 million; and Class III, less than $21.3 million. As a result of mergers and consolidations, there are now only seven Class I railroads in the country. These large systems handle 92% of the nation's rail freight business.

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

     One result of the revitalization of the industry has been the growth of regional (over 350 miles) and short-line railroads, which has been fueled by a trend among Class I railroads to divest certain branch lines in order to focus on their long-haul core systems. There are now more than 550 of these regional and short-line railroads. They operate in all 50 states, account for more than 30% of all rail track, employ 12% of all rail workers and generate about 8% of all rail revenue.

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

   Quonset/Davisville

     The State of Rhode Island has proposed the redevelopment of a 1,000 acre portion of the former Naval facility at Quonset/Davisville to a more active port and industrial park. This facility already houses a number of rail oriented industries and an auto port. Construction of a freight rail improvement project to provide additional track capacity and double stack clearance on the Northeast Corridor between Quonset/Davisville and the connection of the Corridor to the Company's main line at Central Falls, R.I commenced in 2002 at a cost in excess of $120 million.


   Massachusetts Highway Improvement Program

     Work has begun on a significant expansion of the Company's bulk transload and intermodal yards in Worcester in conjunction with the Massachusetts Highway Department's $250 million project creating a direct Worcester connection to the Massachusetts Turnpike. This project will result in a near doubling of the Company's transload facilities when completed.


   Port of New Haven

     The State of Connecticut has completed rebuilding the Tomlinson Bridge in New Haven, which provides rail access to the Port of New Haven. In conjunction with this project, the Company is working with the City of New Haven and area users of the rail systems to fund a design for the restoration of local street rail service directly to port properties. Completion of this project will provide the Company with improved access to customers at the Port of New Haven.


   Middletown/Hartford Line

     In cooperation with the state of Connecticut, the Company has been engaged in the restoration of the rail line extending from Middletown to Hartford, Connecticut. In April 2000, the state of Connecticut appropriated $1.85 million to fund their portion of the project (approx 70%). The restoration of this 11 mile segment is now complete and ready for service. With a planned industrial park along this line and a new connection to other carriers in Hartford, the Company believes restoration of this line presents opportunities for future revenue growth.


   New London Interchange

     Through its New London interchange with the New England Central Railroad P&W has been able to develop significant new business with the Canadian National Railway ("CN") and the Canadian Pacific Railway. P&W has worked aggressively to leverage its extensive bulk transload facilities in developing additional chemical and plastics traffic with CN and has developed a significant volume of steel traffic with CN that had previously moved via truck.


 Port of Providence

     The Port of Providence, in conjunction with the Company, has made investments in its infrastructure, including paving, lighting and "on dock" rail, to accommodate growth in the movement of imported coal to inland markets and to handle that product more efficiently. This is expected to be a growing source of revenue for the Company over the next few years. More than 250,000 tons of coal have been handled through the Port of Providence to date.

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


   Customers

     The Company serves approximately 160 customers in Massachusetts, Rhode Island, Connecticut and New York. The Company's 10 largest customers account for nearly half of its operating revenues. In 2002, Tilcon Connecticut, Inc., which ships construction aggregate from three separate quarries on P&W's system to asphalt production plants in Connecticut and New York, accounted for approximately 15.4% of the Company's operating revenues. No other customer accounted for 10% or more of its total operating revenues in 2002.


   Markets

     The Company transports a wide variety of commodities for its customers. In 2002, chemicals and plastics and construction aggregate were the two largest commodity groups transported by the Company, constituting 35% and 20%, respectively, of conventional carload freight revenues. The following table summarizes the Company's conventional carload freight revenues by commodity group as a percentage of such revenues:

Commodity                              2002     2001     2000     1999     1998
---------                              ----     ----     ----     ----     ----
Chemicals and Plastics ............      35%      34%      38%      41%      41%
Construction Aggregate ............      20       19       17       17       17
Forest and Paper Products .........      13       16       16       14       14
Food and Agricultural .............      12       13       13       14       15
Metal products and other ..........      12       12       10        8       75
Scrap Metal and Waste .............       8        6        6        6        6
                                        ---      ---      ---      ---      ---
   Total ..........................     100%     100%     100%     100%     100%
                                        ===      ===      ===      ===      ===


   Sales and Marketing

     P&W's sales and marketing staff of four people has 50 years of combined experience in pricing and marketing railroad services. The sales and marketing staff focuses on understanding and addressing the raw material requirements and transportation needs of its existing customers and businesses on its lines. The staff grows existing business by maintaining close working relationships with both customers and connecting carriers. The sales and marketing staff strives to generate new business for the Company through (i) targeting companies already on P&W's rail lines but not currently using rail services, (ii) working with state and local development officials, developers and real estate brokers to encourage the development of industry on the Company's rail lines and (iii) identifying and targeting the non-rail transportation of goods into and out of the region in which the Company operates. Unlike many other regional and short-line railroads, the Company is able to offer its customers creative pricing and routing alternatives because of its multiple connections to other carriers.


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


   Employees

     As of January 1, 2003, the Company had 153 full-time employees, 117 of which were represented by three national railroad labor organizations. The Company's employees have been represented by unions since the Company commenced independent operations in 1973.

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


   Rolling Stock

     The following schedule sets forth the rolling stock owned by the Company as of December 31, 2002:

     Description                                                    Number
     -----------                                                    ------
     Locomotive ..................................................      32
     Gondola .....................................................      77
     Flat Car ....................................................       5
     Ballast Car .................................................      30
     Passenger Equipment .........................................       7
     Caboose .....................................................       2
                                                                    ------
          Total ..................................................     153
                                                                    ======

     The 32 diesel electric locomotives, which include seven used 3,900 horsepower GE B39-8 locomotives acquired in 2002, are used on a daily basis, are maintained to a high standard, comply with all FRA and Association of American Railroads rules and regulations and are adequate for the needs of the Company's freight operations. The gondolas and flat cars are considered modern rail cars and are used by certain P&W customers. Other rail freight customers use their own freight cars or obtain such equipment from other sources. The ballast cars are used in track maintenance. From time to time, the Company has leased ballast cars to other adjoining railroads. The passenger equipment and caboose are not utilized in P&W's rail freight operations but are used on an occasional basis for Company functions, excursions and charter trips.


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


Item 3. Legal Proceedings
-------------------------

     On January 29, 2002, the Company received a "Notice of Potential Liability" from the United States Environmental Protection Agency ("EPA") regarding an existing Superfund Site that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these "Notice" letters to potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Superfund Site. Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762,000) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study ("RI/FS") phase of the clean-up at the Site, which will take approximately two or more years to complete. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice Letters (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA.

     In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L, on December 18, 2002. The Company is one of about sixty parties named thus far by Plaintiffs, who seek to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs allege that the Company is liable under 42 U.S.C. section 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company has entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. The Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site. The Company will contest this suit.



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


                                       Common Stock
                                       ------------
                                      Trading Prices         Dividends Paid
                                      --------------         --------------
                                  High            Low     Preferred      Common
                                  ----            ---     ---------      ------
2002
     First Quarter........         8.36           6.87      $  5.00      $ .04
     Second Quarter.......        11.99           7.85          -0-        .04
     Third Quarter........         8.30           6.86          -0-        .04
     Fourth Quarter.......         8.44           6.05          -0-        .04


2001
     First Quarter........         9              6.875     $  5.00      $ .04
     Second Quarter.......        10.12           7.35          -0-        .04
     Third Quarter........         8.52           6.57          -0-        .04
     Fourth Quarter.......         7.30           6.24          -0-        .04




As of March 1, 2003, there were approximately 695 holders of record of the Company's Common Stock.

The declaration of cash dividends on both the Preferred and the Common Stock is made at the discretion of the Board of Directors based on the Company's earnings, financial condition, capital requirements and other relevant factors and restrictions.

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



                                             Years Ended December 31,
                                   2002      2001      2000      1999      1998
                                 -------   -------   -------   -------   -------
                                     (in thousands, except per share amounts)
Income Statement Data:
 Operating revenues ..........   $22,868   $22,598   $23,470   $22,152   $22,974
 Other income ................       877     1,003     2,049     3,974     4,156
                                 -------   -------   -------   -------   -------
 Total Revenues ..............    23,745    23,601    25,519    26,126    27,130
                                 -------   -------   -------   -------   -------
 Operating expenses ..........    23,698    22,245    22,301    21,410    20,272
 Interest expense ............        --        --        --        --       495
                                 -------   -------   -------   -------   -------
 Total expenses ..............    23,698    22,245    22,301    21,410    20,767
                                 -------   -------   -------   -------   -------
 Income before income taxes
  and extraordinary item .....        47     1,356     3,218     4,716     6,363
 Provision for income taxes ..        25       505     1,200     1,690     2,360
                                 -------   -------   -------   -------   -------
 Income before extraordinary
  item .......................        22       851     2,018     3,026     4,003
 Extraordinary loss from
  early extinguishment of
  debt, net of income tax
  benefit ....................        --        --        --        --       219
                                 -------   -------   -------   -------   -------
 Net income ..................        22       851     2,018     3,026     3,784
 Preferred Stock dividend ....         3         3         3         3         3
                                 -------   -------   -------   -------   -------

 Net income available to
  common shareholders ........   $    19   $   848   $ 2,015   $ 3,023   $ 3,781
                                 =======   =======   =======   =======   =======

 Basic income per common
  share (a) ..................   $    --   $   .19   $   .47   $   .71   $  1.13
                                 =======   =======   =======   =======   =======

 Diluted income per common
  share (a) ..................   $    --   $   .19   $   .46   $   .70   $  1.10
                                 =======   =======   =======   =======   =======

 Weighted average
  shares-basic ...............     4,429     4,390     4,323     4,260     3,352
                                 =======   =======   =======   =======   =======

 Weighted average
  shares-diluted .............     4,497     4,458     4,390     4,334     3,433
                                 =======   =======   =======   =======   =======

 Cash dividends declared on
  Common Stock ...............   $   710   $   702   $   693   $   640   $   402
                                 =======   =======   =======   =======   =======

                                                   December 31,
                                   2002      2001      2000      1999      1998
                                 -------   -------   -------   -------   -------
                                                 (in thousands)
Balance Sheet Data:
Total assets .................   $90,500   $89,161   $89,073   $86,371   $84,594
Shareholders' equity .........    68,641    69,073    68,483    66,683    63,709


(a)  The income per share  amounts for 1998 are stated net of a loss of $.06 per
     share  attributable  to  the  extraordinary   item.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------  ----------------------------------------------------------
     of Operations
     -------------

The following discussion should be read in connection with the Company's audited financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MDA") which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward- looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions, however, that actual results could differ materially from those indicated in MDA.


Critical Accounting Policies

The Securities and Exchange Commission ("SEC") recently issued guidance for the disclosure of "critical accounting policies". The SEC defines such policies as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company's significant accounting policies are described in Note 1 of the Notes to Financial Statements. None of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates, and therefore none meet the SEC definition of "critical".


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

One of the Company's customers, Tilcon Connecticut, Inc., which ships construction aggregate from three separate quarries on the Company's system to asphalt production plants in Connecticut and New York, accounted for approximately 15.4%, 14.4% and 12.4% of its operating revenues in 2002, 2001, and 2000, respectively. The Company does not believe that this customer will cease to be a rail shipper or will significantly decrease its freight volume in the foreseeable future. In the event that this customer should cease or significantly reduce its rail freight operations, management believes that the Company could restructure its operations to reduce operating costs by an amount sufficient to substantially offset the decrease in operating revenues.

Results of Operations

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2002            2001              2000
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Freight Revenues:
 Conventional carloads .......  $19,119   83.6% $18,427   81.6%  $18,747   79.9%
 Containers ..................    2,406   10.5    2,826   12.5     2,995   12.8
Non-Freight Operating Revenues:
 Transportation services .....     806    3.5       888    3.9     1,041    4.4
 Other .......................     537    2.4       457    2.0       687    2.9
                               -------  -----   -------  -----   -------  -----
     Total.................... $22,868  100.0%  $22,598  100.0%  $23,470  100.0%
                               =======  =====   =======  =====   =======  =====

The following table sets forth conventional carload freight revenues by commodity group in dollars and as a percentage of such revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2002            2001              2000
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Chemicals and plastics .......    $ 6,783   35.5% $ 6,263  34.0% $ 7,053   37.6%
Construction aggregate .......      3,759   19.7    3,509  19.0    3,150   16.8
Forest and paper products ....      2,434   12.7    2,847  15.5    2,940   15.7
Food and agricultural products      2,400   12.5    2,453  13.3    2,495   13.3
Metal products and other .....      2,235   11.7    2,152  11.7    1,924   10.3
Scrap metal and waste ........      1,508    7.9    1,203   6.5    1,185    6.3
                                  -------  -----  ------- -----  -------  -----
  Total ......................    $19,119  100.0% $18,427 100.0% $18,747  100.0%
                                  =======  =====  ======= =====  =======  =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2002            2001              2000
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Salaries, wages, payroll taxes
 and employee benefits .......    $13,402   58.6% $13,372  59.2% $12,688   54.1%
Casualties and insurance .....      1,049    4.6      709   3.1      795    3.4
Depreciation and amortization       2,734   12.0    2,728  12.1    2,681   11.4
Diesel fuel ..................      1,051    4.6    1,074   4.8    1,280    5.5
Car hire, net ................        874    3.8      983   4.3      952    4.0
Purchased services, including
 legal and professional fees .      1,550    6.8    2,159   9.6    2,385   10.2
Repairs and maintenance of
 equipment ...................        875    3.8      803   3.5      971    4.1
Track and signal materials ...      2,242    9.8    2,381  10.5    2,245    9.6
Track usage fees .............      1,715    7.5      330   1.5      331    1.4
Other materials and supplies .        842    3.7      910   4.0      918    3.9
Other ........................      1,449    6.3    1,549   6.8    1,627    6.9
                                  -------  -----  ------- -----  -------  -----
 Total .......................     27,783  121.5   26,998 119.4   26,873  114.5
 Less capitalized and
  recovered costs ............      4,085   17.9    4,753  21.0    4,572   19.5
                                  -------  -----  ------- -----  -------  -----
  Total ......................    $23,698  103.6% $22,245  98.4% $22,301   95.0%
                                  =======  =====  ======= =====  =======  =====


Year ended December 31, 2002 Compared to Year Ended December 31, 2001

Amtrak Arbitration

The Company has been party to an arbitration proceeding with the National Railroad Passenger Corporation ("Amtrak") concerning Amtrak's claim for rate increases with respect to the Company's freight operations over a portion of Amtrak's Northeast Corridor in the States of Rhode Island and Connecticut. The arbitrator issued a decision in June 2002 in which he ordered the Company to pay Amtrak additional track usage fees and siding maintenance costs retroactive to July 9, 1999. The statement of income for 2002 includes $935,000 of track usage fees and $165,000 of siding maintenance costs which relate to years prior to 2002. The additional costs related to 2002 operations, resulting from the arbitrator's decision, are track usage fees and siding maintenance costs of approximately $427,000 and $40,000, respectively. In past years it was the Company's practice to net its track usage fees against conventional freight revenues. Because of the increased significance of track usage fees upon the Company's operations and in order to conform to common industry practice the Company began reporting track usage fees as an operating expense during 2002. Operating revenues and expenses for prior years have been reclassified to conform to the presentation in 2002.

Operating Revenues

Operating revenues increased $270,000, or 1.2%, to $22.9 million in 2002 from $22.6 million in 2001. This increase was comprised of a $692,000 (3.8%) increase in conventional freight revenues partially offset by a $420,000 (14.9%) decrease in container freight revenues and a $2,000 (.1%) decrease in non-freight operating revenues.

The increase in conventional freight revenues results from a 6.0% increase in traffic volume, partially offset by a 2.1% decrease in the average revenue received per conventional carloading. The Company's conventional freight carloadings increased by 1,803 to 31,938 in 2002 from 30,135 in 2001. The increase in conventional traffic results from new customers as well as increases from certain existing customers. The decrease in the average revenue received per conventional carloading is attributable to a shift in traffic mix toward lower rated commodities, such as construction and demolition debris and construction aggregates.

The decrease in container freight revenues is primarily due to a decrease in traffic volume. Total intermodal containers handled decreased by 9,305 to 59,391 containers in 2002 from 68,696 containers in 2001. This decrease is the result of the loss of a customer during the third quarter of 2001 and to the continuing weakness in economic conditions.

Operating Expenses

Operating expenses increased $1.5 million, or 6.5%, to $23.7 million in 2002 from $22.2 million in 2001. Operating expenses as a percentage of operating revenues ("operating ratio") increased to 103.6% in 2002 from 98.4% in 2001. This increase is entirely attributable to the impact of the Amtrak arbitration decision as previously discussed.

Other Income

Other income decreased to $877,000 in 2002 from $1.0 million in 2001. This decrease is primarily the result of a reduction in interest income due to lower investable cash balances and rates of return.

Year ended December 31, 2001 Compared to Year Ended December 31, 2000

Operating Revenues

Operating revenues decreased $872,000, or 3.7%, to $22.6 million in 2001 from $23.5 million in 2000. This decrease was comprised of a $320,000 (1.7%) decrease in conventional freight revenues, a $169,000 (5.6%) decrease in container freight revenues and a $383,000 (22.2%) decrease in non-freight operating revenues.

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

The decrease in container freight revenues is primarily due to a decrease in container traffic volume. Total intermodal containers handled decreased by 3,043 or 4.2% to 68,696 in 2001 from 71,739 in 2000. This decrease is attributable to weakened economic conditions as well as the loss of a customer.

The decrease in non-freight operating revenue is the result of decreased demurrage charges and maintenance department billings. Revenues of this nature typically vary from year to year depending upon the needs of customers and other outside parties.

Operating Expenses

Operating expenses decreased $56,000, or .3%, to $22.2 million in 2001 from $22.3 million in 2000. The operating ratio increased to 98.4% in 2001 from 95.0% in 2000. Increases in certain operating expense categories were offset by decreases in others. The expense category with the greatest change was salaries, wages, payroll taxes and employee benefits, which increased by $684,000 during 2001. An increase in employee health and welfare costs of $418,000 accounts for the majority of this increase.

Other Income

Other income decreased to $1.0 million in 2001 from $2.0 million in 2000. This decrease is primarily attributable to a reduction in gains from the sale, condemnation and disposal of property, equipment and easements.

Liquidity and Capital Resources

The Company generated $4.3 million, $3.0 million and $3.9 million of cash from operations in 2002, 2001 and 2000, respectively. The Company's total cash and cash equivalents decreased by $916,000 in 2002 and $1.8 million in 2001 and increased by $933,000 in 2000. The principal utilization of cash during the three year period was for expenditures for property and equipment acquisitions and payment of dividends.

During 2002,  2001 and 2000 the Company  generated  $444,000,  $498,000 and $1.3 million, respectively, from the sales and disposals of properties not considered essential for railroad operations and from the granting of easements and licenses. Included in these amounts are $1.1 million in 2000 generated from the sale of permanent easements. The Company holds various properties which could be made available for sale, lease or grants of easements and licenses. Revenues from sales of properties, easements and licenses can vary significantly from year to year.

In June 2001, the Company's principal bank renewed the Company's revolving line of credit for a two year period through June 1, 2003 and increased the borrowing limit to $3.0 million. Borrowings under this line are unsecured and bear interest at either the prime rate or one and one half per cent over either the one or three month London Interbank Offered Rates. The Company does not pay any commitment fee on this line. The Company had no advances against this line of credit during 2002 and 2001.

Substantially all of the mainline track owned by the Company meets FRA Class 3 standards (permitting freight train speeds of 40 miles per hour), and the Company intends to continue to maintain this track at this level. The Company expended $3.1 million, $3.4 million and $3.0 million for track structure and bridge improvements in 2002, 2001 and 2000, respectively. Deferred grant income of $305,000 in 2002, $204,000 in 2001 and $679,000 in 2000 financed a portion of these improvements. Management estimates that approximately $3.0 million of improvements to the Company's track structure and bridges will be made in 2003, provided that sufficient funds, including grant proceeds, are available. Improvements to the Company's track structure are made, for the most part, by the Company's Maintenance of Way Department personnel.

During 2002 the Company acquired seven used 3,900 horsepower GE B39-8 locomotives for $1.3 million in cash and seven older 2,250 horsepower GE U-23B locomotives which it owned. The Company intends to acquire two additional used GE B39-8 locomotives in 2003 for approximately $320,000 and one additional GE U-23B locomotive.

In 2002, the Company paid dividends in the amount of $5.00 per share, aggregating $3,000, on its outstanding noncumulative Preferred Stock and $0.16 per share, aggregating $710,000, on its outstanding Common Stock. Continued payment of such dividends is contingent upon the Company's continuing to have the necessary financial resources available.

The Company believes that expected cash flows from operating activities will be sufficient to fund its capital requirements for at least the next 12 months. To the extent that the Company is successful in consummating acquisitions or implementing its expansion plans, it may be necessary to finance such acquisitions or expansion plans through the issuance of additional equity securities, incurrence of indebtedness or both.

On January 29, 2002, the Company received a "Notice of Potential Liability" from the United States Environmental Protection Agency ("EPA") regarding an existing Superfund Site that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these "Notice" letters to potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Superfund Site. Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762,000) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study ("RI/FS") phase of the clean-up at the Site, which will take approximately two or more years to complete. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice Letters (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA.

In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L, on December 18, 2002. The Company is one of about sixty parties named thus far by Plaintiffs, who seek to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs allege that the Company is liable under 42 U.S.C. section 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company has entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. The Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site. The Company will contest this suit.

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

The City of East Providence has been working to create a large waterfront redevelopment area with a proposed zoning overlay (which has not yet been unveiled) that would encourage development of restaurants, shops, marinas, condominiums and "clean" employment. The Company has been cooperating with the City of East Providence in these efforts. In addition, the City is moving forward with the plan, described above, that will provide a direct connection from I-195 to the South Quay.

In 2001, the Company completed overhead clearances between Worcester and the South Quay, which enables operation of double stack trains (having a height of nineteen feet, two inches) and multi-level automobile cars.

Selected Quarterly Financial Data

Historically the Company has experienced lower operating revenues in the first quarter of the year. The following table sets forth selected financial data for each quarter of 2002 and 2001. The information for each of these quarters is unaudited but includes all normal recurring adjustments that the Company considers necessary for a fair presentation. These results, however, are not necessarily indicative of results for any future period.


                                               Year Ended December 31, 2002
                                          -------------------------------------
                                           First    Second     Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                          -------   -------   -------   -------
                                        (in thousands, except per share amounts)
Operating Revenues .............          $ 4,956   $ 6,284   $ 6,313   $ 5,315
Income (Loss) from Operations ..             (809)     (653)      681       (49)
Net Income (Loss) ..............             (313)     (318)      543       110

Basic Income (Loss) Per Common
 Share .........................          $  (.07)  $  (.07)  $   .12   $   .02

Diluted Income (Loss) Per Common
 Share .........................          $  (.07)  $  (.07)  $   .12   $   .02

                                               Year Ended December 31, 2001
                                          -------------------------------------
                                           First    Second     Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                          -------   -------   -------   -------
                                        (in thousands, except per share amounts)
Operating Revenues .............          $ 5,074   $ 5,830   $ 6,071   $ 5,623
Income (Loss) from Operations ..             (484)      263       526        48
Net Income (Loss) ..............             (191)      301       448       293

Basic Income (Loss) Per Common
 Share .........................          $  (.04)  $   .07   $   .10   $   .06

Diluted Income (Loss) Per Common
 Share .........................          $  (.04)  $   .07   $   .10   $   .06


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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated costs. Under this statement, an entity must recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred or in a period in which a reasonable estimate of fair value may be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect any material financial statement impact as a result of the adoption of this statement.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets or for Long-Lived Assets to be Disposed Of," in its entirety, and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," only for segments to be disposed of. The provisions of this statement were adopted January 1, 2002 and there was no effect on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for financial statements issued on or after May 15, 2002. The Company does not expect any material financial statement impact as a result of the adoption of this statement.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for

Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect any material financial statement impact as a result of the adoption of this statement.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not currently intend to adopt the fair value based method of measuring compensation associated with stock awards and grants. As a consequence of continuing to utilize the intrinsic value method of measuring such compensation, the Company will be required in 2003 to provide additional disclosures in its quarterly financial statements which will reflect the impact on net income and earnings per share on a pro forma basis as if it had applied the fair value method to stock-based employee compensation.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

Cash and Cash Equivalents

As of December 31, 2002, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at December 31, 2002. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows would not be material.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                          INDEX TO FINANCIAL STATEMENTS



                                                         Page
                                                         ----
Independent Auditors' Report.........................   II-12

Balance Sheets as of December 31, 2002 and 2001......   II-13

Statements of Income for the Years Ended December 31,
 2002, 2001 and 2000.................................   II-14

Statements of Shareholders' Equity for the Years Ended
 December 31, 2002, 2001 and 2000....................   II-15

Statements of Cash Flows for the Years Ended
 December 31, 2002, 2001 and 2000....................   II-16

Notes to Financial Statements........................   II-17

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
 Shareholders of Providence and
 Worcester Railroad Company
Worcester, Massachusetts


We have audited the accompanying balance sheets of Providence and Worcester Railroad Company as of December 31, 2002 and 2001, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 7, 2003

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)

                                                                December 31,
                                                               2002        2001
                                                             -------     -------
ASSETS
Current Assets:
 Cash and equivalents ..................................     $ 2,888     $ 3,804
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2002 and 2001 ...........       3,304       3,809
 Materials and supplies ................................       1,634       1,434
 Prepaid expenses and other ............................         536         493
 Deferred income taxes .................................         126          73
                                                             -------     -------
  Total Current Assets .................................       8,488       9,613

Property and Equipment, net ............................      70,057      67,647
Land Held for Development ..............................      11,955      11,901
                                                             -------     -------
Total Assets ...........................................     $90,500     $89,161
                                                             =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ......................................     $ 3,017     $ 1,745
 Accrued expenses ......................................         964         781
                                                             -------     -------
  Total Current Liabilities ............................       3,981       2,526
                                                             -------     -------
Profit-Sharing Plan Contribution .......................          --         151

                                                             -------     -------
Deferred Grant Income ..................................       7,980       7,891
                                                             -------     -------
Deferred Income Taxes ..................................       9,898       9,520
                                                             -------     -------

Commitments and Contingencies (Note 8)

Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding 645
  shares in 2002 and 2001 ..............................          32          32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,443,380 shares in 2002 and 4,411,238  shares
  in 2001 ..............................................       2,222       2,206
 Additional paid-in capital ............................      29,619      29,376
 Retained earnings .....................................      36,768      37,459
                                                             -------     -------
  Total Shareholders' Equity ...........................      68,641      69,073
                                                             -------     -------
Total Liabilities and Shareholders' Equity .............     $90,500     $89,161
                                                             =======     =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)

                                                      Years Ended December 31,
                                                    2002       2001       2000
                                                 --------   --------   --------
Revenues:
 Operating Revenues - Freight and Non-
  Freight ....................................    $22,868    $22,598    $23,470
 Other Income ................................        877      1,003      2,049
                                                 --------   --------   --------
   Total Revenues ............................     23,745     23,601     25,519
                                                 --------   --------   --------

Expenses:
 Operating:
  Maintenance of way and structures ..........      3,279      3,124      3,324
  Maintenance of equipment ...................      2,166      2,004      2,175
  Transportation .............................      6,532      6,326      6,376
  General and administrative .................      3,925      4,036      3,541
  Depreciation ...............................      2,734      2,681      2,587
  Taxes, other than income taxes .............      2,253      2,391      2,441
  Car hire, net ..............................        874        983        952
  Employee retirement plans ..................        220        370        574
  Track usage fees ...........................      1,715        330        331
                                                 --------   --------   --------
   Total Operating Expenses ..................     23,698     22,245     22,301
                                                 --------   --------   --------

Income before Income Taxes ...................         47      1,356      3,218

Provision for Income Taxes ...................         25        505      1,200
                                                 --------   --------   --------

Net Income ...................................         22        851      2,018

Preferred Stock Dividends ....................          3          3          3
                                                 --------   --------   --------

Net Income Available to Common Shareholders ..   $    19     $   848    $ 2,015
                                                 =======     =======    =======

Basic Income Per Common Share ................   $    --     $   .19    $   .47
                                                 =======     =======    =======

Diluted Income Per Common Share ..............   $    --     $   .19    $   .46
                                                 =======     =======    =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in Thousands Except Per Share Amounts)

                                  Years Ended December 31, 2002, 2001 and 2000
                                  ---------------------------------------------
                                                                         Total
                                                   Additional            Share-
                              Preferred  Common     Paid-in   Retained  holders'
                                 Stock    Stock     Capital   Earnings   Equity
                                -------  -------   -------    -------   -------
Balance, January 1, 2000 ....   $    32  $ 2,141   $28,519    $35,991   $66,683

Issuance of 56,418 common
 shares to fund the Company's
 1999 profit sharing plan
 contribution ...............                 28       363                  391
Issuance of 14,117 common
 shares for stock options
 exercised, employee stock
 purchases, conversion of 2
 preferred shares and other .                  7        80                   87
Dividends paid:
 Preferred stock, $5.00 per
  share .....................                                      (3)       (3)
 Common stock, $.16 per share                                    (693)     (693)
Net income for the year .....                                   2,018     2,018
                                -------  -------   -------    -------   -------
Balance, December 31, 2000 ..        32    2,176    28,962     37,313    68,483

Issuance of 45,140 common
 shares to fund the Company's
 2000 profit sharing plan
 contribution ...............                 23       334        357
Issuance of 14,283 common
 shares for stock options
 exercised, employee stock
 purchases, and other .......                  7        80         87
Dividends paid:
 Preferred stock, $5.00 per
  share .....................                                      (3)       (3)
 Common stock, $.16 per share                                    (702)     (702)
Net income for the year .....                                     851       851
                                -------  -------   -------    -------   -------
Balance, December 31, 2001 ..        32    2,206    29,376     37,459    69,073

Issuance of 16,205 common
 shares to fund the Company's
 2001 profit sharing plan
 contribution ...............                  8       143                  151
Issuance of 15,937 common
 shares for stock options
 exercised, employee stock
 purchases, and other .......                  8       100                  108
Dividends paid:
 Preferred stock, $5.00 per
  share .....................                                      (3)       (3)
 Common stock, $.16 per share                                    (710)     (710)
Net income for the year .....                                      22        22
                                -------  -------   -------    -------   -------
Balance, December 31, 2002 ..   $    32  $ 2,222   $29,619    $36,768   $68,641
                                =======  =======   =======    =======   =======
    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                    Years Ended December 31,
                                                  2002        2001        2000
                                               --------    --------    --------
Cash Flows from Operating
 Activities:
 Net income ................................   $     22    $    851    $  2,018
 Adjustments to reconcile net income to net
  cash flows from operating activities:
   Depreciation and amortization ...........      2,734       2,728       2,681
   Amortization of deferred grant income ...       (216)       (211)       (201)
   Profit-sharing plan contribution to be
     funded with common stock ..............         --         151         348
   Gains from sale, condemnation and
     disposal of property, equipment and
     easements, net ........................       (337)       (359)     (1,244)
   Deferred income taxes ...................        325         405         230
   Other, net ..............................         38          69          55
   Increase (decrease) in cash and
     equivalents from:
     Accounts receivable ...................        506        (642)        (73)
     Materials and supplies ................       (200)        298         375
     Prepaid expenses and other ............        (43)        219        (531)
     Accounts payable and accrued expenses .      1,511        (489)        208
                                               --------    --------    --------
 Net cash flows from operating activities ..      4,340       3,020       3,866
                                               --------    --------    --------
Cash Flows from Investing Activities:
 Purchase of property and equipment ........     (5,378)     (5,019)     (4,255)
 Proceeds from sale and condemnation of
  property, equipment and easements ........        444         498       1,288
 Proceeds from deferred grant income .......        289         368         647
                                               --------    --------    --------
 Net cash flows used in investing activities     (4,645)     (4,153)     (2,320)
                                               --------    --------    --------
Cash Flows from Financing Activities:
 Dividends paid ............................       (713)       (705)       (696)
 Issuance of common shares for stock options
  exercised and employee stock purchases ...        102          83          83
                                               --------    --------    --------
 Net cash flows used in financing activities       (611)       (622)       (613)
                                               --------    --------    --------
Increase (Decrease) in Cash and Equivalents        (916)        933
Cash and Equivalents, Beginning of Year ....      3,804       5,559       4,626
                                               --------    --------    --------
Cash and Equivalents, End of Year ..........   $  2,888    $  3,804    $  5,559
                                               ========    ========    ========

Supplemental Disclosures:
 Cash paid during year for income taxes ....   $     --    $     11    $  1,464
                                               ========    ========    ========

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in Thousands Except Per Share Amounts)

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

     One customer accounted for 15.4%, 14.4% and 12.4% of the Company's operating revenues in 2002, 2001 and 2000, respectively.

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

               Track structure                    20 to 67 years
               Buildings and other structures     33 to 45 years
               Equipment                           4 to 25 years

     The Company continually evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of the assets in measuring whether the carrying amounts of the assets are recoverable.

     Deferred Grant Income
     ---------------------

     The Company has availed itself of various federal and state programs administered by the states of Connecticut, Massachusetts and Rhode Island for reimbursement of expenditures for capital improvements. In order to receive reimbursement, the Company must submit requests for the projects, including cost estimates. The Company receives from 70% to 100% of the costs of such projects, which have included bridges, track structure and public improvements. To the extent that such grant proceeds are used for capital improvements to bridges and track structure, they are recorded as deferred grant income and amortized into operating revenues on a straight-line basis over the estimated useful lives of the related improvements ($216 in 2002, $211 in 2001 and $201 in 2000).

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

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:


                                                     Years Ended December 31,
                                                   2002        2001        2000
                                               ---------   ---------   ---------
     Weighted average shares for basic ......  4,428,522   4,389,916   4,323,237
     Dilutive effect of convertible preferred
      stock, options and warrants ...........     68,692      67,919      67,028
                                               ---------   ---------   ---------
     Weighted average shares for diluted ....  4,497,214   4,457,835   4,390,265
                                               =========   =========   =========

     Options and warrants to purchase 188,103, 195,503 and 204,563 shares of common stock were outstanding during 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per common share because their effect would be antidilutive.

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

     Stock Based Compensation
     ------------------------

     The Company accounts for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had the Company used the fair value method to value compensation, as set forth in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been reported as follows:

                                                      Years Ended December 31,
                                                   2002        2001       2000
                                                 -------     -------    -------
     Net income (loss) available to
      common shareholders:
      As reported ..........................     $    19     $   848    $ 2,015
      Less impact of stock option expense...          30          32         30
                                                 -------     -------    -------
      Pro forma ............................     $   (11)    $   816    $ 1,985
                                                 =======     =======    =======
     Basic income (loss) per share:
      As reported ..........................     $    --     $   .19    $   .47
      Less impact of stock option expense...          --          --        .01
                                                 -------     -------    -------
      Pro forma ............................     $    --     $   .19    $   .46
                                                 =======     =======    =======
     Diluted income (loss) per share:
      As reported ..........................     $    --     $   .19    $   .46
      Less impact of stock option expense...          --         .01        .01
                                                 -------     -------    -------
      Pro forma ............................     $    --     $   .18    $   .45
                                                 =======     =======    =======

     The fair value of options on their grant date is measured using the Black/Scholes option pricing model. The estimated weighted average fair value of options granted during 2002, 2001 and 2000 were $4.35, $3.62 and $4.20 per option, respectively. Key assumptions used to apply this pricing model are as follows:

                                            2002      2001      2000
                                          ---------  ---------  ---------
     Average risk-free interest rate         4.97%     4.97%     6.30%
     Expected life of option grants           7.0 years 7.0 years 7.0 years
     Expected volatility of underlying stock  76%       58%       55%
     Expected dividend payment rate, as
      a percentage of the share price
      on the date of grant                   2.37%     2.25%     2.00%

     The option pricing model used was designed to value readily tradable stock options with relatively short lives and no vesting restrictions. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because the options granted to employees are not tradable and have contractual lives of ten years and changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the models do not necessarily provide a reliable measure of fair value of the options issued under the Company's stock plan.

     Comprehensive Income
     --------------------

     Comprehensive Income equals net income for 2002, 2001 and 2000.

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

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated costs. Under this statement, an entity must recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred or in a period in which a reasonable estimate of fair value may be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect any material financial statement impact as a result of the adoption of this statement.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets or for Long-Lived Assets to be Disposed Of," in its entirety, and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," only for segments to be disposed of. The provisions of this statement were adopted January 1, 2002 and there was no effect on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for financial statements issued on or after May 15, 2002. The Company does not expect any material financial statement impact as a result of the adoption of this statement.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect any material financial statement impact as a result of the adoption of this statement.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not currently intend to adopt the fair value based method of measuring compensation associated with stock awards and grants. As a consequence of continuing to utilize the intrinsic value method of measuring such compensation, the Company will be required in 2003 to provide additional disclosures in its quarterly financial statements which will reflect the impact on net income and earnings per share on a pro forma basis as if it had applied the fair value method to stock-based employee compensation.

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to be consistent with current year presentation.

2.   Property and Equipment

     Property and equipment consists of the following:
                                                              December 31,
                                                           2002           2001
                                                         -------        -------
     Land and improvements ....................          $10,414        $10,303
     Track structure ..........................           62,473         59,499
     Buildings and other structures ...........            7,888          7,686
     Equipment ................................           24,962         23,949
                                                         -------        -------
                                                         105,737        101,437
     Less accumulated depreciation ............           35,680         33,790
                                                         -------        -------
     Total property and equipment, net ........          $70,057        $67,647
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

     The City of East Providence has been working to create a large waterfront redevelopment area with a proposed zoning overlay (which has not yet been unveiled) that would encourage development of restaurants, shops, marinas, condominiums and "clean" employment. The Company has been cooperating with the City of East Providence in these efforts. In addition, the City is moving forward with the plan, described above, that will provide a direct connection from I-195 to the South Quay.

     In 2001, the Company completed overhead clearances between Worcester and the South Quay, which enables operation of double stack trains (having a height of nineteen feet, two inches) and multi-level automobile cars.

4.   Revolving Line of Credit

     The Company has a revolving line of credit with its principal bank in the amount of $3,000 expiring June 1, 2003. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company pays no commitment fee on this line. There were no loans outstanding under the line at any time during 2002 or 2001.

5.   Other Income

     Other income consists of the following:         Years Ended December 31,
                                                   2002        2001        2000
                                                  ------      ------      ------
     Gains from sale, condemnation and
      disposal of property, equipment and
      easements, net ...........................  $  337      $  359      $1,244
     Rentals and license fees under
      various operating leases .................     490         448         489
     Interest ..................................      50         196         316
                                                  ------      ------      ------
                                                  $  877      $1,003      $2,049
                                                  ======      ======      ======

     Gains from sale, condemnation and disposal of property, equipment and easements for 2000 includes $1,132 received from the sale of permanent easements.

6.   Amtrak Arbitration

     The Company has been party to an arbitration proceeding with the National Railroad Passenger Corporation ("Amtrak") concerning Amtrak's claim for rate increases with respect to the Company's freight operations over a portion of Amtrak's Northeast Corridor in the states of Rhode Island and Connecticut. The arbitrator issued a decision in June 2002 in which he ordered the Company to pay Amtrak additional track usage fees and siding maintenance costs retroactive to July 9, 1999. The statement of income for 2002 includes $935 of track usage fees and $165 of siding maintenance costs which relate to years prior to 2002. The liability to Amtrak as of December 31, 2002, in the amount of $1,250, is included in accounts payable.

7.   Income Taxes

     The provision for income taxes consists of the following:

                                                     Years Ended December 31,
                                                   2002        2001        2000
                                                  ------      ------      ------
     Current:
      Federal ...........................         $ (300)     $   90      $  900
      State .............................             --          10          70
                                                  ------      ------      ------
                                                    (300)        100         970
     Deferred, Federal and State ........            325         405         230
                                                  ------      ------      ------
                                                  $   25      $  505      $1,200
                                                  ======      ======      ======

     The following summarizes the estimated tax effect of temporary differences that are included in the net deferred income tax provision:

                                                     Years Ended December 31,
                                                   2002        2001        2000
                                                  -----       -----       -----
     Depreciation ...........................     $ 382       $ 326       $ 207
     Deferred grant income ..................       (32)          2        (272)
     Gains from sale, condemnation and
      disposal of property and equipment ....       (15)        (20)        346
     Accrued casualty and other claims ......       (56)         56         (71)
     Other ..................................        46          41          20
                                                  -----       -----       -----
                                                  $ 325       $ 405       $ 230
                                                  =====       =====       =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income tax liability as of December 31, 2002 and 2001 are as follows:

                                                               December 31,
                                                            2002          2001
                                                          -------       -------
     Deferred income tax liabilities:
      Differences between book and tax basis of
       property and equipment .......................     $12,723       $12,356
                                                          -------       -------
      Other .........................................          13            18
                                                          -------       -------
                                                           12,736        12,374
                                                          -------       -------
     Deferred income tax assets:
      Rental income received in advance .............           7            17
      Deferred grant income .........................       2,833         2,801
      Accrued casualty and other claims .............          80            24
      Allowance for doubtful accounts and other .....          44            85
                                                          -------       -------
                                                            2,964         2,927
                                                          -------       -------

     Net deferred income tax liability ..............     $ 9,772       $ 9,447
                                                          =======       =======

     A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

                                                      Years Ended December 31,
                                                     2002       2001       2000
                                                     ----       ----       ----
     Federal statutory rate .......................    34%        34%        34%
     Depreciation of properties acquired from
      bankrupt railroads having a tax basis
      in excess of cost ...........................   (48)        (3)        (2)
     Non deductible expenses, etc .................    67          5          4
     State income tax, net of federal income
      tax benefit .................................    --          1          1
                                                     ----       ----       ----
     Effective tax rate ...........................    53%        37%        37%
                                                     ====       ====       ====

8.   Commitments and Contingencies

     The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

     On January 29, 2002, the Company received a "Notice of Potential Liability" from the United States Environmental Protection Agency ("EPA") regarding an existing Superfund Site that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these "Notice" letters to potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Superfund Site. Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study ("RI/FS") phase of the clean-up at the Site, which will take approximately two or more years to complete. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice Letters (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA.

     In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01- 496/L, on December 18, 2002. The Company is one of about sixty parties named thus far by Plaintiffs, who seek to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs allege that the Company is liable under 42 U.S.C. section 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company has entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. The Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site. The Company will contest this suit.

9.   Employee Benefit Plans

     Stock Option Plan
     -----------------

     The Company has a non-qualified stock option plan ("SOP") covering all management personnel having a minimum of one year of service with the Company and who are not holders of a majority of either its outstanding common stock or its outstanding preferred stock. In addition, the Company's outside directors are eligible to participate in the SOP. The SOP covers 50,000 common shares or 5% of the shares of common stock outstanding, whichever is greater (222,169 shares at December 31, 2002). Options granted under the SOP, which are fully vested when granted, are exercisable over a ten year period at the market price for the Company's common stock as of the date the options are granted.

     Changes in stock options outstanding are as follows:

                                                            Weighted Average
                                                            ----------------
                                             Number         Exercise   Fair
                                             of shares        Price    Value
                                             ------          ------   ------
     Outstanding at January 1, 2000 .....    37,569          $ 9.92

     Granted ............................     8,060            8.00    $4.20
     Exercised ..........................      (614)           5.37
     Expired ............................    (3,411)           8.90
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2000..................    41,604            9.70

     Granted ............................     8,130            7.13    $3.62
     Exercised ..........................    (1,220)           5.72
     Expired ............................    (1,763)           5.99
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2001..................    46,751            9.50

     Granted ............................     8,200            6.75   $4.35
     Exercised ..........................    (3,431)           7.17
     Expired ............................    (2,761)           6.88
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2002..................    48,759          $ 9.35
                                             ======          ======   ======

     The following table sets forth information regarding options at December 31, 2002:

                                                   Weighted Average
                     Range of       Number         ----------------
         Number      Exercise      Currently    Exercise   Remaining
        of Options    Prices      Exercisable     Price   Life (in years)
       ---------    ----------    ----------    ---------- -----------
          1,779    $3.25 - 4.88      1,779         $4.38        1
         33,877     5.50 - 8.25     33,877          7.30        7
          6,703     8.50 - 12.75     6,703         12.38        7
          6,400        18.38         6,400         18.38        6

     Defined Contribution Retirement Plans
     -------------------------------------

     The Company has a deferred profit-sharing plan ("Plan") which covers all of its employees who are members of its collective bargaining units. Contributions to the Plan are required in years in which the Company has income from "railroad operations" as defined in the Plan. Contributions are to be equal to at least 10% but not more than 15% of the greater of income before income taxes or income from railroad operations subject to a maximum contribution of $3.5 per eligible employee. Contributions to the Plan may be made in cash or in shares of the Company's common stock valued at the closing market price on the day contributed. Contributions accrued under this Plan amounted to $151 in 2001 and $357 in 2000. No contributions were accrued in 2002 since the Company had negative income from operations. The Company made its 2001 and 2000 contributions in newly issued shares of its common stock.

     The Company also has a Simplified Employee Pension Plan ("SEPP") which covers substantially all employees who are not members of one of its collective bargaining units. Contributions to the SEPP are discretionary and are determined annually as a percentage of each covered employee's compensation up to the maximum amount allowable by law. Contributions accrued under the SEPP amounted to $203 in 2002, $201 in 2001 and $208 in 2000 which, in each year, was less than the maximum amount allowable by law.

     Employee Stock Purchase Plan
     ----------------------------

     The Company has an Employee Stock Purchase Plan ("ESPP") under which eligible employees may purchase registered shares of common stock at 85% of the market price for such shares. An aggregate of 200,000 shares of common stock are authorized for issuance under the ESPP which was established in 1997. Any shares purchased under the ESPP are subject to a two year lock-up. ESPP purchases amounted to 11,831 shares in 2002, 12,413 shares in 2001 and 12,828 shares in 2000.

10.  Preferred Stock

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


Directors and Executive Officers

     The current directors and executive officers, their ages and their positions held with the Company are as follows:

          Name                          Age   Position
          ----                          ---   --------
     Robert H. Eder(a) ...............   70   Chairman of the Board and Chief
                                               Executive Officer
     Orville R. Harrold(b) ...........   70   President, Chief Operating
                                               Officer and Director
     Robert J. Easton ................   59   Treasurer
     P. Scott Conti ..................   45   Vice President Engineering
     Mary A. Tanona ..................   45   Secretary and General Counsel
     Richard W. Anderson (a) .........   55   Director
     Frank W. Barrett(b) .............   63   Director
     John H. Cronin(b) ...............   69   Director
     J. Joseph Garrahy(b) ............   72   Director
     John J. Healy(b) ................   67   Director
     Charles M. McCollam, Jr.(b) .....   70   Director
     Merrill W. Sherman(a) ...........   54   Director
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

     Orville R. Harrold, President, Chief Operating Officer and Director. Mr. Harrold has been with the Company since the commencement of independent operations in February 1973. Over the past 29 years, he has held the positions of Chief Engineer and General Manager, becoming President in 1980. Mr. Harrold has a bachelors degree in mechanical engineering from the Pratt Institute, Brooklyn, New York and has been employed in the railroad industry in various capacities since 1960.

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

     Richard W. Anderson, Director. Mr. Anderson has been a Director of the Company since 1998. He is Senior Vice President of Massachusetts Capital Resource Company ("MCRC"), a private investment firm funded by major Massachusetts based life insurance companies providing high risk growth capital to Massachusetts businesses. He began working at MCRC in 1981. Mr. Anderson is also a director of Valpey Fisher Corporation, a company specializing in frequency control devices.

     Frank W. Barrett, Director. Mr. Barrett has been a Director of the Company since 1995. From 1993 to 1998 he was Executive Vice President at Springfield Institution for Savings ("SIS"). Effective January 1, 1999, he became Executive Vice President and Chief Lending Officer of Family Bank. Family Bank was a Massachusetts subsidiary of Peoples Heritage Financial Group and the acquirer of SIS. Family Bank became First Massachusetts Bank, N.A. upon the acquisition of Bank North Group by Peoples Heritage Financial Group (which then changed its name to BankNorth Group). Effective June 2000, he became Executive Vice President of First Massachusetts Bank, N.A. Effective January 2002, First Massachusetts Bank, N.A. was merged into Banknorth Massachusetts. No change in Mr. Barrett's responsibility was effected as a result of the merger. Mr. Barrett is also a director of Dairy Mart Convenience Store, Inc.

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


                                     III-2

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

     The Audit  Committee of the Board of  Directors,  currently  comprising  J.
Joseph Garrahy, Chairman, Frank W. Barrett and Merrill W. Sherman, is responsible for providing independent, objective oversight of the Company's accounting functions and internal controls. The Audit Committee is composed of three directors, all of whom are independent as defined by the American Stock Exchange listing standards. The Audit Committee operates under a written charter first adopted and approved by the Board of Directors on April 26, 2000. The Company reviews the charter annually, and expects that it will be modified to comply with the requirements of the Sarbanes-Oxley Act of 2002.

     The Board of Directors held four meetings, the Audit Committee held six meetings, the Stock Option & Compensation Committee held two meetings and the Executive Committee held five meetings during the fiscal year ended December 31, 2002.

Compensation of Directors

     During the fiscal year ended December 31, 2002, each director who was not an employee of the Company received a base fee of $500 for each attended meeting of the Board of Directors plus $50 per attended meeting for each year of service as a director, and each member of the Audit Committee and the Stock Option & Compensation Committee received $300 for each attended meeting of the committee (other than the Chairman of the Committee, who received $350).

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

                                     III-3

Item 11. Executive Compensation
-------------------------------

     The following table summarizes the compensation paid or accrued by the Company during the three year period ended December 31, 2002, to its Chief Executive Officer and each of its executive officers who earned more than $100,000 in salary and bonus in 2002 (the "Named Executive Officers"), for services rendered in all capacities to the Company during 2002.

                           Summary Compensation Table

                                                              Long-Term
                                  Annual Compensation         Compensation
                                  -------------------         ------------
                                                              Securities
                                                              Underlying    All
                                                    Other     Options to   Other
                                                    Annual    Purchase   Compen-
                                   Salary          Compen-    Common      sation
Name and Principal Position  Year  ($)(a) Bonus($) sation($)  Stock       ($)(b)
---------------------------- ----  ------ ------   --------  ------------ ------
Robert H. Eder.............. 2002  358,655    0      2,638       0        45,796
 Chairman of the Board and   2001  342,464    0     36,459(c)    0        45,236
  Chief Executive Officer    2000  325,621    0     35,337(c)    0        47,302

Orville R. Harrold.......... 2002  308,250    0         0      1,151      38,992
 President and Chief         2001  293,955    0         0      1,128      37,758
  Operating Officer          2000  279,077    0         0      1,178      39,242

P. Scott Conti.............. 2002  125,578    0         0       234        8,503
 Vice President Engineering  2001  114,192    0         0       223        7,993
                             2000  105,546    0         0       232        7,916

Robert J. Easton............ 2002  144,618    0         0       356        9,762
 Treasurer                   2001  138,846    0         0       281        9,719
                             2000  133,304    0         0       301        9,998

Mary A. Tanona.............. 2002  116,352    0         0       112        7,854
 Secretary and General       2001  109,373    0         0        90        7,656
  Counsel                    2000   84,954(d) 0         0         0        6,372


(a) Includes amounts taxable to employees for personal use of Company-owned vehicles, other than Mr. Eder and Ms. Tanona, who do not have personal use of a Company-owned vehicle.

(b) Includes amounts paid directly to the retirement accounts of management staff under the Company's simplified employee pension plan, and, in the case of Robert H. Eder and Orville R. Harrold, includes for 2002 premiums paid for life insurance coverage in the amounts of $32,296 and $25,492, respectively.

(c)  Includes the cost of a vehicle for Mr. Eder.

(d) Appointed to the position of Secretary and General Counsel effective October 2, 2000.

                                     III-4

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning the grant of stock options under the Company's Non-Qualified Stock Option Plan to the Named Executive Officers during the Company's last fiscal year. The Company does not issue stock appreciation rights.

                                    % of Total
                        Number of    Options
                        Securities   Granted To
                        Underlying   Employees                        Grant Date
                         Options     In Fiscal   Exercise  Expiration    Present
     Name              Granted(a)     2002       Price($)     Date   Value($)(b)
    ------             ----------   ---------     ------    -------- -----------
Robert H. Eder(c).....       0          0            0           0          0

Orville R. Harrold....    1,151      16.44         6.75     01/02/12  5,006.85

P. Scott Conti........      234       3.34         6.75     01/02/12  1,017.90

Robert J. Easton......      356       5.09         6.75     01/02/12  1,548.60

Mary A. Tanona........      112       1.60         6.75     01/02/12    487.20

(a) All options were granted on January 2, 2002 and became exercisable on July 2, 2002.

(b) Amounts represent fair value of options and were estimated as of the date of grant using Black-Scholes options - pricing model with the following weighted average assumptions: expected volatility of 76%; expected life 7 years; and risk free interest rate of 4.97%. Dividends at the rate of 2.37% per share were assumed for purposes of this estimate.

(c) Under the terms of the Company's Non-Qualified Stock Option Plan, Mr. Eder is not eligible to receive a grant of stock options.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

     The following table sets forth individual exercises of stock options during 2002 and the year-end values of options to purchase Common Stock held by the Named Executive Officers as of December 31, 2002.

                                      Number of Securities
                                   Underlying Unexercised   Value of Unexercised
                                              Options at         In-the-Money at
                                         December 31, 2002  December 31, 2002(b)
                                         -----------------  --------------------
                       Shares
                      Acquired on     Value      Exercisable/       Exercisable/
             Name     Exercise   Realized($)(a) Unexercisable   Unexercisable($)
             ----    ----------- -------------- -------------   ----------------

Robert H. Eder.......     0             0             0/0              0/0

Orville R. Harrold...  2,702         2,494        2,018/0             85/0

P. Scott Conti.......    223           396          745/0            234/0

Robert J. Easton.....     0             0         2,251/0            745/0

Mary A. Tanona.......     0             0           202/0            168/0


(a) Based on the last sale price of the Common Stock on the date of exercise minus the exercise price.

(b) Based on the difference between the exercise price of each grant and the closing price of the Company's Common Stock on the AMEX on December 31, 2002, which was $7.75.


                                     III-5

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The table set forth below reflects the only persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who, to the best of the Company's knowledge, were on March 7, 2003 the beneficial owners of more than five percent of the Company's outstanding Common Stock, $.50 par value, or Preferred Stock, $50 par value. Each share of the Company's outstanding Preferred Stock is convertible at any time, at the option of the holder, into one hundred shares of Common Stock of the Company. The footnote to the table below sets forth the percentages of the outstanding Common Stock which would be held by the indicated owners if such owners' Preferred Stock were converted in whole into Common Stock.


                                                                       Percent
Name and Address                      Number of Shares Owned           of Class
----------------                      ----------------------           --------

Robert H. and Linda Eder                  842,742 (Common)             19.0%(a)
2441 S.E. Bahia Way                           500 (Preferred)          77.5%
Stuart, Florida 34996

Steinberg Priest & Sloan Capital          508,870 (Common)             11.5%
 Management, LLC.
Michael A. Steinberg & Company, Inc.
Michael A. Steinberg
12 East 49th Street
New York, New York  10017

Franklin Resources, Inc.                  302,000 (Common)              6.8%
One Franklin Parkway
San Mateo, CA  94403-1906

Keeley Asset Management Corp.             245,820 (Common)              5.5%
Kamco Performance Limited Partnership
Kamco Limited Partnership No. 1
401 South LaSalle Street
Chicago, Illinois  60605


(a) Assuming no conversion of Preferred Stock. If their Preferred Stock were converted in whole to Common Stock, Mr. and Mrs. Eder would own 19.9% of the outstanding Common Stock.

     Of the shares owned by Mr. and Mrs. Eder, 768,162 shares of Common Stock and 500 shares of Preferred Stock were held directly by Mr. Eder, and 74,580 shares of Common Stock were held directly by Mrs. Eder. By reason of their ownership, Mr. and Mrs. Eder may be deemed to be "control persons" with respect to the Company.


                                     III-6

     The following table reflects, as of March 7, 2003, the beneficial ownership of the Common Stock of the Company by directors, nominees for directors, Named Executive Officers and all officers and directors as a group.


Name                                                   Number       Percentage
----                                                   ------       ----------

Richard W. Anderson(a) .......................         201,160        4.5%
Frank W. Barrett(b) ..........................           1,310          *
P. Scott Conti(c) ............................           3,952          *
John H. Cronin(d) ............................           2,480          *
Robert J. Easton(e) ..........................           4,723          *
Robert H. Eder(f) ............................         892,742        19.8%
J. Joseph Garrahy(g) .........................           1,520          *
Orville R. Harrold(h) ........................          34,574          *
John J. Healy(i) .............................           1,740          *
Charles M. McCollam, Jr.(j) ..................           1,050          *
Merrill W. Sherman(k) ........................             830          *
Mary A. Tanona(l) ............................           1,134          *
All executive officers and directors as a group
(13 people)(m)................................       1,147,260        25.5%

  *    Less than one percent

     (a) Includes 200,000 shares of common stock held by Massachusetts Capital Resource Company of which Mr. Anderson disclaims beneficial ownership. Mr. Anderson is Senior Vice President of Massachusetts Capital Resource Company. Also includes 460 shares of Common Stock issuable under stock options exercisable within 60 days.

     (b) Includes 810 shares of Common Stock issuable under stock options exercisable within 60 days.

     (c) Includes 745 shares of Common Stock issuable under stock options exercisable within 60 days.

     (d) Includes 1,150 shares of Common Stock issuable under stock options exercisable within 60 days.

     (e) Includes 118 shares of Common Stock held by Mr. Easton's wife in her name and 2,251 shares of Common Stock issuable under stock options exercisable within 60 days.

     (f) Includes 74,580 shares of Common Stock owned by Mr. Eder's wife and assumes the conversion of the 500 shares of Preferred Stock owned by Mr. Eder.

     (g) Includes 850 shares of Common Stock issuable under stock options exercisable within 60 days.

     (h)  Includes (i) 1,700 shares of Common Stock held by Mr.  Harrold's wife,
          (ii) 3,200 shares of Common Stock held by a custodian in an individual retirement account for the benefit of Mr. Harrold and (iii) 1,882 shares of Common Stock issuable under stock options exercisable within 60 days.

     (i) Includes 1,440 shares of Common Stock issuable under stock options exercisable within 60 days.

     (j) Includes 110 shares of Common Stock issuable under stock options exercisable within 60 days.

     (k) Includes 330 shares of Common Stock issuable under stock options exercisable within 60 days.

     (l) Includes 202 shares of Common Stock issuable under stock options exercisable within 60 days.

     (m) Includes 19 shares of Common Stock owned by an officer of the Company who is not a Named Executive Officer, 50,000 shares of Common Stock issuable upon conversion of Preferred Stock and 10,230 shares of Common Stock issuable under stock options exercisable within 60 days.


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

                                PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------


     (a)  (1) All financial statements:

          An index of financial statements is included in Item 8, page II-11 of this annual report

          (2)  Financial   Statement   schedule:
               Schedule  II  Valuation   and Qualifying Accounts.....Page IV-6

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



               (23) Independent Auditors' Consent

               (99) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

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

     (c)  Exhibits (annexed).

     Controls and Procedures

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


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                               /s/ Robert H. Eder
                  --------------------------------------------
                                By Robert H. Eder
                             Chief Executive Officer
                              Dated: March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                Title                                 Date
     ---------                -----                                 ----
/s/ Robert H. Eder
________________________      Chief Executive Officer            March 31, 2003
Robert H. Eder                and Chairman (Principal
                              Executive Officer)

/s/ Orville R. Harrold
________________________      President and Director             March 31, 2003
Orville R. Harrold            (Chief Operating Officer)

/s/ Robert J. Easton
________________________      Treasurer                          March 31, 2003
Robert J. Easton              (Principal financial officer and
                              principal accounting officer)
/s/ Frank W. Barrett
________________________      Director                           March 31, 2003
Frank W. Barrett

/s/ J. Joseph Garrahy
________________________      Director                           March 31, 2003
J. Joseph Garrahy

/s/ Merrill W. Sherman
________________________      Director                           March 31, 2003
Merrill W. Sherman

                    Providence and Worcester Railroad Company
                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert H. Eder, certify that:

1. I have reviewed this annual report on Form 10-K of Providence and Worcester Railroad Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entries, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  March 31, 2003
                                      By:  /s/ Robert H. Eder
                                           ---------------------------
                                           Robert H. Eder,
                                           Chairman of the Board
                                            And Chief Executive Officer

                    Providence and Worcester Railroad Company
                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert J. Easton certify that:

1. I have reviewed this annual report on Form 10-K of Providence and Worcester Railroad Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entries, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  March 31, 2003
                                      By:  /s/ Robert J. Easton
                                           ---------------------------
                                           Robert J. Easton
                                           Treasurer and Principal
                                           Financial Officer

Controls and Procedures

Based on their evaluation of the effectiveness of the Company;s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report, the undersigned officers of the Company have concluded that such disclosure controls and procedures are adequate. There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of the most recent evaluation by the undersigned officers of the Company of the design and operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data.

                                                            SCHEDULE II

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                              (IN THOUSAND DOLLARS)

         Column A        Column B    Column C Additions    Column D   Column E
         --------        --------    ------------------    --------   --------
                                      (1)        (2)
                         Balance   Charged to Charged to              Balance
                            at     costs and    other                  at end
       Description      beginning   expenses   accounts   Deductions     of
                        of period              describe      (A)       period
Allowance for doubtful
 accounts:
Year ended
 December 31, 2002.....   $ 125                                          $125
                          =====                                          ====
Year ended
 December 31, 2001.....   $ 125       $  5                  $   (5)      $125
                          =====       ====                  ======       ====
Year ended
 December 31, 2000.....   $ 125                                          $125
                          =====                                          ====
---------
(A) Bad debts written off.

                                                       EXHIBIT 99



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providence and Worcester Railroad Company (the Company) on form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                                  /s/ Robert H. Eder
                                  -----------------------------
                                  Robert H. Eder,
                                  Chairman of the Board And Chief
                                  Executive Officer
                                  March 31, 2003

In connection with the Annual Report of Providence and Worcester Railroad Company (the Company) on form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of Section 13(a) or 15
          (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                  /s/ Robert J. Easton
                                  -----------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  March 31, 2003

                                                       EXHIBIT 23




INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement Nos. 333-65937, 333-65949, and 333-21617 of Providence and Worcester Railroad Company on Form S-8 of our report dated March 7, 2003 appearing in this Annual Report on Form 10-K of Providence and Worcester Railroad Company for the year ended December 31, 2002.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 28, 2003