Form 10-Q
period 2003-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2003-05-12
CIK 831968

Microsoft Word 10.0.2627;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended March 31, 2003

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


As of May 1, 2003, the registrant has 4,446,686 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index


Part I - Financial Information

     Item 1 - Financial Statements:

               Balance  Sheets - March 31, 2003
               (Unaudited) and December 31, 2002............................3

               Statements of Operations (Unaudited) -
               Three Months Ended March 31, 2003 and 2002...................4

               Statements of Cash Flows (Unaudited) -
               Three Months Ended March 31, 2003 and 2002...................5

               Notes to Financial Statements (Unaudited)..................6-9

     Item 2 - Management's  Discussion  and Analysis of
              Financial  Condition and Results of Operations.............10-13

     Item 3 -Quantitative and Qualitative Disclosures About Market Risk....13

     Item 4 -Controls and Procedures.......................................13

Part II - Other Information:

     Item 6 Exhibits and Reports on Form 8-K...............................14

Signatures ................................................................15

Certificates Pursuant To Section 302, of The
             Sarbanes-Oxley Act of 2002.................................16-17

EXHIBIT 99 - Certification Pursuant To 18 U.S.C. Section 1350,
             as Adopted Pursuant To Section 906 of The
             Sarbanes-Oxley Act of 2002....................................18

Item 1.  Financial Statements
-----------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                          MARCH 31, DECEMBER 31,
                                                            2003          2002
                                                         (Unaudited)
                                                           -------       -------
Current Assets:
 Cash and equivalents ................................      $ 1,490      $ 2,888
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2003 and 2002 .........        3,177        3,304
 Materials and supplies ..............................        1,825        1,634
 Prepaid expenses and other ..........................          684          536
 Deferred income taxes ...............................           78          126
                                                            -------      -------
  Total Current Assets ...............................        7,254        8,488
Property and Equipment, net ..........................       70,245       70,057
Land Held for Development ............................       11,959       11,955
                                                            -------      -------
Total Assets .........................................      $89,458      $90,500
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 2,823      $ 3,017
 Accrued expenses ....................................          737          964
                                                            -------      -------
  Total Current Liabilities ..........................        3,560        3,981
                                                            -------      -------
Deferred Grant Income ................................        7,925        7,980
                                                            -------      -------
Deferred Income Taxes ................................       10,000        9,898
                                                            -------      -------
Commitments and Contingent Liabilities
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  645 shares in 2003 and 2002 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,446,686 shares in 2003 and 4,443,380
  shares in 2002 .....................................        2,224        2,222
 Additional paid-in capital ..........................       29,636       29,619
 Retained earnings ...................................       36,081       36,768
                                                            -------      -------
  Total Shareholders' Equity .........................       67,973       68,641
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $89,458      $90,500
                                                            =======      =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF OPERATIONS (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                                    Three Months Ended March 31,
                                                             2003         2002
                                                           -------       ------
Revenues:
 Operating Revenues - Freight and Non-
  Freight ..........................................      $ 4,859       $ 4,956
 Other Income ......................................          153           331
                                                          -------       -------
  Total Revenues ...................................        5,012         5,287
                                                          -------       -------

Operating Expenses:
 Maintenance of way and structures .................        1,025         1,094
 Maintenance of equipment ..........................          590           537
 Transportation ....................................        1,565         1,471
 General and administrative ........................          910         1,007
 Depreciation ......................................          715           662
 Taxes, other than income taxes ....................          582           629
 Car hire, net .....................................          182           261
 Employee retirement plans .........................           57            57
 Track usage fees ..................................          142            47
                                                          -------       -------
   Total Operating Expenses ........................        5,768         5,765
                                                          -------       -------
Loss before Income Tax Benefit .....................         (756)         (478)
Income Tax Benefit .................................         (250)         (165)
                                                          =======       =======
Net Loss ...........................................         (506)         (313)

Preferred Stock Dividends ..........................            3             3
                                                          -------       -------
Net Loss Available to Common Shareholders ..........      $  (509)      $  (316)
                                                          =======       =======

Basic Loss Per Common Share ........................      $  (.11)      $  (.07)
                                                          =======       =======
Diluted Loss Per Common Share ......................      $  (.11)      $  (.07)
                                                          =======       =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)


                                                    Three Months Ended March 31,
                                                              2003         2002
                                                           -------       ------

Cash flows from operating activities:
Net loss .............................................     $  (506)     $  (313)
Adjustments to reconcile net loss to net cash
 flows from (used in) operating activities:
 Depreciation ........................................         715          662
 Amortization of deferred grant income ...............         (55)         (53)
 Gains from sale and disposal of property,
  equipment and easements, net .......................         (13)        (167)
 Deferred income tax expense .........................         150           85
 Increase (decrease) in cash from:
  Accounts receivable ................................         (51)         959
  Materials and supplies .............................        (191)          --
  Prepaid expenses and other .........................        (148)         (44)
  Accounts payable and accrued expenses ..............        (522)        (417)
                                                           -------      -------
Net cash flows from (used in) operating
 activities ..........................................        (621)         712
                                                           -------      -------

Cash flows from Investing Activities:
Purchase of property and equipment ...................        (806)        (824)
Proceeds from sale of property, equipment and
 easements ...........................................          18          199
Proceeds from deferred grant income ..................         173          203
                                                           -------      -------
Net cash flows used in investing activities ..........        (615)        (422)
                                                           -------      -------

Cash Flows from Financing Activities:
Dividends paid .......................................        (181)        (180)
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          19           24
                                                           -------      -------
Net cash flows used in financing activities ..........        (162)        (156)
                                                           -------      -------

Increase (Decrease) in Cash and Equivalents ..........      (1,398)         134
Cash and Equivalents, Beginning of Period ............       2,888        3,804
                                                           -------      -------
Cash and Equivalents, End of Period ..................     $ 1,490      $ 3,938
                                                           =======      =======


   The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                  THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. Certain prior period amounts have been reclassified to be consistent with current period presentation. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

2.   Changes in Shareholders' Equity:

                                                                        Total
                                                    Additional          Share
                              Preferred   Common     Paid-in   Retained holders'
                                Stock     Stock      Capital   Earnings Equity
                               -------    -------    -------   -------  -------
     Balance December 31,2002. $    32    $ 2,222    $29,619   $36,768  $68,641
     Issuance of 3,306
      common shares for
      employee stock
      purchases and stock
      options exercised ......                  2                   17       19
     Dividends:
      Preferred stock,
      $5.00 per share ........                                      (3)      (3)
      Common stock, $.04
      per share ..............                                    (178)    (178)
     Net loss for the
      period .................                                    (506)    (506)
                               -------    -------    -------   -------  -------
     Balance March 31, 2003... $    32    $ 2,224    $29,636   $36,081  $67,973
                               =======    =======    =======   =======  =======


3.   Other Income:

                                                                 2003      2002
                                                                 ----      ----
      Gains from sale and disposal of
       property, equipment and easements,
       net ...........................................           $ 13      $167
      Rentals ........................................            135       148
      Interest .......................................              5        16
                                                                 ----      ----
                                                                 $153      $331
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

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                 (Dollars in Thousands Except Per Share Amounts)

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                                            2003         2002
                                                         ---------    ---------
     Weighted average shares for basic ..........        4,443,768    4,411,484
     Dilutive effect of convertible preferred
      stock, options and warrants ...............               --           --
                                                         ---------    ---------
     Weighted average shares for diluted ........        4,443,768    4,411,484
                                                         =========    =========


     Preferred Stock convertible into 64,500 shares of Common Stock was outstanding during the quarters ended March 31, 2003 and 2002. In addition, options and warrants to purchase 228,274 and 228,396 shares of common stock were outstanding during the quarters ended March 31, 2003 and 2002 respectively. These Common Stock equivalents were not included in the computation of the diluted loss per share in either of the quarters because their effect would be antidilutive.

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

6.   Dividends:

     On April 30, 2003, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable May 22, 2003 to shareholders of record May 8, 2003.

7.   Stock Based Compensation:

     The Company accounts for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had the Company used the fair value method to value compensation, as set forth in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share would have been reported as follows:

                                                    Three Months Ended March 31,
                                                             2003         2002
                                                           -------       ------
     Net loss available to common
      shareholders:
      As reported ..........................               $  (509)      $ (316)
      Less impact of stock option expense ..                    12            9
                                                           -------       ------
      Pro forma ............................               $  (521)      $ (325)
                                                           =======       ======
     Basic loss per share:
      As reported ..........................               $  (.11)      $ (.07)
      Less impact of stock option expense ..                   .01           --
                                                           -------       ------
      Pro forma ............................               $  (.12)      $ (.07)
                                                           =======       ======
     Diluted loss per share:
      As reported ..........................               $  (.11)      $ (.07)
      Less impact of stock option expense ..                   .01           --
                                                           -------       ------
      Pro forma ............................               $  (.12)      $ (.07)
                                                           =======       ======

8.   Recently Issued Financial Accounting Standards:

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated costs. Under this statement, an entity must recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred or in a period in which a reasonable estimate of fair value may be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted this Statement on January 1, 2003 and there was no effect on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds FASB Statement No. 4, "Reporting

     Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for financial statements issued on or after May 15, 2002. The Company adopted this Statement on January 1, 2003 and there was no effect on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this Statement on January 1, 2003 and there was no effect on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not currently intend to adopt the fair value based method of measuring compensation associated with stock awards and grants. As a consequence of continuing to utilize the intrinsic value method of measuring such compensation, the Company has provided additional disclosures in its quarterly financial statements which reflect the impact on net income and earnings per share on a pro forma basis as if it had applied the fair value method to stock-based employee compensation.

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


Critical Accounting Policies
----------------------------

The Securities and Exchange Commission ("SEC") recently issued guidance for the disclosure of "critical accounting policies." The SEC defines such policies as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company's significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report on Form 10-K. None of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates, and therefore do not meet the SEC definition of "critical."


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                                                Three Months Ended March 31,
                                            -----------------------------------
                                                  2003                2002
                                            -----------------------------------
                                             (In thousands, except percentages)
Freight Revenues:
  Conventional carloads ...............     $3,873    79.7%      $4,038    81.5%
  Containers ..........................        649    13.4          604    12.2
Non-Freight Operating Revenues:
  Transportation services .............        208     4.3          239     4.8
  Other ...............................        129     2.6           75     1.5
                                            ------   -----       ------   -----
     Total ............................     $4,859   100.0%      $4,956   100.0%
                                            ======   =====       ======   =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                                Three Months Ended March 31,
                                            -----------------------------------
                                                    2003               2002
                                            -----------------------------------
                                             (In thousands, except percentages)
Salaries, wages, payroll taxes
 and employee benefits ................      $3,289      67.7%   $3,248    65.5%
Casualties and insurance ..............         208       4.3       191     3.9
Depreciation and amortization .........         715      14.7       662    13.4
Diesel fuel ...........................         238       4.9       227     4.6
Car hire, net .........................         182       3.8       261     5.3
Purchased services, including
 legal and professional fees ..........         262       5.4       375     7.6
Repair and maintenance of
 equipment ............................         248       5.1       197     4.0
Track and signal materials ............         289       5.9       428     8.6
Track usage fees ......................         142       2.9        47      .9
Other materials and supplies ..........         277       5.7       243     4.9
Other .................................         422       8.7       394     7.9
                                             ------     -----    ------   -----
  Total ...............................       6,272     129.1     6,273   126.6
  Less capitalized and
   recovered costs ....................         504      10.4       508    10.3
                                             ------     -----    ------   -----
     Total ............................      $5,768     118.7%   $5,765   116.3%
                                             ======     =====    ======   =====



Operating Revenues:

Operating revenues decreased $97,000, or 2.0%, to $4.9 million in the first quarter of 2003 from $5.0 million in the first quarter of 2002. This decrease is the net result of a $165,000 (4.1%) decrease in conventional freight revenues partially offset by a $45,000 (7.5%) increase in container freight revenues and a $23,000 (7.3%) increase in non-freight operating revenues.

The decrease in conventional freight revenues is the result of an 11.4% decrease in conventional carloadings, partially offset by an 8.3% increase in the average revenue received per conventional carloading. The Company's conventional carloadings decreased by 603 to 4,683 in the first quarter of 2003 from 5,286 in 2002. The decline in conventional traffic during the quarter is largely attributable to extreme winter weather conditions which had a particular impact on the volume of construction aggregate traffic. Shipments of this seasonal commodity did not commence until late March of 2003. The increase in the average revenue received per conventional carloading is the result of a shift in traffic mix away from construction aggregates, a lower rated commodity, toward higher rated freight.

The increase in container freight revenues is the result of a 1.7% increase in traffic volume and a 5.6% increase in the average revenue received per container. Intermodal containers handled during the quarter increased by 251 to 14,956 in 2003 from 14,705 in 2002. The increase in the average revenue received per container is largely the result of a contractual rate increase.

The increase in non-freight operating revenues for the quarter results from increased maintenance department billings partially offset by decreased billings for demurrage charges. Revenues of this type typically vary from period to period depending upon the needs of freight customers and other outside parties.

Other Income:

Other income decreased by $178,000 to $153,000 in the first quarter of 2003 from $331,000 in 2002. This decrease is primarily due to lower gains from the sale of property, equipment and easements. Income of this nature can vary significantly from period to period.

Operating Expenses:

Operating expenses for the first quarter of 2003 increased by just $3,000 from 2002. Increased track usage fees of $95,000 resulting from the June 2002 Amtrak arbitration decision were largely offset by overall decreases in other expense categories.

Liquidity and Capital Resources
-------------------------------

During the first quarter of 2003 the Company used $621,000 of cash in its operations. Total cash and equivalents decreased by $1.4 million for the quarter. The principal utilization of cash during the quarter, other than for operations, was for expenditures for property and equipment, of which $566,000 was for additions and improvements to track structure, and for the payment of dividends.

In management's opinion cash generated from operations during the remainder of 2003 will be sufficient to enable the Company to meet its operating expenses and capital expenditure and dividend requirements.

Seasonality
-----------

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated costs. Under this statement, an entity must recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred or in a period in which a reasonable estimate of fair value may be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted this statement on January 1, 2003 and there was no effect on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for financial statements issued on or after May 15, 2002. The Company adopted this statement on January 1, 2003 and there was no effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other

Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this
Statement on January 1, 2003 and there was no effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not currently intend to adopt the fair value based method of measuring compensation associated with stock awards and grants. As a consequence of continuing to utilize the intrinsic value method of measuring such compensation, the Company has provided additional disclosures in its quarterly financial statements which reflect the impact on net income and earnings per share on a pro forma basis as if it had applied the fair value method to stock-based employee compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of March 31, 2003, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at March 31, 2003. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

Item 4. Controls and Procedures
-------------------------------

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, the undersigned officers of the Company have concluded that such disclosure controls and procedures are designed to provide a reasonable level of assuarance. There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of the most recent evaluation by the undersigned officers of the Company of the design and operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data.

PART II - Other Information
---------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PROVIDENCE AND WORCESTER
                                        RAILROAD COMPANY


                                     By: /s/ Robert H. Eder
                                         ----------------------------
                                         Robert H. Eder,
                                         Chairman of the Board
                                          And Chief Executive Officer




                                     By: /s/ Robert J. Easton
                                         ----------------------------
                                         Robert J. Easton
                                         Treasurer and Principal
                                         Financial Officer


DATED:  May 12, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  May 12, 2003
                                     By: /s/ Robert H. Eder
                                         ----------------------------
                                         Robert H. Eder,
                                         Chairman of the Board
                                          And Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  May 12, 2003
                                     By: /s/ Robert J. Easton
                                         ----------------------------
                                         Robert J. Easton
                                         Treasurer and Principal
                                         Financial Officer

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




                                   /s/ Robert H. Eder
                                  -----------------------------
                                  Robert H. Eder,
                                  Chairman of the Board And Chief
                                  Executive Officer
                                  May 12, 2003

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




                                   /s/ Robert J. Easton
                                  -----------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  May 12, 2003