Form 10-Q
period 2003-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2003-08-13
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2003

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

As of August 1, 2003, the registrant has 4,449,595 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index


     Part I - Financial Information

        Item 1 - Financial Statements:

               Balance Sheets - June 30, 2003 (Unaudited)
               and December 31, 2002.......................................3

               Statements of Income (Loss) (Unaudited) -
               Three and Six Months Ended June 30, 2003
               and 2002....................................................4

               Statements of Cash Flows (Unaudited) - Six
               Months Ended June 30, 2003 and 2002.........................5

               Notes to Financial Statements (Unaudited)................6-10

        Item 2 -Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................11-15

        Item 3 -Quantitative and Qualitative Disclosures
               About Market Risk..........................................15

        Item 4 -Controls and Procedures...................................15

   Part II - Other Information:

        Item 4 -Submission of Matters to a Vote of Security Holders.......16

        Item 6 -Exhibits and Reports on Form 8-K..........................16

   Signatures.............................................................17

   EXHIBIT 31-Certification Pursuant To
             Section 302 of The Sarbanes-Oxley
             Act of 2002...............................................18-19

   EXHIBIT 32- Certification Pursuant To
           18 U.S.C. Section 1350, as Adopted
           Pursuant To Section 906 of The
           Sarbanes-Oxley Act of 2002.....................................20

Item 1.  Financial Statements
-----------------------------


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                            JUNE 30,DECEMBER 31,
                                                              2003         2002
                                                          (Unaudited)
                                                            -------      -------
Current Assets:
 Cash and equivalents ................................      $   590      $ 2,888
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2003 and 2002 .........        4,197        3,304
 Materials and supplies ..............................        1,616        1,634
 Prepaid expenses and other ..........................          477          536
 Deferred income taxes ...............................          222          126
                                                            -------      -------
  Total Current Assets ...............................        7,102        8,488
Property and Equipment, net ..........................       70,918       70,057
Land Held for Development ............................       11,955       11,955
                                                            -------      -------
Total Assets .........................................      $89,975      $90,500
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 2,575      $ 3,017
 Accrued expenses ....................................        1,193          964
                                                            -------      -------
  Total Current Liabilities ..........................        3,768        3,981
                                                            -------      -------
Deferred Grant Income ................................        7,897        7,980
                                                            -------      -------
Deferred Income Taxes ................................       10,109        9,898
                                                            -------      -------
Commitments and Contingent Liabilities
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  645 shares in 2003 and 2002 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,449,595 shares in 2003 and 4,443,380
  shares in 2002 .....................................        2,225        2,222
 Additional paid-in capital ..........................       29,652       29,619
 Retained earnings ...................................       36,292       36,768
                                                            -------      -------
  Total Shareholders' Equity .........................       68,201       68,641
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $89,975      $90,500
                                                            =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                     STATEMENTS OF INCOME (LOSS) (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                        Three Months Ended    Six Months Ended
                                             June 30,              June 30,
                                          2003       2002       2003      2002
                                        -------    -------    -------   -------
Revenues:
 Operating Revenues - Freight
  and Non-Freight ....................   $ 6,256    $6,284   $ 11,115   $11,240
 Other Income ........................       109       165        262       496
                                         -------    ------   --------   -------
   Total Revenues ....................     6,365     6,449     11,377    11,736
                                         -------    ------   --------   -------

Operating Expenses:
 Maintenance of way and
  structures .........................       810     1,047      1,835     2,141
 Maintenance of equipment ............       558       500      1,148     1,037
 Transportation ......................     1,723     1,642      3,288     3,113
 General and administrative ..........       924       927      1,834     1,934
 Depreciation ........................       720       661      1,435     1,323
 Taxes, other than income
  taxes ..............................       566       601      1,148     1,230
 Car hire, net .......................       218       284        400       545
 Employee retirement plans ...........        56        57        113       114
 Track usage fees ....................       201     1,218        343     1,265
                                         -------    ------   --------   -------
  Total Operating Expenses ...........     5,776     6,937     11,544    12,702
                                         -------    ------   --------   -------

Income (Loss) before Income
 Taxes (Benefit) .....................       589      (488)      (167)     (966)
Provision for Income Taxes
 (Benefit) ...........................       200      (170)       (50)     (335)
                                         -------    ------   --------   -------
Net Income (Loss) ....................       389      (318)      (117)     (631)

Preferred Stock Dividends ............        --        --          3         3
                                         -------    ------   --------   -------
Net Income (Loss) Available to
 Common Shareholders .................   $   389    $ (318)  $   (120)  $  (634)
                                         =======    ======   ========   =======

Basic and Diluted Income
 (Loss) Per Common Share .............   $   .09    $ (.07)  $   (.03)  $  (.14)
                                         =======    ======   ========   =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                       Six Months Ended June 30,
                                                              2003         2002
                                                           -------      -------
Cash flows from operating activities:
Net loss .............................................     $  (117)     $  (631)
Adjustments to reconcile net income (loss) to
 net cash flows from operating activities:
 Depreciation ........................................       1,435        1,323
 Amortization of deferred grant income ...............        (110)        (107)
 Gains from sale of property, equipment and
  easements, net .....................................         (12)        (201)
 Deferred income taxes ...............................         115          175
 Other, net ..........................................          14            8
 Increase (decrease) in cash from:
  Accounts receivable ................................      (1,054)        (471)
  Materials and supplies .............................          18           42
  Prepaid expenses and other .........................          59           51
  Accounts payable and accrued expenses ..............        (344)       1,415
                                                           -------      -------
Net cash flows from operating activities .............           4        1,604
                                                           -------      -------
Cash flows from Investing Activities:
Purchase of property and equipment ...................      (2,182)      (2,510)
Proceeds from sale of properties, equipment
 and easements .......................................          30          232
Proceeds from deferred grant income ..................         173          203
                                                           -------      -------
Net cash flows used in investing activities ..........      (1,979)      (2,075)
                                                           -------      -------
Cash Flows from Financing Activities:
Dividends paid .......................................        (359)        (357)
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          36           49
                                                           -------      -------
Net cash flows used in financing activities ..........        (323)        (308)
                                                           -------      -------

Decrease in Cash and Equivalents .....................      (2,298)        (779)
Cash and Equivalents, Beginning of Period ............       2,888        3,804
                                                           -------      -------
Cash and Equivalents, End of Period ..................     $   590      $ 3,025
                                                           =======      =======

Non-cash transactions are described in Note 2.

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2003 and the results of operations and cash flows for the interim periods ended June 30, 2003 and 2002. Certain prior period amounts have been reclassified to be consistent with current period presentation. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

2.   Changes in Shareholders' Equity:

                                                                        Total
                                                    Additional          Share
                              Preferred   Common     Paid-in   Retained holders'
                                Stock     Stock      Capital   Earnings Equity
                               -------    -------    -------   -------  -------
     Balance December 31,2002   $  32    $ 2,222    $29,619   $36,768   $68,641
     Issuance of 6,215
      common shares for
      stock options
      exercised and
      employee stock
      purchases ..............                 3         33                  36
     Dividends:
      Preferred stock,
      $5.00 per share ........                                     (3)       (3)
      Common stock, $.08
      per share ..............                                   (356)     (356)
     Net loss for the
      period .................                                   (117)     (117)
                                -----    -------    -------   -------   -------

     Balance June 30, 2003 ...  $  32    $ 2,225    $29,652   $36,292   $68,201
                                =====    =======    =======   =======   =======

     During the six months ended June 30, 2002 the Company issued 16,205 shares of its common stock with an aggregate fair market value of $151 to fund its 2001 profit sharing plan contribution.

3.   Land Held for Development:

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

     The permits for the property allow for construction of a dock along the west face of the South Quay. The ACE permit has been extended to December 31, 2009 and the CRMC permit has been extended to May 11, 2009.

4.   Other Income:

                                      Three Months Ended       Six Months Ended
                                            June 30,                 June 30,
                                     -------------------      ------------------
                                       2003        2002        2003        2002
                                      ------      ------      ------      ------
     Gains from sale of
      property, equipment and
      easements, net ......             $ (1)       $ 34        $ 12       $201
     Rentals ..............              108         118         243        266
     Interest .............                2          13           7         29
                                        ----        ----        ----       ----
                                        $109        $165        $262       $496
                                        ====        ====        ====       ====


5.   Income (Loss) per Share:

     Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income (loss) per common share reflects the effect of the Company's outstanding convertible preferred stock, options and warrants except where such items would be antidilutive.

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                     Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                   ---------------------   ---------------------
                                       2003        2002        2003        2002
                                   ---------   ---------   ---------   ---------
     Weighted average shares
      for basic ............       4,446,718   4,426,798   4,445,251   4,419,183
     Dilutive effect of
      convertible preferred
      stock, options and
      warrants .............          64,558          --          --          --
                                   ---------   ---------   ---------   ---------
     Weighted average shares
      for diluted ..........       4,511,276   4,426,798   4,445,251   4,419,183
                                   =========   =========   =========   =========

     Options and warrants to purchase 221,665 shares of common stock were outstanding for the three-month period ended June 30, 2003 but were not included in the computation of income per share because their effect would be antidilutive.

     Preferred stock convertible into 64,500 shares of common stock were outstanding for the six-month period ended June 30, 2003 and for the three and six-month periods ended June 30, 2002. In addition, options and warrants to purchase 228,274 shares of common stock were outstanding for the six-month period ended June 30, 2003 and options and warrants to purchase 227,514 shares of common stock were outstanding for the three and six-month periods ended June 30, 2003. These common stock equivalents were not included in the computation of the diluted loss per share for any of these periods because their effect would be antidilutive.

6.   Amtrak Arbitration:

     The  Company  was  party to an  arbitration  proceeding  with the  National
     Railroad Passenger Corporation ("Amtrak") concerning Amtrak's claim for rate increases with respect to the Company's freight operations over a portion of Amtrak's Northeast Corridor in the states of Rhode Island and Connecticut. The arbitrator issued a decision in June 2002 in which he ordered the Company to pay Amtrak additional track usage fees and siding maintenance costs retroactive to July 9, 1999. The total amount owed by the Company for the period from July 9, 1999 through March 31, 2002 was approximately $1,250, of which $1,150 relates to years prior to 2002. This amount was charged to operations during the three month period ended June 30, 2002.


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

8.   Dividends:

     On July 30, 2003, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable August 21, 2003 to shareholders of record August 7, 2003.

9.   Stock Based Compensation:

     The Company accounts for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had the Company used the fair value method to value compensation, as set forth in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and net income (loss) per share would have been reported as follows:

                                     Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                   ---------------------   ---------------------
                                       2003        2002        2003        2002
                                   ---------   ---------   ---------   ---------
     Net income (loss) available
      to common shareholders:
     As reported ................  $  389      $  (318)     $  (120)    $  (634)
     Less impact of stock
      option expense ............      12            8           24          17

                                   ------      -------      -------     -------
     Pro forma ..................  $  377      $  (326)     $  (144)    $  (651)
                                   ======      =======      =======     =======
     Basic income (loss)
      per share:
     As reported ................  $  .09      $  (.07)     $  (.03)    $  (.14)
     Less impact of stock
      option expense ............     .01           --           --          --
                                   ------      -------      -------     -------
     Pro forma ..................  $  .08      $  (.07)     $  (.03)    $  (.14)
                                   ======      =======      =======     =======
     Diluted income (loss)
      per share:
     As reported ................  $  .09      $  (.07)     $  (.03)    $  (.14)
     Less impact of stock
      option expense ............     .01           --           --          --
                                   ------      -------      -------     -------
     Pro forma ..................  $  .08      $  (.07)     $  (.03)    $  (.14)
                                   ======      =======      =======     =======


10.  Recently Issued Financial Accounting Standards:

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

The Company's significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report on Form 10-K. None of these significant accounting policies requires management to make difficult, subjective or complex judgments or estimates, and therefore none meets the SEC definition of "critical."


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                       Three Months Ended June 30,  Six Months Ended June 30,
                      ---------------------------- -----------------------------
                           2003            2002         2003           2002
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Freight Revenues:
 Conventional
  carloads ......     $5,308  84.8  $5,375  85.5   $9,181   82.6   $9,413  83.7%
 Containers .....        769  12.3     630  10.0    1,418   12.8    1,234  11.0
 Non-Freight
  Operating
  Revenues:
 Transportation
  services ......        106   1.7     107   1.7      314    2.8      346   3.1
 Other ..........         73   1.2     172   2.8      202    1.8      247   2.2
                      ------ -----  ------ -----  -------  -----  ------- -----
   Total ........     $6,256 100.0  $6,284 100.0  $11,115  100.0  $11,240 100.0%
                      ====== =====  ====== =====  =======  =====  ======= =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                       Three Months Ended June 30,  Six Months Ended June 30,
                      ---------------------------- -----------------------------
                           2003            2002         2003           2002
                      ------------- ------------- -------------- --------------
                                  (In thousands, except percentages)
Salaries, wages,
 payroll taxes and
 employee benefits    $3,233  51.7  $3,258  51.9  $6,522    58.7   $6,506  57.9%
Casualties and
 insurance ......        336   5.4     290   4.6     544     4.9      481   4.3
Depreciation ....        720  11.5     661  10.5   1,435    12.9    1,323  11.8
Diesel fuel .....        319   5.1     279   4.4     557     5.0      506   4.5
Car hire, net ...        218   3.5     284   4.5     400     3.6      545   4.8
Purchased
 services,
 including legal
 and professional
 fees ...........        332   5.3     574   9.1      594    5.4      949   8.4
Repair and
 maintenance of
 equipment ......        192   3.1     212   3.4      440    4.0      409   3.6
Track and signal
 materials ......        782  12.5     665  10.6    1,071    9.6    1,093   9.7
Track usage fees         201   3.2   1,218  19.4      343    3.1    1,265  11.3
Other materials
 and supplies ...        302   4.8     170   2.7      579    5.2      413   3.7
Other ...........        403   6.4     385   6.1      825    7.4      779   6.9
                      ------ -----  ------ -----  -------  -----  ------- -----
 Total ..........      7,038 112.5   7,996 127.2   13,310  119.8   14,269 126.9
 Less capitalized
  and recovered
  costs .........      1,262  20.2   1,059  16.8    1,766   15.9    1,567  13.9
                      ------ -----  ------ -----  -------  -----  ------- -----
   Total ........     $5,776  92.3  $6,937 110.4  $11,544  103.9  $12,702 113.0%
                      ====== =====  ====== =====  =======  =====  ======= =====

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002


Amtrak Arbitration:

The Company was party to an arbitration proceeding with the National Railroad Passenger Corporation ("Amtrak") concerning Amtrak's claim for rate increases with respect to the Company's freight operations over a portion of Amtrak's Northeast Corridor in the states of Rhode Island and Connecticut. The arbitrator issued a decision in June 2002 in which he ordered the Company to pay Amtrak additional track usage fees and siding maintenance costs retroactive to July 9, 1999. The statement of loss for the six months ended June 30, 2002 includes $940,000 of track usage fees and $210,000 of siding maintenance costs which relate to years prior to 2002. In prior years it was the Company's practice to net its track usage fees against conventional freight revenues. Because of the increased significance of track usage fees upon the Company's operations and in order to conform to common industry practice the Company began reporting track usage fees as an operating expense in its financial statements for the year ended December 31, 2002. Operating revenues and expenses for the six months ended June 30, 2002 have been reclassified to conform to the current presentation.

Operating Revenues:

Operating revenues decreased $125,000, or 1.1%, to $11.1 million in the six months ended June 30, 2003 from $11.2 million in 2002. This decrease is the net result of a $232,000 (2.5%) decrease in conventional freight revenues and a $77,000 (13.0%) decrease in non-freight operating revenues partially offset by a $184,000 (14.9%) increase in container freight revenues.

The decrease in conventional freight revenues is the result of a 5.7% decrease in conventional carloadings, partially offset by a 3.5% increase in the average revenue received per conventional carloading. The Company's conventional carloadings decreased by 831 to 13,699 in the first six months of 2003 from 14,530 in 2002. The decline in conventional traffic is largely attributable to a decrease in the volume of construction aggregates due to the effects of extreme winter weather conditions during the first quarter of the year and other factors. The decrease in construction aggregate traffic, a lower rated commodity, has had the effect of increasing the traffic mix toward higher rated commodities, thereby resulting in an increase in the average revenue received per carloading.

The increase in container freight revenues is the result of a 6.2% increase in traffic volume and an 8.1% increase in the average revenue received per container. Intermodal containers handled during the six-month period increased by 1,895 to 32,255 in 2003 from 30,360 in 2002. The increase in the average revenue received per container is largely the result of a contractual rate increase.

The decrease in non-freight operating revenues for the six-month period is the result of decreased maintenance department billings as well as decreased billings for demurrage charges and secondary switching and weighing services. Revenues of this type typically vary from period to period depending upon the needs of freight customers and other outside parties.


Other Income:

Other income decreased by $234,000 to $262,000 in the first six months of 2003 from $496,000 in 2002. This decrease is largely due to lower gains from the sale of property, equipment and easements. Income of this nature can vary significantly from period to period.

Operating Expenses:

Operating expenses for the six-month period decreased by $1.2 million, to $11.5 in 2003 from $12.7 million in 2002. When the prior year impact of the Amtrak arbitration decision on the first six months of 2002 is excluded, operating expenses remained virtually unchanged between periods.


Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Operating Revenues:

Operating revenues decreased by just $28,000 (.4%) in the second quarter of 2003 from the second quarter of 2002. This decrease is the net result of a $67,000 (1.2%) decrease in conventional freight revenues and a $100,000 (35.8%) decrease in non-freight operating revenues substantially offset by a $139,000 (22.1%) increase in container freight revenues.

The decrease in conventional freight revenues is the result of a 2.5% decrease in conventional carloadings, partially offset by a 1.3% increase in the average revenue received per conventional carloading. The Company's conventional carloadings decreased by 228 to 9,016 in the second quarter of 2003 from 9,244 in 2002. The decline in conventional traffic volume during the quarter is largely attributable to lower demand for construction aggregates resulting in a reduction in the carloadings of this low rated commodity handled during the quarter. This decrease also accounts for the increase in the average revenue received per conventional carloading during the quarter.

The increase in container freight revenues is the result of a 10.5% increase in traffic volume and a 10.5% increase in the average revenue received per container. Intermodal containers handled during the quarter increased by 1,644 to 17,299 in 2003 from 15,655 in 2002. The increase in the average revenue received per container is largely the result of a contractual rate increase.

The decrease in non-freight operating revenues for the quarter results from decreased maintenance department billings.

Other income decreased by $56,000 to $109,000 in the second quarter of 2003 from $165,000 in 2002. The principal cause of this decrease was the absence of any gains from the sale of property, equipment and easements during the quarter.

Operating Expenses:

Operating expenses for the second quarter decreased by $1.1 million to $5.8 million in 2003 from $6.9 million in 2002. This decrease is attributable to the impact of the Amtrak arbitration decision in the second quarter of 2002.


Liquidity and Capital Resources
-------------------------------

During the first six months of 2003 the Company generated just $4,000 of cash from its operations. Total cash and equivalents decreased by $2.3 million for the period. The principal utilization of cash during the period, other than for operations, was for expenditures for property and equipment, of which $1.3 million was for additions and improvements to track structure, and for the payment of dividends.

In management's opinion, cash generated from operations during the remainder of 2003 will be sufficient to enable the Company to meet its operating expenses and capital expenditure and dividend requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of June 30, 2003, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at June 30, 2003. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

Item 4. Controls and Procedures
-------------------------------

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Treasurer. Based upon that evaluation, the Chief Executive Officer and the Treasurer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There was no significant change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II - Other Information
---------------------------


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

          The Annual Meeting of Stockholders was held on April 30, 2003. Of the 4,443,755 shares of common stock entitled to vote, 3,867,911 shares were present, in person or by proxy. Of the 645 shares of preferred stock entitled to vote, 508 shares were present, in person or by proxy.

          All directors of the Company are elected on an annual basis and the following were so elected at this Annual Meeting:

          Richard  W.  Anderson,  Robert H. Eder and  Merrill  W.  Sherman  were elected  Common  Stock  Directors.  Mr.  Anderson  received  3,762,872 affirmative votes and 105,039 votes withheld, Mr. Eder received 3,378,876 affirmative votes and 489,035 votes withheld and Ms. Sherman received 3,761,172 affirmative votes and 106,739 votes withheld of common shares.

          Frank W.  Barrett,  John H.  Cronin,  J.  Joseph  Garrahy,  Orville R.
          Harrold, John J. Healy and Charles M. McCollam, Jr. were elected Preferred Stock Directors. Each director received 508 affirmative votes and no votes withheld of preferred shares.

          A resolution was presented for the appointment of Deloitte & Touche LLP as independent auditors of the accounts of the Company for 2003. The resolution received 3,771,311 affirmative votes and 51,732 negative votes of common shares with 44,868 common shares abstaining. The resolution received 508 affirmative votes and no negative votes of preferred shares.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 2003.

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


                                       PROVIDENCE AND WORCESTER
                                        RAILROAD COMPANY




                                       By: /s/ Robert H. Eder
                                       -------------------------------------
                                           Robert H. Eder,
                                           Chairman of the Board
                                            And Chief Executive Officer



                                       By: /s/ Robert J. Easton
                                       -------------------------------------
                                           Robert J. Easton,
                                           Treasurer and Chief
                                            Financial Officer


DATED:  August 13, 2003

                                                              EXHIBIT 31.1

                    Providence and Worcester Railroad Company
                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert H. Eder, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Providence and Worcester Railroad Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on our evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


DATE:  August 13, 2003

                                       By: /s/ Robert H. Eder
                                       -------------------------------------
                                           Robert H. Eder,
                                           Chairman of the Board
                                            And Chief Executive Officer

                                                              EXHIBIT 31.2

                    Providence and Worcester Railroad Company
                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert J. Easton certify that:

1. I have reviewed this quarterly report on Form 10-Q of Providence and Worcester Railroad Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on our evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

DATE:  August 13, 2003
                                       By: /s/ Robert J. Easton
                                       -------------------------------------
                                         Robert J. Easton
                                         Treasurer and Principal
                                         Financial Officer

                                                  EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company ("the Company") on form 10-Q for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                                   /s/ Robert H. Eder
                                  -------------------------------------
                                  Robert H. Eder,
                                  Chairman of the Board and Chief
                                   Executive Officer
                                  August 13, 2003

In connection with the Quarterly Report of Providence and Worcester Railroad Company ("the Company") on form 10-Q for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of Section 13(a) or 15
          (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                   /s/ Robert J. Easton
                                  -------------------------------------
                                  Robert J. Easton,
                                  Treasurer and Principal
                                   Financial Officer
                                  August 13, 2003