Form 10-Q
period 2003-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2003-11-14
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended September 30, 2003


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

YES  X    NO ___
    ---

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ___   NO X
            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 31, 2003, the registrant has 4,454,016 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index



Part I - Financial Information

     Item 1 - Financial Statements:

          Balance  Sheets - September 30, 2003 and December 31, 2002......     3


          Statements of Income (Loss) - Three and
          Nine Months Ended September 30, 2003
          and 2002........................................................     4

          Statements of Cash Flows - Nine
          months Ended September 30, 2003 and 2002........................     5


          Notes to Financial Statements ..................................  6-10

     Item 2 -Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................ 11-15

     Item 3 -Quantitative and Qualitative Disclosures About Market Risk...    15

     Item 4 -Controls and Procedures......................................    16

Part II - Other Information:

     Item 6 - Exhibits and Reports on  Form 8-K ..........................    16

Signatures ...............................................................    17

EXHIBIT 31-Certifications Pursuant To Section 302
           of The Sarbanes-Oxley Act of 2002.............................. 18-19

EXHIBIT 32- Certifications Pursuant To 18 U.S.C.
            Section 1350, as Adopted Pursuant To
            Section 906 of The Sarbanes-Oxley Act of 2002.................    20

Item 1.  Financial Statements
-----------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                       September 30,December 31,
                                                              2003         2002
                                                          (Unaudited)
                                                            -------      -------

Current Assets:
 Cash and equivalents ................................      $ 1,208      $ 2,888
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2003 and 2002 .........        3,570        3,304
 Materials and supplies ..............................        1,420        1,634
 Prepaid expenses and other ..........................          174          536
 Deferred income taxes ...............................          168          126
                                                            -------      -------
  Total Current Assets ...............................        6,540        8,488
Property and Equipment, net ..........................       71,234       70,057
Land Held for Development ............................       11,958       11,955
                                                            -------      -------
Total Assets .........................................      $89,732      $90,500
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 1,655      $ 3,017
 Accrued expenses ....................................        1,024          964
                                                            -------      -------
  Total Current Liabilities ..........................        2,679        3,981
                                                            -------      -------
Profit-Sharing Plan Contribution .....................          100           --
                                                            -------      -------
Deferred Grant Income ................................        8,068        7,980
                                                            -------      -------
Deferred Income Taxes ................................       10,145        9,898
                                                            -------      -------
Commitments and Contingent Liabilities
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  645 shares in 2003 and 2002 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,452,517 shares in 2003 and 4,443,380
  shares in 2002 .....................................        2,226        2,222
 Additional paid-in capital ..........................       29,673       29,619
 Retained earnings ...................................       36,809       36,768
                                                            -------      -------
  Total Shareholders' Equity .........................       68,740       68,641
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $89,732      $90,500
                                                            =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                     STATEMENTS OF INCOME (LOSS) (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                          2003       2002       2003      2002
                                        -------    -------    -------   -------
Revenues:
Operating Revenues - Freight
 and Non-Freight .....................   $ 6,674    $6,313   $ 17,789   $17,553
Other Income .........................       253       147        515       643
                                         -------    ------   --------   -------
   Total Revenues ....................     6,927     6,460     18,304    18,196
                                         -------    ------   --------   -------

Operating Expenses:
 Maintenance of way and
  structures .........................       865       678      2,700     2,819
 Maintenance of equipment ............       561       518      1,709     1,555
 Transportation ......................     1,614     1,705      4,902     4,818
 General and administrative ..........       980       998      2,814     2,932
 Depreciation ........................       718       668      2,153     1,991
 Taxes, other than income
  taxes ..............................       555       568      1,703     1,798
 Car hire, net .......................       218       192        618       737
 Employee retirement plans ...........       157        57        270       171
 Track usage fees ....................       190       248        533     1,513
                                         -------    ------   --------   -------
  Total Operating Expenses ...........     5,858     5,632     17,402    18,334
                                         -------    ------   --------   -------

Income (Loss) before Income
 Taxes (Benefit) .....................     1,069       828        902      (138)
Provision for Income Taxes
 (Benefit) ...........................       375       285        325       (50)
                                         -------    ------   --------   -------
Net Income (Loss) ....................       694       543        577       (88)

Preferred Stock Dividends ............        --        --          3         3
                                         -------    ------   --------   -------
Net Income (Loss) Available to
 Common Shareholders .................   $   694    $  543   $    574   $   (91)
                                         =======    ======   ========   =======

Basic Income (Loss) Per Common
 Share ...............................   $   .16    $  .12   $    .13   $  (.02)
                                         =======    ======   ========   =======

Diluted Income (Loss) Per
 Common Share ........................   $   .15    $  .12   $    .13   $  (.02)
                                         =======    ======   ========   =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                 Nine Months Ended September 30,
                                                             2003         2002
                                                           -------      -------
Cash Flows from Operating Activities:
Net income (loss) ....................................     $   577      $   (88)
Adjustments to reconcile net income to net
 cash flows from operating activities:
 Depreciation ........................................       2,153        1,991
 Amortization of deferred grant income ...............        (165)        (160)
 Profit-sharing plan contribution to be
  funded with common stock ...........................         100           --
 Gains from sale of property, equipment and
  easements, net .....................................        (157)        (239)
 Deferred income tax expense .........................         205          245
 Other ...............................................          --            6
 Increase (decrease) in cash from:
  Accounts receivable ................................        (365)         269
  Materials and supplies .............................         214           76
  Prepaid expenses and other .........................         362           22
  Accounts payable and accrued expenses ..............      (1,359)       1,451
                                                           -------      -------
Net cash flows from operating activities .............       1,565        3,573
                                                           -------      -------

Cash Flows from Investing Activities:
Purchase of property and equipment ...................      (3,294)      (3,932)
Proceeds from sale of property, equipment and
 easements ...........................................         175          315
Proceeds from deferred grant income ..................         352          285
                                                           -------      -------
Net cash flows used in investing activities ..........      (2,767)      (3,332)
                                                           -------      -------

Cash Flows from Financing Activities:
Dividends paid .......................................        (536)        (535)
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          58           75
                                                           -------      -------
Net cash flows used in financing activities ..........        (478)        (460)
                                                           -------      -------

Decrease in Cash and Equivalents .....................      (1,680)        (219)
Cash and Equivalents, Beginning of Period ............       2,888        3,804
                                                           -------      -------
Cash and Equivalents, End of Period ..................     $ 1,208      $ 3,585
                                                           =======      =======

Supplemental Disclosures:

Cash received during the period from Income
 tax refunds .........................................     $   156      $    --
                                                           =======      =======

Non-cash transactions are described in Note 2.

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2003 and the results of operations and cash flows for the interim periods ended September 30, 2003 and 2002. Certain prior period amounts have been reclassified to be consistent with current period presentation. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

2.   Changes in Shareholders' Equity:
                                                                        Total
                                                    Additional          Share
                                Preferred  Common    Paid-in   Retained holders'
                                  Stock    Stock     Capital   Earnings Equity
                                 -------   -------   -------   -------  -------
     Balance, December 31,2002   $    32   $ 2,222   $29,619   $36,768  $68,641
     Issuance of 9,137
      common shares for
      stock options
      exercised and
      employee stock
      purchases ..............                   4        54                 58
     Dividends:
      Preferred stock,
      $5.00 per share ........                                      (3)      (3)
      Common stock, $.12
      per share ..............                                    (533)    (533)
     Net income for the
      period .................                                     577      577
                                 -------   -------   -------   -------  -------
     Balance, September 30, 2003 $    32   $ 2,226   $29,673   $36,809  $68,740
                                 =======   =======   =======   =======  =======


     During the nine months ended September 30, 2002 the Company issued 16,205 shares of its common stock with an aggregate fair market value of $151 to fund its 2001 profit-sharing plan contribution.

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

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                 (Dollars in Thousands Except Per Share Amounts)

4.       Other Income:

                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                   -------------------       -------------------
                                    2003         2002         2003         2002
                                   ------       ------       ------       ------
     Gains from sale of
      property, equipment and
      easements, net ......        $  145       $   38       $  157       $  239
     Rentals ..............           107           99          350          365
     Interest .............             1           10            8           39
                                   ------       ------       ------       ------
                                   $  253       $  147       $  515       $  643
                                   ======       ======       ======       ======


5.   Income (Loss) Per Share:

     Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during each period. Diluted income
     (loss) per common share reflects the effect of the Company's outstanding convertible preferred stock, options and warrants except where such items would be antidilutive.

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                   ---------------------   ---------------------
                                     2003        2002        2003        2002
                                   ---------   ---------   ---------   ---------
     Weighted average shares
      for basic ............       4,449,774   4,435,596   4,446,775   4,424,715
     Dilutive effect of
      convertible preferred
      stock, options and
      warrants .............          69,355      67,829      65,912          --
                                   ---------   ---------   ---------   ---------
    Weighted average shares
      for diluted ..........       4,519,129   4,503,425   4,512,687   4,424,715
                                   =========   =========   =========   =========


     Options and warrants to purchase 187,559 shares and 208,214 shares of common stock were outstanding for the three and nine month periods ended September 30, 2003, respectively, and options and warrants to purchase 199,010 shares and 226,576 shares of common stock were outstanding for the three and nine month periods ended September 30, 2002 respectively, but were not included in the computation of diluted earnings (loss) per share because their effect would be antidilutive.

6.   Amtrak Arbitration:

     The  Company  was  party to an  arbitration  proceeding  with the  National
     Railroad Passenger Corporation ("Amtrak") concerning Amtrak's claim for rate increases with respect to the Company's freight operations over a portion of Amtrak's Northeast Corridor in the states of Rhode Island and Connecticut. The arbitrator issued a decision in June 2002 in which he ordered the Company to pay Amtrak additional track usage fees and siding maintenance costs retroactive to July 9, 1999. The total amount owed by the Company for the period from July 9, 1999 through March 31, 2002 was approximately $1,250, of which $1,150 relates to years prior to 2002. This amount was charged to operations during the nine months ended September 30, 2002.

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

8.   Dividends:

     On October 29, 2003, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable November 20, 2003 to shareholders of record November 6, 2003.

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

     Compensation", the Company's net income (loss) and net income (loss) per share would have been reported as follows:


                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                      -------------------   -------------------
                                       2003        2002      2003        2002
                                      ------      ------    ------      ------
      Net income (loss)
       available to common
       shareholders:
      As reported .................   $  694      $  543    $  574     $   (91)
      Less impact of stock
       option expense                     10           8        28          25
                                      ------      ------    ------      ------
      Pro forma ...................   $  684      $  535    $  546      $ (116)
                                      ======      ======    ======      ======
      Basic income (loss) per share:
     As reported ..................   $  .16      $  .12    $  .13      $ (.02)
     Less impact of stock
       option expense .............      .01         --        .01         .01
                                      ------      ------    ------      ------
     Pro forma ....................   $  .15      $  .12    $  .12     $  (.03)
                                      ======      ======    ======      ======
      Diluted income (loss) per share:
     As reported ..................   $  .15      $  .12    $  .13      $ (.02)
     Less impact of stock
       option expense .............       --          --       .01         .01
                                      ------      ------    ------      ------
     Pro forma ....................   $  .15      $  .12    $  .12      $ (.03)
                                      ======      ======    ======      ======



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

     In May 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for certain decisions made by the FASB as part of the Derivatives Implementation Group process. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designed after June 30, 2003. The Company adopted this statement in 2003 and there was no effect on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Company adopted this statement in 2003 and there was no effect on the Company's financial statements.

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


Critical Accounting Policies
----------------------------

The Securities and Exchange Commission ("SEC") defines critical accounting policies as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                           Three Months Ended           Nine Months Ended
                              September 30,                September 30,
                      ---------------------------- -----------------------------
                           2003           2002          2003           2002
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Freight Revenues:
  Conventional
   carloads ........  $5,516  82.7%  $5,291  83.8% $14,697  82.6% $14,704  83.8%
  Containers .......     800  12.0      679  10.8    2,218  12.5    1,913  10.9
Non-Freight
Operating
  Revenues:
  Transportation
   services ........     228   3.4      233   3.7      542   3.0      579   3.3
  Other ............     130   1.9      110   1.7      332   1.9      357   2.0


    Total...........  $6,674 100.0%  $6,313 100.0% $17,789 100.0% $17,553 100.0%
                      ====== =====   ====== =====  ======= =====  ======= =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                           Three Months Ended           Nine Months Ended
                              September 30,                September 30,
                      ---------------------------- -----------------------------
                           2003           2002          2003           2002
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Salaries, wages,
 payroll taxes and
 employee benefits $3,465   51.9% $3,454   54.7%  $9,987   56.1%  $9,960   56.7%
Casualties and
 insurance .......    244    3.7     300    4.8      788    4.4      781    4.5
Depreciation .....    718   10.8     668   10.6    2,153   12.1    1,991   11.3
Diesel fuel ......    276    4.1     256    4.1      833    4.7      762    4.3
Car hire, net ....    218    3.3     192    3.0      618    3.5      737    4.2
Purchased
 services,
 including legal
 and professional
 fees ............    374    5.6     328    5.2      968    5.4    1,277    7.3
Repair and
 maintenance of
 equipment .......    169    2.5     186    2.9      609    3.4      595    3.4
Track and signal
  materials ......    700   10.5     365    5.8    1,771    9.9    1,458    8.3
Track usage fees      190    2.8     248    3.9      533    3.0    1,513    8.6
Other materials
 and supplies ....    213    3.2     202    3.2      792    4.5      615    3.5
Other ............    324    4.9     318    5.0    1,149    6.5    1,097    6.3
                   ------  -----  ------  -----  -------  -----   ------  -----

  Total ..........  6,891  103.3   6,517  103.2   20,201  113.5   20,786  118.4
  Less capitalized
   and recovered
   costs .........  1,033   15.5     885   14.0    2,799   15.7    2,452   14.0
                   ------  -----  ------  -----  -------  -----   ------  -----

    Total ........ $5,858   87.8% $5,632   89.2% $17,402   97.8% $18,334  104.4%
                   ======  =====  ======  =====  =======  =====  =======  =====


Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002


Amtrak Arbitration:

The Company was party to an arbitration proceeding with the National Railroad Passenger Corporation ("Amtrak") concerning Amtrak's claim for rate increases with respect to the Company's freight operations over a portion of Amtrak's Northeast Corridor in the states of Rhode Island and Connecticut. The arbitrator issued a decision in June 2002 in which he ordered the Company to pay Amtrak additional track usage fees and siding maintenance costs retroactive to July 9, 1999. The statement of loss for the nine months ended September 30, 2002 includes $940,000 of track usage fees and $210,000 of siding maintenance costs which relate to years prior to 2002. In prior years it was the Company's practice to net its track usage fees against conventional freight revenues. Because of the increased significance of track usage fees upon the Company's operations and in order to conform to common industry practice the Company began reporting track usage fees as an operating expense in its financial statements for the year ended December 31, 2002. Operating revenues and expenses for the nine months ended September 30, 2002 have been reclassified to conform to the current presentation.


Operating Revenues:

Operating revenues increased $236,000, or 1.3%, to $17.8 million in the nine months ended September 30, 2003 from $17.6 million in 2002. This increase is the net result of a $305,000 (15.9%) increase in container freight revenues partially offset by a $7,000 decrease in conventional freight revenues and a $62,000 (6.6%) decrease in non-freight operating revenues.

The increase in container freight revenues is the result of a 4.7% increase in traffic volume and a 10.8% increase in the average revenue received per container. Intermodal containers handled during the nine-month period increased by 2,211 to 49,717 in 2003 from 47,506 in 2002. The increase in the average revenue received per container is the result of a contractual rate increase as well as a change in the mix of containers handled.

The small decrease in conventional freight revenues is the result of a 4.1% decrease in conventional carloadings largely offset by a 4.2% increase in the average revenue received per carloading. The Company's conventional carloadings decreased by 999 to 23,354 in the first nine months of 2003 from 24,353 in 2002. The decline in conventional traffic is largely attributable to a decrease in construction aggregate carloadings partially offset by an increase in carloadings of coal. The decrease in construction aggregate traffic, a lower rated commodity, has had the effect of increasing the traffic mix toward higher rated commodities, thereby resulting in an increase in the average revenue received per carloading.

The decrease in non-freight operating revenues for the nine-month period is the result of modest decreases in maintenance department billings, as well as demurrage and other miscellaneous billings. Revenues of this nature typically vary from period to period depending upon the needs of freight customers and other outside parties.


Other Income:

Other income decreased by $128,000 to $515,000 in the first nine months of 2003 from $643,000 in 2002. This decrease results from lower gains from sales of property, equipment and easements. In addition interest earned on temporary cash investments has decreased due to lower cash balances and a decrease in interest rates.

Operating Expenses:

Operating expenses for the nine-month period decreased by $932,000 to $17.4 million in 2003 from $18.3 million in 2002. This decrease reflects the impact of the prior year portion of the Amtrak arbitration award upon 2002. Operating expenses for 2003 include $100,000 of profit-sharing expense, whereas there was no profit-sharing expense in 2002.


Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Operating Revenues:

Operating revenues increased $361,000, or 5.7%, to $6.7 million in the third quarter of 2003 from $6.3 million in the third quarter of 2002. This increase is the combined result of a $225,000 (4.3%) increase in conventional freight revenues, a $121,000 (17.8%) increase in container freight revenues and a $15,000 (4.4%) increase in non-freight operating revenues.

The increase in conventional freight revenues results from a 6.1% increase in the average revenue received per conventional carloading partially offset by a 1.7% decrease in carloadings. The Company's conventional carloadings decreased by 168 to 9,655 in the third quarter of 2003 from 9,823 in the third quarter of 2002. The decline in conventional traffic volume for the quarter is mainly attributable to a decrease in construction aggregate carloadings partially offset by an increase in carloadings of coal. This change in commodity mix is primarily responsible for the increase in the average revenue received per conventional carloading during the quarter.

The increase in container freight revenues during the quarter is the result of a 1.8% increase in traffic volume and a 15.7% increase in the average revenue received per container. Intermodal containers handled during the quarter increased by 316 to 17,462 in the third quarter of 2003 from 17,146 in the third quarter of 2002. The increase in the average revenue received per container is attributable to a contractual rate increase, as well as a change in the mix of containers handled.

The small increase in non-freight operating revenues for the quarter results from an increase in maintenance departmental billings.

Other Income:

Other income increased by $106,000 to $253,000 in the third quarter of 2003 from $147,000 in the third quarter of 2002. The cause of this increase was a $107,000 increase in gains from the sale of property, equipment and easements. Income of this nature can vary significantly from period to period.

Operating Expenses:

Operating expenses for the third quarter increased by $226,000, or 4.0%, to $5.9 million in 2003 from $5.6 million in 2002. The third quarter of 2003 includes $100,000 of employee profit-sharing expense, whereas no profit-sharing expense was incurred in 2002.


Liquidity and Capital Resources
-------------------------------

During the first nine months of 2003 the Company generated $1.6 million of cash from its operations. Total cash and equivalents decreased by $1.7 million for the period. The principal utilization of cash during the period, other than for operations, was for expenditures for property and equipment, of which $2.0 million was for additions and improvements to track structure, and for the payment of dividends.

In management's opinion, cash generated from operations during the remainder of 2003 will be sufficient to enable the Company to meet its operating expenses and its capital expenditure and dividend requirements.

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

In May 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for certain decisions made by the FASB as part of the Derivatives Implementation Group process. This Statement is effective for contracts entered into or modified after June 30 2003, and for hedging relationships designed after June 30, 2003. The Company adopted this statement in 2003 and there was no effect of the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Company adopted this statement in 2003 and there was no effect of the Company's financial statements.


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of September 30, 2003, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at September 30, 2003. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 2003.

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


DATED:  November 14, 2003

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

DATE:  November 14, 2003
                                      By:  /s/ Robert H. Eder
                                           ---------------------------
                                           Robert H. Eder,
                                           Chairman of the Board
                                            And Chief Executive Officer

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

DATE:  November 14, 2003
                                      By:  /s/ Robert J. Easton
                                           ---------------------------
                                           Robert J. Easton
                                           Treasurer and Principal
                                           Financial Officer

                                                       EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                                  /s/ Robert H. Eder
                                  -----------------------------
                                  Robert H. Eder,
                                  Chairman of the Board And Chief
                                  Executive Officer
                                  November 14, 2003

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of Section 13(a) or 15
          (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                  /s/ Robert J. Easton
                                  -----------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  November 14, 2003