Form 10-K
period 2003-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2004-03-26
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

As of March 1, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $32,537,343. (For this purpose, all directors of the Registrant are considered affiliates.)

As of March 1, 2004, the Registrant had 4,457,594 shares of Common Stock outstanding.

Documents Incorporated by Reference -
------------------------------------

Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on April 28, 2004, is incorporated by reference into
Part III of this Form 10-K.

Exhibit Index - Page III-2.

                                     PART I

Item 1. Business
----------------

     Providence and Worcester Railroad Company ("P&W" or "the Company") is a class II regional freight railroad operating in Massachusetts, Rhode Island, Connecticut and New York. The Company is the only interstate freight carrier serving the State of Rhode Island and possesses the exclusive and perpetual right to conduct freight operations over the Northeast Corridor between New Haven, Connecticut and the Massachusetts/Rhode Island border. Since commencing independent operations in 1973, the Company, through a series of acquisitions of connecting lines, has grown from 45 miles of track to its current system of approximately 545 miles. P&W operates the largest double stack intermodal terminal facilities in New England in Worcester, Massachusetts, a strategic location for regional transportation and distribution enterprises.

     The Company transports a wide variety of commodities for its customers, including construction aggregate, iron and steel products, chemicals, lumber, scrap metals, plastic resins, cement, coal, construction and demolition debris, processed foods and edible food stuffs, such as frozen foods, corn syrup and animal and vegetable oils. Its customers include Cargill, Inc., The Dow Chemical Company, Exxon- Mobil Corporation, Frito-Lay, Inc., International Paper Company, Northeast Utilities, Smurfit-Stone Container Corporation and Tilcon Connecticut, Inc. In 2003, P&W transported approximately 32,000 carloads of freight and 65,000 intermodal containers. The Company also generates income through sales of properties, grants of easements and licenses and leases of land and tracks.

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

Industry Overview

 General

     Railroads are divided into three classes based on operating revenues: Class I, $272.0 million or more; Class II, $21.8 million to $272.0 million; and Class III, less than $21.8 million. As a result of mergers and consolidations, there are now only seven Class I railroads in the country. These large systems handle 92% of the nation's rail freight business.

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

     One result of the revitalization of the industry has been the growth of regional (over 350 miles) and short-line railroads, which has been fueled by a trend among Class I railroads to divest certain branch lines in order to focus on their long-haul core systems. There are now more than 550 of these regional and short-line railroads. They operate in all 50 states, account for nearly 30% of all rail track, employ 11% of all rail workers and generate about 8% of all rail revenue.

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

 Quonset/Davisville

     The State of Rhode Island and the federal government are progressing with the redevelopment of a 1,000 acre portion of the former Naval facility at Quonset/Davisville to a more active port and industrial park. This facility already houses a number of rail oriented industries and an auto port. Construction of a freight rail improvement project to provide additional track capacity and double stack clearance on the Northeast Corridor between Quonset/Davisville and the connection of the Corridor to the Company's main line at Central Falls, R.I commenced in 2002 at a cost in excess of $120 million and scheduled to be completed by the first quarter of 2006.

 Massachusetts Highway Improvement Program

     Work  is  continuing  on a  significant  expansion  of the  Company's  bulk transload and intermodal yards in Worcester in conjunction with the Massachusetts Highway Department's $250 million project creating a direct Worcester connection to the Massachusetts Turnpike. This project will result in a near doubling of the Company's transload facilities when completed.

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

 Port of Providence

     The Port of Providence, in conjunction with the Company, has made investments in its infrastructure, including paving, lighting and "on dock" rail, to accommodate growth in the movement of imported coal to inland markets and to handle that product more efficiently. This is expected to be a growing source of revenue for the Company over the next few years. More than 300,000 tons of coal were handled through the Port of Providence in 2003.

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

     The Company is dependent upon the railroads with which it interchanges freight traffic to enable it to properly service its customers at competitive rates. Failure of any of these connecting railroads to provide adequate service at reasonable rates can result in a loss of freight customers and revenues.

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

 Customers

     The Company serves approximately 165 customers in Massachusetts, Rhode Island, Connecticut and New York. The Company's 10 largest customers account for nearly half of its operating revenues. In 2003, Tilcon Connecticut, Inc., which ships construction aggregate from three separate quarries on P&W's system to asphalt production plants in Connecticut and New York, accounted for approximately 13.3% of the Company's operating revenues. No other customer accounted for 10% or more of its total operating revenues in 2003.

 Markets

     The Company transports a wide variety of commodities for its customers. In 2003, chemicals and plastics and construction aggregate were the two largest commodity groups transported by the Company, constituting 33% and 16%, respectively, of conventional carload freight revenues. The following table summarizes the Company's conventional carload freight revenues by commodity group as a percentage of such revenues:

Commodity                              2003     2002     2001     2000     1999
---------                              ----     ----     ----     ----     ----
Chemicals and plastics ............      33%      35%      34%      38%      41%
Construction aggregate ............      16       20       19       17       17
Food and agricultural products ....      12       12       13       13       14
Forest and paper products .........      12       13       16       16       14
Metal products ..........                10        7        7        8        5
Scrap metal and waste .............       9        8        6        6        6
Other, including coal .............       8        5        5        2        3
                                        ---      ---      ---      ---      ---
   Total ..........................     100%     100%     100%     100%     100%
                                        ===      ===      ===      ===      ===

 Sales and Marketing

     P&W's sales and marketing staff of three people has substantial experience in pricing and marketing railroad services. The sales and marketing staff focuses on understanding and addressing the raw material requirements and transportation needs of its existing customers and businesses on its lines. The staff grows existing business by maintaining close working relationships with both customers and connecting carriers. The sales and marketing staff strives to generate new business for the Company through (i) targeting companies already on P&W's rail lines but not currently using rail services or not using them to their full capacity, (ii) working with state and local development officials, developers and real estate brokers to encourage the development of industry on the Company's rail lines and (iii) identifying and targeting the non-rail transportation of goods into and out of the region in which the Company operates. Unlike many other regional and short-line railroads, the Company is able to offer its customers creative pricing and routing alternatives because of its multiple connections to other carriers.

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

 Employees

     As of January 1, 2004, the Company had 153 full-time employees, 117 of whom are represented by three railroad labor organizations that are national in scope. The Company's employees have been represented by unions since the Company commenced independent operations in 1973.

     The Company's initial agreement with the United Transportation Union covering the trainmen was unusual in the railroad industry since it provided the Company with discretion in determining crew sizes, eliminated craft distinctions and provided a guaranteed annual wage for a maximum number of hours worked. The Company's collective bargaining agreements have been in effect since February 1973 for trainmen, since May 1974 for clerical employees and dispatchers and since June 1974 for maintenance employees. These contracts do not expire but are subject to re-negotiation after the agreed-upon moratoriums. P&W's moratorium periods are currently five years in length. The labor agreements may next be amended at July 1, 2004 for the United Transportation Union (trainmen), July 1, 2006 for the Brotherhood of Railroad Signalmen (maintenance) and December 31, 2005 for the Transportation Communications Union (clerical). The Company considers its employee and labor relations to be good.

Competition

     The Company is the only rail carrier serving businesses located on- line. However, the Company competes with other carriers in the location of new rail-oriented businesses in the region. The Company also competes with other modes of transportation, particularly long-haul trucking companies, for the transportation of commodities. Any improvement in the cost or quality of these alternate modes of transportation, for example, legislation granting material increases in truck size or allowable weight, could increase competition and may materially adversely affect the Company's business and results of operations. As a means of competing, P&W strives to offer greater convenience and better service than competing rail carriers and at costs lower than some competing non-rail carriers. The Company also competes by participating in efforts to attract new industry to the areas which it serves.

     Certain rail competitors, including CSX and Norfolk Southern, are larger or better capitalized than the Company. While P&W believes that CSX and Norfolk Southern's acquisition and division of Conrail will lead to expansion opportunities, this transaction has also led to increased competition with other freight railroads, particularly in Massachusetts, and efforts by CSX and Norfolk Southern to reduce revenue to connecting regional and short-line carriers.

     The Company believes that its ability to grow depends, in part, upon its ability to acquire additional connecting rail lines. In making acquisitions, P&W competes with other short-line and regional rail operators, some of which are larger and have greater financial resources than the Company.

Governmental Regulation

     The Company is subject to governmental regulation by the United States Surface Transportation Board ("the STB"), the Federal Railroad Administration ("the FRA") and other federal, state and local regulatory authorities with respect to certain rates and railroad operations, as well as a variety of health, safety, labor, environmental and other matters, all of which could potentially affect the competitive position and profitability of the Company. Additionally, the Company is subject to STB regulation and may be required to obtain STB approval prior to its acquisition of any new railroad properties. Management of the Company believes that the regulatory freedoms granted by the Staggers Rail Act have been beneficial to the Company by giving it flexibility to adjust prices and operations to respond to market forces and industry changes. However, various interests, and certain members of the United States Congress (which has jurisdiction over federal regulation of railroads), have from time to time expressed their intention to support legislation that would eliminate or reduce significant freedoms granted by the Staggers Rail Act.

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

     Virtually all of the main lines on which the Company operates are in FRA class 3 condition (allowing 40 m.p.h. speeds) or better. The Company intends to maintain the main line tracks which it owns in such excellent condition.

     Of the approximately 545 miles of the Company's system, 312 miles, or 57%, are located in Connecticut, 103 miles, or 19%, are located in Massachusetts, 102 miles, or 19%, are located in Rhode Island and 28 miles, or 5%, are located in New York.

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

 Rolling Stock

     The following schedule sets forth the rolling stock owned by the Company as of December 31, 2003:

     Description                                                    Number
     -----------                                                    ------
     Locomotive ..................................................      31
     Gondola .....................................................      77
     Flat Car ....................................................       5
     Ballast Car .................................................      30
     Passenger Equipment .........................................       7
     Caboose .....................................................       2
                                                                    ------
          Total ..................................................     152
                                                                    ======

     The 31 diesel electric locomotives, which include nine used 3,900 horsepower GE B39-8 locomotives acquired in 2002 and 2003, are used on a daily basis, are maintained to a high standard, comply with all FRA and Association of American Railroads rules and regulations and are adequate for the needs of the Company's freight operations. The gondolas and flat cars are considered modern rail cars and are used by certain P&W customers. Other rail freight customers use their own freight cars or obtain such equipment from other sources. The ballast cars are used in track maintenance. From time to time, the Company has leased ballast cars to other adjoining railroads. The passenger equipment and caboose are not utilized in P&W's rail freight operations but are used on an occasional basis for Company functions, excursions and charter trips.

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

     In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company and others, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al. (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al.), C.A. No. 01-496/L, on December 18, 2002. The Company is one of about sixty parties named thus far by Plaintiffs, who seek to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs allege that the Company is liable under 42 U.S.C.
section 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company has entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. The Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site. The Company will contest this suit.

     On December 15, 2003, the EPA issued a second "Notice of Potential Liability" letter to the Company regarding the Site. The EPA again identified the Company as a PRP, this time because EPA "believes that [the Company] accepted hazardous substance for transport to disposal or treatment facilities and selected the site for disposal." The Company responded again to EPA stating that it is interested in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site.


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



                                       Common Stock
                                       ------------
                                      Trading Prices         Dividends Paid
                                      --------------         --------------
                                  High            Low     Preferred      Common
                                  ----            ---     ---------      ------
2003
     First Quarter ........        7.87           6.75      $  5.00      $ .04
     Second Quarter .......        7.30           6.25          -0-        .04
     Third Quarter ........        9.46           7.00          -0-        .04
     Fourth Quarter .......        9.50           8.60          -0-        .04

2002
     First Quarter ........        8.36           6.87      $  5.00      $ .04
     Second Quarter .......       11.99           7.85          -0-        .04
     Third Quarter ........        8.30           6.86          -0-        .04
     Fourth Quarter .......        8.44           6.05          -0-        .04




As of March 1, 2004, there were approximately 688 holders of record of the Company's Common Stock.

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


                                             Years Ended December 31,
                                   2003      2002      2001      2000      1999
                                 -------   -------   -------   -------   -------
                                     (in thousands, except per share amounts)
Income Statement Data:
 Operating revenues ..........   $23,961   $22,868   $22,598   $23,470   $22,152
 Other income ................       661       877     1,003     2,049     3,974
                                 -------   -------   -------   -------   -------
 Total Revenues ..............    24,622    23,745    23,601    25,519    26,126
 Operating expenses ..........    23,554    23,698    22,245    22,301    21,410
                                 -------   -------   -------   -------   -------
 Income before income taxes ..     1,068        47     1,356     3,218     4,716
 Provision for income taxes ..       400        25       505     1,200     1,690
                                 -------   -------   -------   -------   -------
 Net income ..................       668        22       851     2,018     3,026
 Preferred Stock dividend ....         3         3         3         3         3
                                 -------   -------   -------   -------   -------

 Net income available to
  common shareholders ........   $   665   $    19   $   848   $ 2,015   $ 3,023
                                 =======   =======   =======   =======   =======

 Basic income per common
  share ......................   $   .15   $    --   $   .19   $   .47   $   .71
                                 =======   =======   =======   =======   =======

 Diluted income per common
  share ......................   $   .15   $    --   $   .19   $   .46   $   .70
                                 =======   =======   =======   =======   =======

 Weighted average
  shares-basic ...............     4,449     4,429     4,390     4,323     4,260
                                 =======   =======   =======   =======   =======

 Weighted average
  shares-diluted .............     4,516     4,497     4,458     4,390     4,334
                                 =======   =======   =======   =======   =======

 Cash dividends declared on
  Common Stock ...............   $   712   $   710   $   702   $   693   $   640
                                 =======   =======   =======   =======   =======


                                                   December 31,
                                   2003      2002      2001      2000      1999
                                 -------   -------   -------   -------   -------
                                            (in thousands)
Balance Sheet Data:
 Total assets ................   $90,619   $90,500   $89,161   $89,073   $86,371
 Shareholders' equity ........    68,691    68,641    69,073    68,483    66,683

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

The Company's significant accounting policies are described in Note 1 of the Notes to Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the Company's policy for the evaluation of long-lived asset impairment meets the SEC definition of critical.

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

The Company's operating expenses consist of salaries and wages and related payroll taxes and employee benefits, depreciation, insurance and casualty claim expense, diesel fuel, car hire, property taxes, materials and supplies, purchased services, track usage fees and other expenses. Many of the Company's operating expenses are of a relatively fixed nature and do not increase or decrease proportionately with increases or decreases in operating revenues unless the Company's management were to take specific actions to restructure the Company's operations.

When comparing the Company's results of operations from one year to another, the following factors should be taken into consideration. First, the Company has historically experienced fluctuations in operating revenues and expenses due to unpredictable events such as one-time freight moves and customer plant expansions and shut-downs. Second, the Company's freight volumes are susceptible to increases and decreases due to changes in international, national and regional economic conditions. Third, the volume of capitalized track or recollectible projects performed by the Company's Maintenance of Way and Communications & Signals Departments can vary significantly from year to year, thereby impacting total operating expenses.

The Company also generates income through sales of properties, grants of easements and licenses, and leases of land and tracks. Income or loss from sale, condemnation and disposal of property and equipment and grants of easements is recorded at the time the transaction is consummated and collectibility is assured. This income varies significantly from year to year.

One of the Company's customers, Tilcon Connecticut, Inc., which ships construction aggregate from three separate quarries on the Company's system to asphalt production plants in Connecticut and New York, accounted for approximately 13.3%, 15.7% and 14.4% of its operating revenues in 2003, 2002, and 2001, respectively. The Company does not believe that this customer will cease to be a rail shipper or will significantly decrease its freight volume in the foreseeable future. In the event that this customer should cease or significantly reduce its rail freight operations, management believes that the Company could restructure its operations to reduce operating costs by an amount sufficient to substantially offset the decrease in operating revenues.

Results of Operations

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2003            2002              2001
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Freight Revenues:
 Conventional carloads ....... $19,795   82.6%  $19,119   83.6%  $18,427   81.6%
 Containers ..................   2,953   12.3     2,406   10.5     2,826   12.5
Non-Freight Operating Revenues:
 Transportation services .....     727    3.1       806    3.5       888    3.9
 Other .......................     486    2.0       537    2.4       457    2.0
                               -------  -----   -------  -----   -------  -----
  Total ...................... $23,961  100.0%  $22,868  100.0%  $22,598  100.0%
                               =======  =====   =======  =====   =======  =====

The following table sets forth conventional carload freight revenues by commodity group in dollars and as a percentage of such revenues:


                                           Years Ended December 31,
                                -----------------------------------------------
                                     2003            2002              2001
                                -------------   --------------    -------------
                                      (in thousands, except percentages)

Chemicals and plastics .......    $ 6,463   32.7% $ 6,783  35.5% $ 6,263   34.0%
Construction aggregate .......      3,086   15.6    3,759  19.7    3,509   19.0
Food and agricultural products      2,480   12.5    2,400  12.5    2,453   13.3
Forest and paper products ....      2,454   12.4    2,434  12.7    2,847   15.5
Metal products ...............      1,966    9.9    1,382   7.2    1,275    6.9
Scrap metal and waste ........      1,694    8.6    1,508   7.9    1,203    6.5
Other, including coal ........      1,652    8.3      853   4.5      877    4.8
                                  -------  -----  ------- -----  -------  -----
  Total ......................    $19,795  100.0% $19,119 100.0% $18,427  100.0%
                                  =======  =====  ======= =====  =======  =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2003            2002              2001
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Salaries, wages, payroll taxes
 and employee benefits .......   $13,550   56.5% $13,402  58.6% $13,372   59.2%
Casualties and insurance .....     1,031    4.3    1,049   4.6      709    3.1
Depreciation and amortization      2,754   11.5    2,734  12.0    2,728   12.1
Diesel fuel ..................     1,203    5.0    1,051   4.6    1,074    4.8
Car hire, net ................       753    3.1      874   3.8      983    4.3
Purchased services, including
 legal and professional fees .     1,313    5.5    1,550   6.8    2,159    9.6
Repairs and maintenance of
 equipment ...................       947    4.0      875   3.8      803    3.5
Track and signal materials ...     1,985    8.3    2,242   9.8    2,381   10.5
Track usage fees .............       812    3.4    1,715   7.5      330    1.5
Other materials and supplies .     1,056    4.4      842   3.7      910    4.0
Other ........................     1,596    6.7    1,449   6.3    1,549    6.8
                                 -------  -----  ------- -----  -------  -----
 Total .......................    27,000  112.7   27,783 121.5   26,998  119.4
 Less capitalized and
  recovered costs ............     3,446   14.4    4,085  17.9    4,753   21.0
                                 -------  -----  ------- -----  -------  -----
  Total ......................   $23,554   98.3% $23,698 103.6% $22,245   98.4%
                                 =======  =====  ======= =====  =======  =====


Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Amtrak Arbitration

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

Operating Revenues

Operating revenues increased $1.1 million, or 4.8%, to $24.0 million in 2003 from $22.9 million in 2002. This increase was comprised of a $676,000 (3.5%) increase in conventional freight revenues and a $547,000 (22.7%) increase in container freight revenues partially offset by a $130,000 (9.7%) decrease in non-freight operating revenues.

The increase in conventional freight revenues results from a 3.5% increase in the average revenue received per conventional carloading. The Company's conventional freight carloadings increased by just 10 to 31,948 in 2003 from 31,938 in 2002. Increases in carloadings of certain commodities, such as metal products and coal were largely offset by decreases in carloadings of construction aggregates and certain other commodities. The increase in the average revenue received per conventional carloading is attributable to a shift in traffic mix away from construction aggregates, a lower rated commodity, as well as some modest rate increases.

The increase in container freight revenues results from an increase in traffic volume and from an 11.3% increase in the average revenue received per container. Intermodal containers handled increased by 6,094, or 10.3% to 65,485 containers in 2003 from 59,391 containers in 2002. The increase in the average revenue received per container is the result of a contractual rate increase as well as a change in the mix of containers handled.

The decrease in non-freight operating revenues for the year is the result of decreases in maintenance department billings, as well as a decrease in demurrage charges. Revenues of this nature typically vary from year to year depending upon the needs of freight customers and other outside parties.

Operating Expenses

Operating expenses decreased $144,000, or .6%, to $23.6 million in 2003 from $23.7 million in 2002. Operating expenses as a percentage of operating revenues decreased to 98.3% in 2003 from 103.6% in 2002. This small decrease is attributable to the impact of the Amtrak arbitration decision on 2002, as previously discussed, offset, in part, by increases in various other expense categories including profit sharing, maintenance and utility costs.

Other Income

Other income decreased to $661,000 in 2003 from $877,000 in 2002. This decrease results from lower gains from the sale of property, equipment and easements as well as decreases in rental income and interest earned on temporary cash investments.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

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

Operating Expenses

Operating expenses increased $1.5 million, or 6.5%, to $23.7 million in 2002 from $22.2 million in 2001. Operating expenses as a percentage of operating revenues increased to 103.6% in 2002 from 98.4% in 2001. This increase is attributable to the impact of the Amtrak arbitration decision as previously discussed.

Other Income

Other income decreased to $877,000 in 2002 from $1.0 million in 2001. This decrease is primarily the result of a reduction in interest income due to lower investable cash balances and rates of return.

Liquidity and Capital Resources

The Company generated $2.4 million, $4.3 million and $3.0 million of cash from operations in 2003, 2002 and 2001, respectively. The Company's total cash and cash equivalents decreased by $1.7 million in 2003, $916,000 in 2002 and $1.8 million in 2001. The principal utilization of cash during the three year period was for expenditures for property and equipment acquisitions and payment of dividends.

During  2003,  2002  and 2001  the  Company  generated  $237,000,  $444,000  and
$498,000, respectively, from the sales and disposals of properties not considered essential for railroad operations and from the granting of easements and licenses. The Company holds various properties which could be made available for sale, lease or grants of easements and licenses. Revenues from sales of properties, easements and licenses can vary significantly from year to year.

In June 2003, the Company's principal bank renewed the Company's $3.0 million revolving line of credit for a two year period through May 31, 2005. Borrowings under this line are unsecured and bear interest at either the prime rate or one and one half per cent over either the one or three month London Interbank Offered Rates. The Company does not pay any commitment fee on this line and has no compensating balance requirements. The Company had no advances against this line of credit during 2003 and 2002.

Substantially all of the mainline track owned by the Company meets FRA Class 3 standards (permitting freight train speeds of 40 miles per hour), and the Company intends to continue to maintain this track at this level. The Company expended $2.5 million, $3.1 million and $3.4 million for track structure and bridge improvements in 2003, 2002 and 2001, respectively. Deferred grant income of $399,000 in 2003, $305,000 in 2002 and $204,000 in 2001 financed a portion of these improvements. Management estimates that $2.5 million to $3.0 million of improvements to the Company's track structure and bridges will be made in 2004, provided that sufficient funds, including grant proceeds, are available. Improvements to the Company's track structure are made, for the most part, by the Company's Maintenance of Way Department personnel.

During 2003 the Company acquired two additional used 3,900 horsepower GE B39-8 locomotives for $320,000 in cash and one older 2,250 horsepower GE U-23B locomotive which it owned.

In 2003, the Company paid dividends in the amount of $5.00 per share, aggregating $3,000, on its outstanding noncumulative Preferred Stock and $0.16 per share, aggregating $712,000, on its outstanding Common Stock. Continued payment of such dividends is contingent upon the Company's continuing to have the necessary financial resources available.

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

In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company and others, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al. (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al.), C.A. No. 01-496/L, on December 18, 2002. The Company is one of about sixty parties named thus far by Plaintiffs, who seek to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs allege that the Company is liable under 42 U.S.C.
section 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company has entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. The Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site. The Company will contest this suit.

On December 15, 2003, the EPA issued a second "Notice of Potential Liability" letter to the Company regarding the Site. EPA again identified the Company as a PRP, this time because EPA "believes that [the Company] accepted hazardous substance for transport to disposal or treatment facilities and selected the site for disposal." The Company responded again to EPA stating that it is interested in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site.

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

The permits for the property allow for construction of a dock along the west face of the South Quay. Both the ACE and CRMC permits have been extended to 2009.

In April 1999, the Rhode Island Supreme Court issued an Opinion confirming the Company's fee simple absolute title to the South Quay. In January 2000, the Rhode Island Superior Court confirmed the Company's fee simple absolute title to the 12 acre parcel adjacent to the South Quay. Also in 1999, the Rhode Island Department of Transportation entered into a contract for engineering services to undertake roadway improvements to provide direct vehicular access from the interstate highway system to the South Quay. The project is anticipated to be complete by 2005.

The City of East Providence has created a large waterfront redevelopment area with a zoning overlay that would encourage development of offices, hotels, restaurants, shops, marinas, apartments and other "clean" employment. The Company has been cooperating with the City of East Providence in these efforts. In addition, the City is moving forward with the plan, described above, that will provide a direct connection from I-195 to the South Quay.

In 2001, the Company completed overhead clearances between Worcester and the South Quay, which enables operation of double stack trains (having a height of nineteen feet, two inches) and multi-level automobile cars.

Selected Quarterly Financial Data

Historically the Company has experienced lower operating revenues in the first quarter of the year. The following table sets forth selected financial data for each quarter of 2003 and 2002. The information for each of these quarters is unaudited but includes all normal recurring adjustments that the Company considers necessary for a fair presentation. These results, however, are not necessarily indicative of results for any future period.


                                               Year Ended December 31, 2003
                                          --------------------------------------
                                           First     Second     Third    Fourth
                                          Quarter    Quarter   Quarter   Quarter
                                          -------    -------   -------   -------
                                        (in thousands, except per share amounts)
Operating Revenues ....................   $ 4,859    $ 6,256   $ 6,674   $ 6,172
Income (Loss) from Operations .........      (909)       480       816        20
Net Income (Loss) .....................      (506)       389       694        91

Basic Income (Loss) Per Common Share ..   $  (.11)   $   .09   $   .16   $   .02

Diluted Income (Loss) Per Common Share.   $  (.11)   $   .09   $   .15   $   .02

                                               Year Ended December 31, 2002
                                          --------------------------------------
                                           First     Second     Third    Fourth
                                          Quarter    Quarter   Quarter   Quarter
                                          -------    -------   -------   -------
                                        (in thousands, except per share amounts)
Operating Revenues ....................   $ 4,956    $ 6,284   $ 6,313   $5,315
Income (loss) from Operations .........      (809)      (653)      681      (49)
Net Income ............................      (313)      (318)      543      110

Basic Income (Loss) Per Common Share...   $  (.07)   $  (.07)  $   .12   $  .02

Diluted Income (Loss) Per Common Share    $  (.07)   $  (.07)  $   .12   $  .02


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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not currently intend to adopt the fair value based method of measuring compensation associated with stock awards and grants. As a consequence of continuing to utilize the intrinsic value method of measuring such compensation, the Company has provided additional disclosures in its financial statements which reflect the impact on net income and earnings per share on a pro forma basis as if it had applied the fair value method to stock-based employee compensation.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Company adopted this statement in 2003 and there was no effect on the Company's financial statements

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                          INDEX TO FINANCIAL STATEMENTS


                                                        Page
                                                        ----
Independent Auditors' Report.........................   II-11

Balance Sheets as of December 31, 2003 and 2002......   II-12

Statements of Income for the Years Ended December 31,
 2003, 2002 and 2001.................................   II-13

Statements of Shareholders' Equity for the Years Ended
 December 31, 2003, 2002 and 2001....................   II-14

Statements of Cash Flows for the Years Ended
 December 31, 2003, 2002 and 2001....................   II-15

Notes to Financial Statements........................   II-16

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Providence and Worcester Railroad Company
Worcester, Massachusetts


We have audited the accompanying balance sheets of Providence and Worcester Railroad Company as of December 31, 2003 and 2002, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 15, 2004

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)

                                                                December 31,
                                                             2003          2002
                                                           -------       -------
ASSETS
Current Assets:
 Cash and equivalents ................................     $ 1,232       $ 2,888
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2003 and 2002 .........       3,820         3,304
 Materials and supplies ..............................       1,771         1,634
 Prepaid expenses and other ..........................         239           536
 Deferred income taxes ...............................         191           126
                                                           -------       -------
  Total Current Assets ...............................       7,253         8,488

Property and Equipment, net ..........................      71,408        70,057
Land Held for Development ............................      11,958        11,955
                                                           -------       -------
Total Assets .........................................     $90,619       $90,500
                                                           =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................     $ 2,019       $ 3,017
 Accrued expenses ....................................       1,378           964
                                                           -------       -------
  Total Current Liabilities ..........................       3,397         3,981
                                                           -------       -------
Profit-Sharing Plan Contribution .....................         119            --
                                                           -------       -------
Deferred Grant Income ................................       8,154         7,980
                                                           -------       -------
Deferred Income Taxes ................................      10,258         9,898
                                                           -------       -------

Commitments and Contingencies (Note 8)................

Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding 645
  shares in 2003 and 2002 ............................          32            32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,457,494 shares in 2003 and 4,443,380  shares
  in 2002 ............................................       2,229         2,222
 Additional paid-in capital ..........................      29,709        29,619
 Retained earnings ...................................      36,721        36,768
                                                           -------       -------
  Total Shareholders' Equity .........................      68,691        68,641
                                                           -------       -------
Total Liabilities and Shareholders' Equity ...........     $90,619       $90,500
                                                           =======       =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)

                                                      Years Ended December 31,
                                                    2003       2002       2001
                                                 --------   --------   --------
Revenues:
 Operating Revenues - Freight and Non-
  Freight .....................................  $ 23,961   $ 22,868   $ 22,598
 Other Income .................................       661        877      1,003
                                                 --------   --------   --------
   Total Revenues .............................    24,622     23,745     23,601
                                                 --------   --------   --------

Expenses:
 Operating:
  Maintenance of way and structures ...........     3,639      3,279      3,124
  Maintenance of equipment ....................     2,421      2,166      2,004
  Transportation ..............................     6,701      6,532      6,326
  General and administrative ..................     3,876      3,925      4,036
  Depreciation ................................     2,754      2,734      2,681
  Taxes, other than income taxes ..............     2,258      2,253      2,391
  Car hire, net ...............................       753        874        983
  Employee retirement plans ...................       340        220        370
  Track usage fees ............................       812      1,715        330
                                                 --------   --------   --------
   Total Operating Expenses ...................    23,554     23,698     22,245
                                                 --------   --------   --------

Income before Income Taxes ....................     1,068         47      1,356

Provision for Income Taxes ....................       400         25        505
                                                 --------   --------   --------

Net Income ....................................       668         22        851

Preferred Stock Dividends .....................         3          3          3
                                                 --------   --------   --------

Net Income Available to Common Shareholders ...      665     $    19    $   848
                                                 =======     =======    =======

Basic and Diluted Income Per Common Share .....  $   .15     $    --    $   .19
                                                 =======     =======    =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in Thousands Except Per Share Amounts)

                                Years Ended December 31, 2003, 2002 and 2001
                                                                         Total
                                                   Additional            Share-
                              Preferred  Common     Paid-in   Retained  holders'
                                 Stock    Stock     Capital   Earnings   Equity
                                -------  -------   -------    -------   -------
Balance, January 1, 2001 ....   $    32  $ 2,176   $28,962    $37,313   $68,483

Issuance of 45,140 common
 shares to fund the Company's
 2000 profit sharing plan
 contribution ...............                 23        334                 357
Issuance of 14,283 common
 shares for stock options
 exercised, employee stock
 purchases, and other .......                  7         80                  87
Dividends paid:
 Preferred stock, $5.00 per
  share .....................                                      (3)       (3)
 Common stock, $.16 per share                                    (702)     (702)
Net income for the year .....                                     851       851
                                -------  -------   -------    -------   -------
Balance, December 31, 2001 ..        32    2,206    29,376     37,459    69,073

Issuance of 16,205 common
 shares to fund the Company's
 2001 profit sharing plan
 contribution ...............                  8        143                 151
Issuance of 15,937 common
 shares for stock options
 exercised, employee stock
 purchases, and other .......                  8        100                 108
Dividends paid:
 Preferred stock, $5.00 per
  share .....................                                      (3)       (3)
 Common stock, $.16 per share                                    (710)     (710)
Net income for the year .....                                      22        22
                                -------  -------   -------    -------   -------
Balance, December 31, 2002 ..        32    2,222    29,619     36,768    68,641

Issuance of 14,114 common
 shares for stock options
 exercised, employee stock
 purchases, and other .......                  7         90                  97
Dividends paid:
 Preferred stock, $5.00 per
  share .....................                                      (3)       (3)
 Common stock, $.16 per share                                    (712)     (712)
Net income for the year .....                                     668       668
                                -------  -------   -------    -------   -------
Balance, December 31, 2003 ..   $    32  $ 2,229   $29,709    $36,721   $68,691
                                =======  =======   =======    =======   =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                    Years Ended December 31,
                                                  2003        2002        2001
                                               --------    --------    --------
Cash Flows from Operating
 Activities:
 Net income .................................  $   668     $    22     $   851
 Adjustments to reconcile net income to net
  cash flows from operating activities:
   Depreciation and amortization ............    2,754       2,734       2,728
   Amortization of deferred grant income ....     (224)       (216)       (211)
   Profit-sharing plan contribution to be
     funded with common stock ...............      119          --         151
   Gains from sale, condemnation and
     disposal of property, equipment and
     easements, net .........................     (206)       (337)       (359)
   Deferred income taxes ....................      295         325         405
   Other, net ...............................       32          38          69
   Increase (decrease) in cash and
     equivalents from:
     Accounts receivable ....................     (559)        506        (642)
     Materials and supplies .................     (137)       (200)        298
     Prepaid expenses and other .............      297         (43)        219
     Accounts payable and accrued expenses ..     (604)      1,511        (489)
                                               -------     -------     -------
 Net cash flows from operating activities ...    2,435       4,340       3,020
                                               -------     -------     -------
Cash Flows from Investing Activities:
 Purchase of property and equipment .........   (4,127)     (5,378)     (5,019)
 Proceeds from sale and condemnation of
  property, equipment and easements .........      237         444         498
 Proceeds from deferred grant income ........      427         289         368
                                               -------     -------     -------
 Net cash flows used in investing activities.   (3,463)     (4,645)     (4,153)
                                               -------     -------     -------
Cash Flows from Financing Activities:
 Dividends paid .............................     (715)       (713)       (705)
 Issuance of common shares for stock options
  exercised and employee stock purchases ....       87         102          83
                                               -------     -------     -------
 Net cash flows used in financing activities      (628)       (611)       (622)
                                               -------     -------     -------
Decrease in Cash and Equivalents ............   (1,656)       (916)     (1,755)
Cash and Equivalents, Beginning of Year .....    2,888       3,804       5,559
                                               -------     -------     -------
Cash and Equivalents, End of Year ...........  $ 1,232     $ 2,888     $ 3,804
                                               =======     =======     =======

Supplemental Disclosures:
 Cash paid during year for income taxes .....  $    35     $    --     $    11
                                               =======     =======     =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in Thousands Except Per Share Amounts)

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

     One customer accounted for 13.3%, 15.7% and 14.4% of the Company's operating revenues in 2003, 2002 and 2001, respectively.

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

     Deferred Grant Income
     ---------------------

     The Company has availed itself of various federal and state programs administered by the states of Connecticut, Massachusetts and Rhode Island for reimbursement of expenditures for capital improvements. In order to receive reimbursement, the Company must submit requests for the projects, including cost estimates. The Company receives from 70% to 100% of the costs of such projects, which have included bridges, track structure and public improvements. To the extent that such grant proceeds are used for capital improvements to bridges and track structure, they are recorded as deferred grant income and amortized into operating revenues on a straight-line basis over the estimated useful lives of the related improvements ($224 in 2003, $216 in 2002 and $211 in 2001).

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

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:


                                                     Years Ended December 31,
                                                   2003        2002        2001
                                               ---------   ---------   ---------
     Weighted average shares for basic ......  4,448,627   4,428,522   4,389,916
     Dilutive effect of convertible preferred
      stock, options and warrants ...........     67,050      68,692      67,919
                                               ---------   ---------   ---------
     Weighted average shares for diluted ....  4,515,677   4,497,214   4,457,835
                                               =========   =========   =========

     Options and warrants to purchase 193,517, 188,103 and 195,503 shares of common stock were outstanding during 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per common share because their effect would be antidilutive.

     Use of Estimates
     ----------------

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The Company's principal estimates include the allowance for doubtful accounts, useful lives of properties, accrued liabilities including health insurance claims and legal and other contingencies, and income taxes.

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

                                               Years Ended December 31,

                                                   2003        2002        2001
                                                 -------     -------     -------
     Net income (loss) available to common shareholders:
      As reported .............................  $   665     $    19     $   848
      Less impact of stock option expense .....       38          30          32
                                                 -------     -------     -------
      Pro forma ...............................  $   627     $   (11)    $   816
                                                 =======     =======     =======
     Basic income (loss) per share:
      As reported .............................  $   .15     $    --     $   .19
      Less impact of stock option expense .....      .01          --          --
                                                 -------     -------     -------
      Pro forma ...............................  $   .14     $    --     $   .19
                                                 =======     =======     =======
     Diluted income (loss) per share:
      As reported .............................  $   .15     $    --     $   .19
      Less impact of stock option expense .....      .01          --         .01
                                                 -------     -------     -------
      Pro forma ...............................  $   .14     $    --     $   .18
                                                 =======     =======     =======

     The fair value of options on their grant date is measured using the Black/Scholes option pricing model. The estimated weighted average fair value of options granted during 2003, 2002 and 2001 were $4.49, $4.35 and $3.62 per option, respectively. Key assumptions used to apply this pricing model are as follows:

                                             2003       2002       2001
                                          ---------  ---------  ---------
     Average risk-free interest rate         3.62%      4.97%      4.97%
     Expected life of option grants          7.0 years  7.0 years  7.0 years
     Expected volatility of underlying stock  73%        76%        58%
     Expected dividend payment rate, as
      a percentage of the share price
      on the date of grant                   2.06%      2.37%      2.25%

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

     Comprehensive Income equals net income for 2003, 2002 and 2001.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not currently intend to adopt the fair value based method of measuring compensation associated with stock awards and grants. As a consequence of continuing to utilize the intrinsic value method of measuring such compensation, the Company has provided additional disclosures in its financial statements which reflect the impact on net income and earnings per share on a pro forma basis as if it had applied the fair value method to stock-based employee compensation.

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

2.   Property and Equipment

     Property and equipment consists of the following:
                                                              December 31,
                                                           2003           2002
                                                         -------        -------
     Land and improvements ....................          $10,552        $10,414
     Track structure ..........................           65,051         62,473
     Buildings and other structures ...........            8,279          7,888
     Equipment ................................           25,578         24,962
                                                         -------        -------
                                                         109,460        105,737
     Less accumulated depreciation ............           38,052         35,680
                                                         -------        -------
     Total property and equipment, net ........          $71,408        $70,057
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

     The permits for the property allow for construction of a dock along the west face of the South Quay. Both the ACE and CRMC permits have been extended to 2009.

     In April 1999, the Rhode Island Supreme Court issued an Opinion confirming the Company's fee simple absolute title to the South Quay. In January 2000, the Rhode Island Superior Court confirmed the Company's fee simple absolute title to the 12 acre parcel adjacent to the South Quay. Also in 1999, the Rhode Island Department of Transportation entered into a contract for engineering services to undertake roadway improvements to provide direct vehicular access from the interstate highway system to the South Quay. The project is scheduled for completion in 2005.

     The City of East Providence has created a large waterfront redevelopment area with a zoning overlay that would encourage development of offices, hotels, restaurants, shops, marinas, apartments and other "clean" employment. The Company has been cooperating with the City of East Providence in these efforts. In addition, the City is moving forward with the plan, described above, that will provide a direct connection from I-195 to the South Quay.

     In 2001, the Company completed overhead clearances between Worcester and the South Quay, which enables operation of double stack trains (having a height of nineteen feet, two inches) and multi-level automobile cars.

4.   Revolving Line of Credit

     The Company has a revolving line of credit with its principal bank in the amount of $3,000 expiring May 31, 2005. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company pays no commitment fee on this line and has no compensating balance requirements. There were no loans outstanding under the line at any time during 2003 or 2002.

5.   Other Income

     Other income consists of the following:        Years Ended December 31,
                                                   2003        2002        2001
                                                  ------      ------      ------
     Gains from sale, condemnation and
      disposal of property, equipment and
      easements, net ...........................  $  206      $  337      $  359
     Rentals and license fees under
      various operating leases .................     443         490         448
     Interest ..................................      12          50         196
                                                  ------      ------      ------
                                                  $  661      $  877      $1,003
                                                  ======      ======      ======


6.   Amtrak Arbitration

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

7.   Income Taxes

     The provision for income taxes consists of the following:

                                                     Years Ended December 31,
                                                   2003        2002        2001
                                                  ------      ------      ------
     Current:
      Federal ..........................          $  105      $ (300)     $   90
      State ............................              --          --          10
                                                  ------      ------      ------
                                                     105        (300)        100
     Deferred, Federal and State .......             295         325         405
                                                  ------      ------      ------
                                                  $  400      $   25      $  505
                                                  ======      ======      ======

     The following summarizes the estimated tax effect of temporary differences that are included in the net deferred income tax provision: Years Ended December 31,
                                                     Years Ended December 31,
                                                  2003        2002        2001
                                                  -----       -----       -----
     Depreciation ...........................     $ 431       $ 382       $ 326
     Deferred grant income ..................       (62)        (32)          2
     Gains from sale, condemnation and
      disposal of property and equipment ....        (8)        (15)        (20)
     Accrued casualty and other claims ......       (74)        (56)         56
     Other ..................................         8          46          41
                                                  -----       -----       -----
                                                  $ 295       $ 325       $ 405
                                                  =====       =====       =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income tax liability as of December 31, 2003 and 2002 are as follows:

                                                               December 31,
                                                            2003          2002
                                                          -------       -------
     Deferred income tax liabilities:
      Differences between book and tax basis of
       property and equipment .......................     $13,146       $12,723
      Other .........................................          14            13
                                                          -------       -------
                                                           13,160        12,736
                                                          -------       -------
     Deferred income tax assets:
      Rental income received in advance .............        --               7
      Deferred grant income .........................       2,895         2,833
      Accrued casualty and other claims .............         154            80
      Allowance for doubtful accounts and other .....          44            44
                                                          -------       -------
                                                            3,093         2,964
                                                          -------       -------

     Net deferred income tax liability ..............     $10,067       $ 9,772
                                                          =======       =======

     A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:


                                                      Years Ended December 31,
                                                     2003       2002       2001
                                                     ----       ----       ----
     Federal statutory rate .......................    34%        34%        34%
     Depreciation of properties acquired from
      bankrupt railroads having a tax basis
      in excess of cost ...........................    (6)       (48)        (3)
     Non deductible expenses, etc .................     9         67          5
     State income tax, net of federal income
      tax benefit .................................    --         --          1
                                                     ----       ----       ----
     Effective tax rate ...........................    37%        53%        37%
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

     In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company and others, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al. (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al.), C.A. No. 01-496/L, on December 18, 2002. The Company is one of about sixty parties named thus far by Plaintiffs, who seek to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs allege that the Company is liable under 42 U.S.C. section 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company has entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. The Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site. The Company will contest this suit.

     On December 15, 2003, the EPA issued a second "Notice of Potential Liability" letter to the Company regarding the Site. EPA again identified the Company as a PRP, this time because EPA "believes that [the Company] accepted hazardous substance for transport to disposal or treatment facilities and selected the site for disposal." The Company responded again to EPA stating that it is interested in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site.

9.   Employee Benefit Plans

     Stock Option Plan
     -----------------

     The Company has a non-qualified stock option plan ("SOP") covering all management personnel having a minimum of one year of service with the Company and who are not holders of a majority of either its outstanding common stock or its outstanding preferred stock. In addition, the Company's outside directors are eligible to participate in the SOP. The SOP covers 50,000 common shares or 5% of the shares of common stock outstanding, whichever is greater (222,875 shares at December 31, 2003). Options granted under the SOP, which are fully vested when granted, are exercisable over a ten year period at the market price for the Company's common stock as of the date the options are granted.

     Changes in stock options outstanding are as follows:

                                                            Weighted Average
                                                            ----------------
                                             Number         Exercise   Fair
                                             of shares        Price    Value
                                             ------          ------   ------
     Outstanding at January 1, 2001 ....     41,604          $ 9.70

     Granted ...........................      8,130            7.13   $ 3.62
     Exercised .........................     (1,220)           5.72
     Expired ...........................     (1,763)           5.99
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2001.................     46,751            9.50

     Granted ...........................      8,200            6.75   $ 4.35
     Exercised .........................     (3,431)           7.17
     Expired ...........................     (2,761)           6.88
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2002.................     48,759            9.35

     Granted ...........................      8,270            7.75   $ 4.49
     Exercised .........................     (2,344)           7.21
     Expired ...........................     (3,379)           7.34
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2003.................     51,306          $ 9.32
                                             ======          ======   ======

     The following table sets forth information regarding options at December 31, 2003:


                                                   Weighted Average
                     Range of       Number         ----------------
         Number      Exercise      Currently    Exercise   Remaining
        of Options    Prices      Exercisable     Price   Life (in years)
       ---------    ----------    ----------    ---------- -----------
         38,747    $6.75 - 8.00     38,747         $7.38        6
         12,559    12.38 - 18.38    12,559         15.30        5

     Defined Contribution Retirement Plans
     -------------------------------------

     The Company has a deferred profit-sharing plan ("Plan") which covers all of its employees who are members of its collective bargaining units. Contributions to the Plan are required in years in which the Company has income from "railroad operations" as defined in the Plan. Contributions are to be equal to at least 10% but not more than 15% of the greater of income before income taxes or income from railroad operations subject to a maximum contribution of $3.5 per eligible employee. Contributions to the Plan may be made in cash or in shares of the Company's common stock valued at the closing market price on the day contributed. Contributions accrued under this Plan amounted to $119 in 2003 and $151 in 2001. No contributions were accrued in 2002 since the Company had negative income from operations. The Company made its 2001 contribution and intends to make its 2003 contribution in newly issued shares of its common stock.

     The Company also has a Simplified Employee Pension Plan ("SEPP") which covers substantially all employees who are not members of one of its collective bargaining units. Contributions to the SEPP are discretionary and are determined annually as a percentage of each covered employee's compensation up to the maximum amount allowable by law. Contributions accrued under the SEPP amounted to $204 in 2003, $203 in 2002 and $201 in 2001 which, in each year, was less than the maximum amount allowable by law.

     Employee Stock Purchase Plan
     ----------------------------

     The Company has an Employee Stock Purchase Plan ("ESPP") under which eligible employees may purchase registered shares of common stock at 85% of the market price for such shares. An aggregate of 200,000 shares of common stock are authorized for issuance under the ESPP which was established in 1997. Any shares purchased under the ESPP are subject to a two year lock-up. ESPP purchases amounted to 10,665 shares in 2003, 11,831 shares in 2002 and 12,413 shares in 2001.

10.  Preferred Stock

     The Company's $50 par value preferred stock is convertible into 100 shares of common stock at the option of the shareholder. The noncumulative stock dividend is fixed by the Company's Charter at an annual rate of $5.00 per share, out of funds legally available for the payment of dividends.

     The holders of preferred stock and holders of common stock are entitled to one vote per share, voting as separate classes, upon matters voted on by shareholders. The holders of common stock elect one third of the Board of Directors; the voters of preferred stock elect the remainder of the Board.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
     Financial Disclosure
     --------------------

None.

Item 9A. Controls and Procedures
--------------------------------

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the year covered by this annual report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Treasurer. Based upon that evaluation, the Chief Executive Officer and the Treasurer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There was no significant change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal year that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

For information with respect to the directors of the Company, see Pages 3 through 6 of the Company's definitive proxy statement for the 2004 annual meeting of its shareholders, which pages are incorporated herein by reference.

The following are the executive officers of the Company:

                                                Date of First
Name                       Age      Position  Election to Office
----                       ---      --------  ------------------
Robert H. Eder              71      Chairman         1980
Orville R. Harrold          71      President        1980
P. Scott Conti              46      Vice President   1999
Robert J. Easton            60      Treasurer        1988
Mary A. Tanona              46      Secretary        2000

All officers hold their respective offices until their successors are duly elected and qualified. Mr. Conti served as Engineering Manager and then Chief Engineer of the Company from 1988 until his election as Vice President in 1999. Ms. Tanona joined the Company as Assistant General Counsel and Assistant Secretary beginning in 1999. Prior to joining the Company she was Associate General Counsel of Arbor National Commercial Mortgage Corporation in Boston.

The Company has adopted a written code of ethics that applies to all of its employees including its Chief Executive Officer and its Chief Financial Officer. A copy of the Company's code of ethics, entitled "Business Conduct Policy," is available on the Company's website at http://www.pwrr.com, and/ or may be obtained without charge by contacting:

Investor Relations
Attention: Wendy Lavely
Providence and Worcester Railroad Company
75 Hammond Street
Worcester, Massachusetts 01610
(800) 447-2003
Internet Address: http://www.pwrr.com; wlavely@pwrr.com

Item 11. Executive Compensation
-------------------------------

See pages 7 through 9 of the Company's definitive proxy statement for the 2004 annual meeting of its shareholders, which pages are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

See pages 11 and 12 of the Company's definitive proxy statement for the 2004 annual meeting of its shareholders, which pages are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

Not Applicable

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

See pages 13 and 14 of the Company's definitive proxy statement for the 2004 annual meeting of its shareholders which pages are incorporated herein by reference.

                                    III - 1

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)  (1)  All financial statements:

          An index of financial statements is included in Item 8, page II- 11 of this annual report

     (2)  Financial Statement schedule:

          Schedule II Valuation and Qualifying Accounts.....Page III-4

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

     (23) Independent Auditors' Consent

          (31) Certifications Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

          (32) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Not applicable.

(c)  Exhibits (annexed).

Financial Statement Schedule.  See item (a) (2.) above

                                    III - 2

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

                              Dated: March 26, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                Title                                 Date
     ---------                -----                                 ----
/s/ Robert H. Eder
________________________      Chief Executive Officer            March 26, 2004
Robert H. Eder                and Chairman (Principal
                              Executive Officer)

/s/ Orville R. Harrold
________________________      President and Director             March 26, 2004
Orville R. Harrold            (Chief Operating Officer)

/s/ Robert J. Easton
________________________      Treasurer                          March 26, 2004
Robert J. Easton              (Principal financial officer and
                              principal accounting officer)
/s/ Frank W. Barrett
________________________      Director                           March 26, 2004
Frank W. Barrett

/s/ J. Joseph Garrahy
________________________      Director                           March 26, 2004
J. Joseph Garrahy

/s/ Merrill W. Sherman
________________________      Director                           March 26, 2004
Merrill W. Sherman


                                    III - 3

                                                                     SCHEDULE II

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                              (IN THOUSAND DOLLARS)


         Column A        Column B    Column C Additions    Column D   Column E
         --------        --------    ------------------    --------   --------
                                      (1)        (2)
                         Balance   Charged to Charged to              Balance
                            at     costs and    other                  at end
       Description      beginning   expenses   accounts   Deductions     of
                        of period              describe      (A)       period
Allowance for doubtful
 accounts:
Year ended
 December 31, 2003.....   $ 125                                          $125
                          =====                                          ====
Year ended
 December 31, 2002.....   $ 125                                          $125
                          =====                                          ====
Year ended
 December 31, 1991.....   $ 125       $  5                  $   (5)      $125
                          =====       ====                  ======       ====

---------
(A) Bad debts written off.


                                    III - 4

                                                                      EXHIBIT 23




INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement Nos. 333-65937, 333-65949, and 333-21617 of Providence and Worcester Railroad Company on Form S-8 of our report dated March 15, 2004 appearing in this Annual Report on Form 10-K of Providence and Worcester Railroad Company for the year ended December 31, 2003.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 26, 2004

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

DATE:  March 26, 2004
                                      By:  /s/ Robert H. Eder
                                           ---------------------------
                                           Robert H. Eder,
                                           Chairman of the Board
                                            And Chief Executive Officer

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

DATE:  March 26, 2004
                                      By:  /s/ Robert J. Easton
                                           ---------------------------
                                           Robert J. Easton
                                           Treasurer and Principal
                                           Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providence and Worcester Railroad Company (the Company) on form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of Section 13(a) or 15
          (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                                  /s/ Robert H. Eder
                                  -----------------------------
                                  Robert H. Eder,
                                  Chairman of the Board And Chief
                                  Executive Officer
                                  March 26, 2004

In connection with the Annual Report of Providence and Worcester Railroad Company (the Company) on form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of Section 13(a) or 15
          (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                                  /s/ Robert J. Easton
                                  -----------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  March 26, 2004