Form 10-Q
period 2004-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2004-05-12
CIK 831968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended March 31, 2004

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

As of May 1, 2004, the registrant has 4,472,348 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index



   Part I - Financial Information

     Item 1 - Financial Statements:

              Balance Sheets - March 31, 2004
              (Unaudited) and December 31, 2003............................3

              Statements of Operations (Unaudited) -
              Three Months Ended March 31, 2004 and 2003...................4

              Statements of Cash Flows (Unaudited) -
              Three Months Ended March 31, 2004 and 2003...................5

              Notes to Financial Statements (Unaudited)..................6-8

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............9-11

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk..11

     Item 4 - Controls and Procedures.....................................11

   Part II - Other Information:

     Item 6 - Exhibits and Reports on Form 8-K............................11

   Signatures.............................................................12

   EXHIBIT 31-Certifications Pursuant To Section 302 of
             The Sarbanes-Oxley Act of 2002............................13-14

   EXHIBIT 32- Certifications Pursuant To 18 U.S.C.
           Section 1350, as Adopted Pursuant To
           Section 906 of The Sarbanes-Oxley Act of 2002..................15

Item 1.  Financial Statements
-----------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                          MARCH 31, DECEMBER 31,
                                                            2004          2003
                                                         (Unaudited)
                                                            -------      -------
Current Assets:
 Cash and equivalents ................................      $   792      $ 1,232
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2004 and 2003 .........        3,111        3,820
 Materials and supplies ..............................        1,814        1,771
 Prepaid expenses and other ..........................          563          239
 Deferred income taxes ...............................          171          191
                                                            -------      -------
  Total Current Assets ...............................        6,451        7,253
Property and Equipment, net ..........................       71,170       71,408
Land Held for Development ............................       11,958       11,958
                                                            -------      -------
Total Assets .........................................      $89,579      $90,619
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 1,872      $ 2,019
 Accrued expenses ....................................        1,052        1,378
                                                            -------      -------
  Total Current Liabilities ..........................        2,924        3,397
                                                            -------      -------
Profit-Sharing Plan Contribution .....................          119          119
                                                            -------      -------
Deferred Grant Income ................................        8,097        8,154
                                                            -------      -------
Deferred Income Taxes ................................       10,373       10,258
                                                            -------      -------
Commitments and Contingent Liabilities................
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  645 shares in 2004 and 2003 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,459,720 shares in 2004 and 4,457,494
  shares in 2003 .....................................        2,230        2,229
 Additional paid-in capital ..........................       29,726       29,709
 Retained earnings ...................................       36,078       36,721
                                                            -------      -------
  Total Shareholders' Equity .........................       68,066       68,691
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $89,579      $90,619
                                                            =======      =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF OPERATIONS (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)



                                                    Three Months Ended March 31,
                                                             2004         2003
                                                           -------       ------
Revenues:
 Operating Revenues - Freight and Non-
  Freight ............................................    $ 5,067       $ 4,859
 Other Income ........................................        121           153
                                                          -------       -------
   Total Revenues ....................................      5,188         5,012
                                                           -------       -------

Operating Expenses:
 Maintenance of way and structures ...................      1,030         1,025
 Maintenance of equipment ............................        690           590
 Transportation ......................................      1,602         1,565
 General and administrative ..........................        988           910
 Depreciation ........................................        688           715
 Taxes, other than income taxes ......................        584           582
 Car hire, net .......................................        127           182
 Employee retirement plans ...........................         57            57
 Track usage fees ....................................        109           142
                                                          -------       -------
   Total Operating Expenses ..........................      5,875         5,768
                                                          -------       -------
Loss before Income Tax Benefit .......................       (687)         (756)
Income Tax Benefit ...................................       (225)         (250)
                                                          =======       =======
Net Loss .............................................       (462)         (506)

Preferred Stock Dividends ............................          3             3
                                                          -------       -------
Net Loss Attributable to Common Shareholders .........    $  (465)      $  (509)
                                                          =======       =======

Basic and Diluted Loss Per Common Share ..............    $  (.10)      $  (.11)
                                                          =======       =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)


                                                    Three Months Ended March 31,
                                                             2004         2003
                                                           -------       ------
Cash Flows from Operating Activities:
Net loss .............................................     $  (462)     $  (506)
Adjustments to reconcile net loss to net cash
 flows from (used in) operating activities:
 Depreciation ........................................         688          715
 Amortization of deferred grant income ...............         (57)         (55)
 Gains from sale and disposal of property,
  equipment and easements, net .......................         (20)         (13)
 Deferred income tax expense .........................         135          150
 Increase (decrease) in cash from:
  Accounts receivable ................................         633          (51)
  Materials and supplies .............................         (43)        (191)
  Prepaid expenses and other .........................        (324)        (148)
  Accounts payable and accrued expenses ..............        (485)        (522)
                                                           -------      -------
Net cash flows from (used in) operating
 activities ..........................................          65         (621)
                                                           -------      -------

Cash flows from Investing Activities:
Purchase of property and equipment ...................        (473)        (806)
Proceeds from sale of property, equipment and
 easements ...........................................          55           18
Proceeds from deferred grant income ..................          76          173
                                                           -------      -------
Net cash flows used in investing activities ..........        (342)        (615)
                                                           -------      -------

Cash Flows from Financing Activities:
Dividends paid .......................................        (181)        (181)
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          18           19
                                                           -------      -------
Net cash flows used in financing activities ..........        (163)        (162)
                                                           -------      -------

Decrease in Cash and Equivalents .....................        (440)      (1,398)
Cash and Equivalents, Beginning of Period ............       1,232        2,888
                                                           -------      -------
Cash and Equivalents, End of Period ..................     $   792      $ 1,490
                                                           =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                  THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                (Dollars in Thousands Except Per Share Amounts)


1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 2003 Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

2.   Changes in Shareholders' Equity:

                                                                        Total
                                                    Additional          Share
                              Preferred   Common     Paid-in   Retained holders'
                                Stock     Stock      Capital   Earnings Equity
                               -------    -------    -------   -------  -------
     Balance December 31,2003. $    32    $ 2,229    $29,709   $36,721  $68,691
     Issuance of 2,226
      common shares for
      employee stock
      purchases and stock
      options exercised .......                            1        17       18
     Dividends:
      Preferred stock,
      $5.00 per share .........                                     (3)      (3)
      Common stock, $.04
      per share ...............                                   (178)    (178)
     Net loss for the
      period ..................                                   (462)    (462)
                               -------    -------    -------   -------  -------
     Balance March 31, 2004... $    32    $ 2,230    $29,726   $36,078  $68,066
                               =======    =======    =======   =======  =======

3.   Other Income:

                                                                 2004      2003
                                                                 ----      ----
     Gains from sale and disposal of
      property, equipment and easements,
      net ..............................                         $ 20      $ 13
     Rentals ...........................                          100       135
     Interest ..........................                            1         5
                                                                 ----      ----
                                                                 $121      $153
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

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                (Dollars in Thousands Except Per Share Amounts)


     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                                            2004         2003
                                                         ---------    ---------
     Weighted average shares for basic ......            4,457,616    4,443,768
     Dilutive effect of convertible preferred
      stock, options and warrants ...........                   --           --
                                                         ---------    ---------
     Weighted average shares for diluted ....            4,457,616    4,443,768
                                                         =========    =========


     Preferred Stock convertible into 64,500 shares of Common Stock was outstanding during the quarters ended March 31, 2004 and 2003. In addition, options and warrants to purchase 56,854 and 128,274 shares of common stock were outstanding during the quarters ended March 31, 2004 and 2003 respectively. These Common Stock equivalents were not included in the computation of the diluted loss per share in either of the quarters because their effect would be antidilutive.

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

6.   Dividends:

     On April 28, 2004, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable May 20, 2004 to shareholders of record May 6, 2004.

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

                                                    Three Months Ended March 31,
                                                             2004         2003
                                                           -------       ------
     Net loss attributable to common
      shareholders:
      As reported ...............................          $  (465)      $ (509)
      Less impact of stock option expense .......                9           12
                                                           -------       ------
      Pro forma .................................          $  (474)      $ (521)
                                                           =======       ======
     Basic loss per share:
      As reported ...............................          $  (.10)      $ (.11)
      Less impact of stock option expense .......               --          .01
                                                           -------       ------
      Pro forma .................................          $  (.10)      $ (.12)
                                                           =======       ======
     Diluted loss per share:
      As reported ...............................          $  (.10)      $ (.11)
      Less impact of stock option expense .......               --          .01
                                                           -------       ------
      Pro forma .................................          $  (.10)      $ (.12)
                                                           =======       ======

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

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of the assets in measuring whether the carrying amounts of the assets are recoverable.


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                                                Three Months Ended March 31,
                                            -----------------------------------
                                                  2004                2003
                                            -----------------------------------
                                             (In thousands, except percentages)
Freight Revenues:
  Conventional carloads .......             $4,200    82.9%      $3,873    79.7%
  Containers ..................                608    12.0          649    13.4
Non-Freight Operating
 Revenues:
  Transportation services .....                153     3.0          208     4.3
  Other .......................                106     2.1          129     2.6
                                            ------   -----       ------   -----
     Total ....................             $5,067   100.0%      $4,859   100.0%
                                            ======   =====       ======   =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                                Three Months Ended March 31,
                                            -----------------------------------
                                                    2004               2003
                                            -----------------------------------
                                             (In thousands, except percentages)
Salaries, wages, payroll taxes
 and employee benefits ........             $3,383      66.8%   $3,289    67.7%
Casualties and insurance ......                252       5.0       208     4.3
Depreciation ..................                688      13.6       715    14.7
Diesel fuel ...................                249       4.9       238     4.9
Car hire, net .................                127       2.5       182     3.8
Purchased services, including
 legal and professional fees ..                236       4.7       262     5.4
Repair and maintenance of
 equipment ....................                301       5.9       248     5.1
Track and signal materials ....                189       3.7       289     5.9
Track usage fees ..............                109       2.1       142     2.9
Other materials and supplies ..                210       4.1       277     5.7
Other .........................                432       8.5       422     8.7
                                            ------     -----    ------   -----
  Total .......................              6,176     121.8     6,272   129.1
  Less capitalized and
   recovered costs ............                301       5.9       504    10.4
                                            ------     -----    ------   -----
     Total ....................             $5,875     115.9%   $5,768   118.7%
                                            ======     =====    ======   =====



Operating Revenues:

Operating revenues increased $208,000, or 4.3%, to $5.1 million in the first quarter of 2004 from $4.9 million in the first quarter of 2003. This increase is the net result of a $327,000 (8.4%) increase in conventional freight revenues partially offset by a $41,000 (6.3%) decrease in container freight revenues and a $78,000 (23.1%) decrease in non-freight operating revenues.

The increase in conventional freight revenues is the result of a 13.2% increase in conventional carloadings, partially offset by a 4.2% decrease in the average revenue received per conventional carloading. The Company's conventional carloadings increased by 618 to 5,301 in the first quarter of 2004 from 4,683 in 2003. This increase in volume consists of carloadings of coal as well as certain other commodities. Since coal is a relatively low rated commodity, its volume increase accounts for much of the reduction in the average revenue received per carloading.

The decrease in container freight revenues is primarily attributable to a decrease in traffic volume. Intermodal containers handled during the quarter decreased by 866, or 5.8%, to 14,090 in 2004 from 14,956 in 2003.

The decrease in non-freight operating revenues for the quarter results from decreases in demurrage charges and maintenance department billings. Revenues of this nature typically vary from period to period depending upon the needs of freight customers and other parties.

Operating Expenses:

Operating expenses for the first quarter of 2004 increased $107,000, or 1.9%, to $5.9 million from $5.8 million in the first quarter of 2003. The Company's operating expenses are relatively fixed in nature and typically do not increase or decrease in proportion to changes in operating revenues.

Liquidity and Capital Resources
-------------------------------

During the first quarter of 2004 the Company generated $65,000 of cash from its operations. Total cash and equivalents decreased by $440,000 for the quarter. The principal utilization of cash during the quarter, other than for operations, was for expenditures for property and equipment, of which $267,000 was for additions and improvements to track structure, and for the payment of dividends.

In management's opinion cash generated from operations during the remainder of 2004 will be sufficient to enable the Company to meet its operating expenses and capital expenditure and dividend requirements.

Seasonality
-----------

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of March 31, 2004, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at March 31, 2004. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 2004.

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


DATED:  May 12, 2004

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

DATE:  May 12, 2004
                                     By: /s/ Robert H. Eder
                                         ----------------------------
                                         Robert H. Eder,
                                         Chairman of the Board
                                          And Chief Executive Officer

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

DATE:  May 12, 2004
                                     By: /s/ Robert J. Easton
                                         ----------------------------
                                         Robert J. Easton
                                         Treasurer and Principal
                                         Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                   /s/ Robert H. Eder
                                  -----------------------------
                                  Robert H. Eder,
                                  Chairman of the Board And Chief
                                  Executive Officer
                                  May 12, 2004

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                   /s/ Robert J. Easton
                                  -----------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  May 12, 2004