Form 10-Q
period 2004-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2004-08-13
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2004
                                 -------------

_ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934
  For the transition period from _______________ to _______________

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

As of August 1, 2004, the registrant has 4,474,875 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index



     Part I - Financial Information

        Item 1 - Financial Statements:

               Balance Sheets - June 30, 2004 (Unaudited)
               and December 31, 2003.......................................3

               Statements of Income (Loss) (Unaudited) -
               Three and Six Months Ended June 30, 2004
               and 2003....................................................4

               Statements of Cash Flows (Unaudited) - Six
               Months Ended June 30, 2004 and 2003.........................5

               Notes to Financial Statements (Unaudited).................6-9

        Item 2 -Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................10-13

        Item 3 -Quantitative and Qualitative Disclosures
               About Market Risk..........................................13

        Item 4 -Controls and Procedures...................................13

   Part II - Other Information:

        Item 4 -Submission of Matters to a Vote of Security Holders.......14

        Item 6 -Exhibits and Reports on Form 8-K..........................14

   Signatures.............................................................15

   EXHIBIT 31-Certification Pursuant To
             Section 302 of The Sarbanes-Oxley
             Act of 2002...............................................16-17

   EXHIBIT 32- Certification Pursuant To
           18 U.S.C. Section 1350, as Adopted
           Pursuant To Section 906 of The
           Sarbanes-Oxley Act of 2002.....................................18

Item 1.  Financial Statements
-----------------------------


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                            JUNE 30,DECEMBER 31,
                                                              2004         2003
                                                          (Unaudited)
                                                            -------      -------
Current Assets:
 Cash and equivalents ................................      $   924      $ 1,232
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2004 and 2003 .........        3,334        3,820
 Materials and supplies ..............................        1,821        1,771
 Prepaid expenses and other ..........................          542          239
 Deferred income taxes ...............................          243          191
                                                            -------      -------
  Total Current Assets ...............................        6,864        7,253
Property and Equipment, net ..........................       71,409       71,408
Land Held for Development ............................       11,958       11,958
                                                            -------      -------
Total Assets .........................................      $90,231      $90,619
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 2,264      $ 2,019
 Accrued expenses ....................................        1,175        1,378
                                                            -------      -------
  Total Current Liabilities ..........................        3,439        3,397
                                                            -------      -------
Profit-Sharing Plan Contribution .....................           --          119
                                                            -------      -------
Deferred Grant Income ................................        8,052        8,154
                                                            -------      -------
Deferred Income Taxes ................................       10,495       10,258
                                                            -------      -------
Commitments and Contingent Liabilities................
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  645 shares in 2004 and 2003 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,474,328 shares in 2004 and 4,457,494
  shares in 2003 .....................................        2,237        2,229
 Additional paid-in capital ..........................       29,855       29,709
 Retained earnings ...................................       36,121       36,721
                                                            -------      -------
  Total Shareholders' Equity .........................       68,245       68,691
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $90,231      $90,619
                                                            =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                     STATEMENTS OF INCOME (LOSS) (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                        Three Months Ended    Six Months Ended
                                             June 30,              June 30,
                                          2004       2003       2004      2003
                                        -------    -------    -------   -------
Revenues:
 Operating Revenues - Freight
  and Non-Freight ....................   $ 6,493    $6,256   $ 11,560   $11,115
 Other Income ........................       142       109        263       262
                                         -------    ------   --------   -------
   Total Revenues ....................     6,635     6,365     11,823    11,377
                                         -------    ------   --------   -------

Operating Expenses:
 Maintenance of way and
  structures .........................       954       810      1,984     1,835
 Maintenance of equipment ............       659       558      1,349     1,148
 Transportation ......................     1,899     1,723      3,501     3,288
 General and administrative ..........     1,061       924      2,049     1,834
 Depreciation ........................       660       720      1,348     1,435
 Taxes, other than income
  taxes ..............................       558       566      1,142     1,148
 Car hire, net .......................       222       218        349       400
 Employee retirement plans ...........        56        56        113       113
 Track usage fees ....................       224       201        333       343
                                         -------    ------   --------   -------
  Total Operating Expenses ...........     6,293     5,776     12,168    11,544
                                         -------    ------   --------   -------

Income (Loss) before Income
 Taxes (Benefit) .....................       342       589       (345)     (167)
Provision for Income Taxes
 (Benefit) ...........................       120       200       (105)      (50)
                                         -------    ------   --------   -------
Net Income (Loss) ....................       222       389       (240)     (117)

Preferred Stock Dividends ............        --        --          3         3
                                         -------    ------   --------   -------
Net Income (Loss) Available to
 Common Shareholders .................   $   222    $  389   $   (243)  $  (120)
                                         =======    ======   ========   =======

Basic and Diluted Income
 (Loss) Per Common Share .............   $   .05    $  .09   $   (.05)  $  (.03)
                                         =======    ======   ========   =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                       Six Months Ended June 30,
                                                              2004         2003
                                                           -------      -------
Cash flows from operating activities:
Net loss .............................................     $  (240)     $  (117)
Adjustments to reconcile net loss to net cash
 flows from operating activities:
 Depreciation ........................................       1,348        1,435
 Amortization of deferred grant income ...............        (114)        (110)
 Gains from sale of property, equipment and
  easements, net .....................................         (21)         (12)
 Deferred income taxes ...............................         185          115
 Other, net ..........................................          --           14
 Increase (decrease) in cash from:
  Accounts receivable ................................         341       (1,054)
  Materials and supplies .............................         (50)          18
  Prepaid expenses and other .........................        (303)          59
  Accounts payable and accrued expenses ..............          47         (344)
                                                           -------      -------
Net cash flows from operating activities .............       1,193            4
                                                           -------      -------
Cash flows from Investing Activities:
Purchase of property and equipment ...................      (1,389)      (2,182)
Proceeds from sale of properties, equipment
 and easements .......................................          56           30
Proceeds from deferred grant income ..................         157          173
                                                           -------      -------
Net cash flows used in investing activities ..........      (1,176)      (1,979)
                                                           -------      -------
Cash Flows from Financing Activities:
Dividends paid .......................................        (360)        (359)
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          35           36
                                                           -------      -------
Net cash flows used in financing activities ..........        (325)        (323)
                                                           -------      -------

Decrease in Cash and Equivalents .....................        (308)      (2,298)
Cash and Equivalents, Beginning of Period ............       1,232        2,888
                                                           -------      -------
Cash and Equivalents, End of Period ..................     $   924      $   590
                                                           =======      =======

Non-cash transactions are described in Note 3.

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows for the interim periods ended June 30, 2004 and 2003. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

                                     Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                   ---------------------   ---------------------
                                       2004        2003        2004        2003
                                   ---------   ---------   ---------   ---------
     Net income (loss) available
      to common shareholders:
     As reported ................  $  222      $   389      $  (243)    $  (120)
     Less impact of stock
      option expense ............       9           12           17          24
                                   ------      -------      -------     -------
     Pro forma ..................  $  213      $   377      $  (260)    $  (144)
                                   ======      =======      =======     =======
     Basic income (loss) per share:
     As reported ................  $  .05   $      .09   $     (.05)    $  (.03)
     Less impact of stock
       option expense ...........      --          .01          .01          --
                                   ------      -------      -------     -------
     Pro forma ..................  $  .05      $   .08      $  (.06)    $  (.03)
                                   ======      =======      =======     =======
     Diluted income (loss) per share:
     As reported ................  $  .05      $   .09      $  (.05)    $  (.03)
     Less impact of stock
       option expense ...........      --          .01          .01          --
                                   ------      -------      -------     -------
     Pro forma ..................  $  .05      $   .08      $  (.06)    $  (.03)
                                   ======      =======      =======     =======

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                 (Dollars in Thousands Except Per Share Amounts)

3.   Changes in Shareholders' Equity:
                                                                        Total
                                                    Additional          Share
                              Preferred   Common     Paid-in   Retained holders'
                                Stock     Stock      Capital   Earnings Equity
                               -------    -------    -------   -------  -------
     Balance December 31,2003.  $  32    $ 2,229    $29,709   $36,721   $68,691
     Issuance of 4,206
      common shares for stock
      options exercised and
      employee stock purchases.                2         33                  35
     Issuance of 12,628
      common shares to
      fund the Company's
      2003 profit-sharing
      plan contribution
      (non-cash transaction)..                 6        113                 119
     Dividends:
      Preferred stock,
      $5.00 per share ........                                     (3)       (3)
      Common stock, $.08
      per share ..............                                   (357)     (357)
     Net loss for the
      period .................                                   (240)     (240)
                                -----    -------    -------   -------   -------

     Balance June 30, 2004 ...  $  32    $ 2,237    $29,855   $36,121   $68,245
                                =====    =======    =======   =======   =======

4.   Other Income:

                                      Three Months Ended       Six Months Ended
                                            June 30,                 June 30,
                                     -------------------      ------------------
                                       2004        2003        2004        2003
                                      ------      ------      ------      ------
     Gains from sale of
      property, equipment and
      easements, net ......             $  1        $ (1)       $ 21       $ 12
     Rentals ..............              140         108         240        243
     Interest .............                1           2           2          7
                                        ----        ----        ----       ----
                                        $142        $109        $263       $262
                                        ====        ====        ====       ====

5.   Income (Loss) per Common Share:

     Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during each period. Diluted income
     (loss) per common share reflects the effect of the Company's outstanding convertible preferred stock, options and warrants except where such items would be antidilutive.

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                     Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                   ---------------------   ---------------------
                                       2004        2003        2004        2003
                                   ---------   ---------   ---------   ---------
     Weighted average shares
      for basic ............       4,470,566   4,446,718   4,464,091   4,445,251
     Dilutive effect of
      convertible preferred
      stock, options and
      warrants .............          75,511      64,558          --          --
                                   ---------   ---------   ---------   ---------
     Weighted average shares
      for diluted ..........       4,546,077   4,511,276   4,464,091   4,445,251
                                   =========   =========   =========   =========

     Options and warrants to purchase 12,559 and 121,665 shares of common stock were outstanding for the three-month periods ended June 30, 2004 and 2003, respectively, but were not included in the computation of income per share because their effect would be antidilutive.

     Preferred stock convertible into 64,500 shares of common stock was outstanding for the six-month periods ended June 30, 2004 and 2003 and options and warrants to purchase 56,854 and 128,274 shares of common stock were outstanding for the six-month periods ended June 30, 2004 and 2003, respectively. These common stock equivalents were not included in the computation of the diluted loss per share for these periods because their effect would be antidilutive.

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

     In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company and others, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al. (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al.), C.A. No. 01-496/L, on December 18, 2002. The Company is one of about sixty parties named thus far by Plaintiffs, who seek to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs allege that the Company is liable under 42 U.S.C. ss. 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company has entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. The Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site. The Company will contest this suit.

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

     During the second quarter of 2004 a decision was rendered in the case of George W. O'Leary v. Providence and Worcester Railroad Company, et al., C.A. No. 99-560. The jury found the Company liable for compensatory and punitive damages which, along with accrued interest through June 30, 2004, amount to approximately $325. The Company is appealing this judgment to the Rhode Island Supreme Court and has accrued a liability of $275 to provide for the possible loss.

7.   Dividends:

     On July 28, 2004, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable August 19, 2004 to shareholders of record August 5, 2004.

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

The Company's significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the Company's policy for the evaluation of long-lived asset impairment is a critical accounting policy.

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


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                       Three Months Ended June 30,  Six Months Ended June 30,
                      ---------------------------- -----------------------------
                           2004            2003         2004           2003
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Freight Revenues:
 Conventional
  carloads ......     $5,486  84.5% $5,308  84.8%  $9,686   83.8%  $9,181  82.6%
 Containers .....        653  10.0     769  12.3    1,261   10.9    1,418  12.8
Non-Freight
 Operating
 Revenues:
 Transportation
  services ......        167   2.6     106   1.7      320    2.8      314   2.8
 Other ..........        187   2.9      73   1.2      293    2.5      202   1.8
                      ------ -----  ------ -----  -------  -----  ------- -----
   Total ........     $6,493 100.0% $6,256 100.0% $11,560  100.0% $11,115 100.0%
                      ====== =====  ====== =====  =======  =====  ======= =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                       Three Months Ended June 30,  Six Months Ended June 30,
                      ---------------------------- -----------------------------
                           2004            2003         2004           2003
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Salaries, wages,
 payroll taxes and
 employee benefits    $3,292  50.7% $3,233  51.7%  $6,675   57.7%  $6,522  58.7%
Casualties and
 insurance ......        522   8.0     336   5.4      774    6.7      544   4.9
Depreciation ....        660  10.2     720  11.5    1,348   11.7    1,435  12.9
Diesel fuel .....        284   4.4     319   5.1      533    4.6      557   5.0
Car hire, net ...        222   3.4     218   3.5      349    3.0      400   3.6
Purchased
 services,
 including legal
 and professional
 fees ...........        327   5.0     332   5.3      563    4.9      594   5.4
Repair and
 maintenance of
 equipment ......        300   4.6     192   3.1      601    5.2      440   4.0
Track and signal
 materials ......        416   6.4     782  12.5      605    5.2    1,071   9.6
Track usage fees.        224   3.5     201   3.2      333    2.9      343   3.1
Other materials
 and supplies ...        235   3.6     302   4.8      445    3.9      579   5.2
Other ...........        450   6.9     403   6.4      882    7.6      825   7.4
                      ------ -----  ------ -----  -------  -----  ------- -----
 Total ..........      6,932 106.7   7,038 112.5   13,108  113.4   13,310 119.8
 Less capitalized
  and recovered
  costs .........        639   9.8   1,262  20.2      940    8.1    1,766  15.9
                      ------ -----  ------ -----  -------  -----  ------- -----
   Total ........     $6,293  96.9% $5,776  92.3% $12,168  105.3% $11,544 103.9%
                      ====== =====  ====== =====  =======  =====  ======= =====


Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003


Operating Revenues:

Operating revenues increased $445,000, or 4.0%, to $11.6 million in the six months ended June 30, 2004 from $11.1 million in 2003. This increase is the net result of a $505,000 (5.5%) increase in conventional freight revenues and a $97,000 (18.8%) increase in non-freight operating revenues partially offset by a $157,000 (11.1%) decrease in container freight revenues.

The increase in conventional freight revenues is the result of a 5.2% increase in conventional carloadings, and a small (.3%) increase in the average revenue received per conventional carloading. The Company's conventional carloadings increased by 711 to 14,410 in the first six months of 2004 from 13,699 in 2003. This increase in traffic volume consists of carloadings of coal and certain other commodities partially offset by a decrease in carloadings of construction aggregates. The increase in the average revenue per carloading is largely attributable to a shift in the mix of commodities.

The decrease in container revenues is primarily attributable to a decrease in traffic volume. Intermodal containers handled during the six-month period decreased by 2,540, or 7.9%, to 29,715 in 2004 from 32,255 in 2003. The average revenue received per container decreased by 3.5% as a result of a shift in the mix of containers handled and contractual price adjustments.

The increase in non-freight operating revenues for the six-month period results from an increase in maintenance department billings.

Operating Expenses:

Operating expenses for the six-month period increased $624,000, or 5.4%, to $12.2 million in 2004 from $11.5 million in 2003. The provision of $275,000 to cover a lawsuit judgment against the Company in 2004 accounts for a significant portion of this increase. In addition the Company capitalized or recovered more of its track and signal maintenance costs in 2003 than in 2004.


Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Operating Revenues:

Operating revenues increased $237,000, or 3.8% to $6.5 million in the second quarter of 2004 from $6.3 million in the second quarter of 2003. This increase is the net result of a $178,000 (3.4%) increase in conventional freight revenues and a $175,000 (97.8%) increase in non-freight operating revenues partially offset by a $116,000 (15.1%) decrease in container freight revenues.

The increase in conventional freight revenues is the result of a 1.0% increase in conventional carloadings and a 2.3% increase in the average revenue received per conventional carloading. The Company's conventional carloadings increased by 93 to 9,109 in the second quarter of 2004 from 9,016 in the second quarter of 2003. Increased carloadings of coal and certain other commodities during the quarter were partially offset by a decrease in construction aggregate carloadings. The increased revenue per carloading is largely attributable to this shift in traffic mix.

The decrease in container revenues is attributable to a 9.7% decrease in traffic volume and a 6.0% decrease in the average revenue received per container. Intermodal containers handled during the second quarter of 2004 decreased by 1,674 to 15,625 from 17,299 in the second quarter of 2003. The average revenue received per container results from a shift in the mix of containers handled and contractual price adjustments.

The increase in non-freight operating revenues for the quarter results from an increase in maintenance department billings and demurrage and secondary switching charges. Revenues of this nature typically vary from period to period depending upon the needs of freight customers and other parties.

Operating Expenses:

Operating expenses increased $517,000, or 9.0%, to $6.3 million in the second quarter of 2004 from $5.8 million in the second quarter of 2003. The provision of $275,000 to cover a lawsuit judgment against the Company during the second quarter of 2004 accounts for the largest portion of this increase. In addition, the Company capitalized or recovered more of its track and signal maintenance costs in 2003 than in 2004.


Liquidity and Capital Resources
-------------------------------

During the first six months of 2004 the Company generated $1.2 million of cash from its operations. Total cash and equivalents decreased by $308,000 for the period. The principal utilization of cash during the period, other than for operations, was for expenditures for property and equipment, of which $810,000 was for additions and improvements to track structure, and for the payment of dividends.

In management's opinion, cash generated from operations during the remainder of 2004 will be sufficient to enable the Company to meet its operating expenses and capital expenditure and dividend requirements.

Seasonality
-----------

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of June 30, 2004, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at June 30, 2004. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

Item 4. Controls and Procedures
-------------------------------

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Treasurer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Treasurer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There was no significant change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - Other Information
---------------------------


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

          The Annual Meeting of Stockholders was held on April 28, 2004. Of the 4,457,593 shares of common stock entitled to vote, 4,128,527 shares were present, in person or by proxy. Of the 645 shares of preferred stock entitled to vote, 503 shares were present, in person or by proxy.

          All directors of the Company are elected on an annual basis and the following were so elected at this Annual Meeting:

          Richard W. Anderson, Robert H. Eder and John J. Healy were elected Common Stock Directors. Mr. Anderson received 4,066,053 affirmative votes and 62,474 votes withheld, Mr. Eder received 4,037,163 affirmative votes and 91,364 votes withheld and Mr. Healy received 4,048,333 affirmative votes and 80,194 votes withheld of common shares.

          Frank W. Barrett, John H. Cronin, J. Joseph Garrahy, Orville R. Harrold and Charles M. McCollam, Jr. were elected Preferred Stock Directors. Each director received 503 affirmative votes and no votes withheld of preferred shares.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

          (b) A report on Form 8-K was filed on June 1, 2004 reporting that by press release dated May 27, 2004 the Registrant announced to the general public that a decision had been rendered in the case of George W. O'Leary vs. Providence and Worcester Railroad Company, et al.

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


DATED:  August 13, 2004

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

DATE:  August 13, 2004
                                       By: /s/ Robert H. Eder
                                       -------------------------------------
                                           Robert H. Eder
                                           Chairman of the Board
                                            and Chief Executive Officer

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

DATE:  August 13, 2004
                                       By: /s/ Robert J. Easton
                                       -------------------------------------
                                           Robert J. Easton
                                           Treasurer and Chief
                                            Financial Officer

                                                                      EXHIBIT 32


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company ("the Company") on form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                 /s/ Robert H. Eder
                                 -------------------------------------
                                 Robert H. Eder,
                                 Chairman of the Board and Chief
                                  Executive Officer
                                 August 13, 2004

In connection with the Quarterly Report of Providence and Worcester Railroad Company ("the Company") on form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                   /s/ Robert J. Easton
                                  -------------------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  August 13, 2004