Form 10-Q
period 2004-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2004-11-12
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended September 30, 2004

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

As of November 1, 2004, the registrant has 4,477,644 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index



Part I - Financial Information

     Item 1 - Financial Statements:

          Balance  Sheets - September 30, 2004 and December 31, 2003......    3

          Statements of Income - Three and
          Nine Months Ended September 30, 2004
          and 2003........................................................    4

          Statements of Cash Flows - Nine
          months Ended September 30, 2004 and 2003........................    5

          Notes to Financial Statements ..................................  6-9

     Item 2 -Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................ 10-13

     Item 3 -Quantitative and Qualitative Disclosures About Market Risk...    13

     Item 4 -Controls and Procedures......................................   14

Part II - Other Information:

     Item 6 - Exhibits and Reports on  Form 8-K ..........................   14

Signatures ...............................................................   15

EXHIBIT 31-Certifications Pursuant To Section 302
           of The Sarbanes-Oxley Act of 2002..............................16-17

EXHIBIT 32-Certifications Pursuant To 18 U.S.C.
           Section 1350, as Adopted Pursuant To
           Section 906 of The Sarbanes-Oxley Act of 2002..................   18

Item 1. Financial Statements
----------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                       September 30,December 31,
                                                              2004         2003
                                                          (Unaudited)
                                                            -------      -------

Current Assets:
 Cash and equivalents ................................      $ 1,804      $ 1,232
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2004 and 2003 .........        4,201        3,820
 Materials and supplies ..............................        1,647        1,771
 Prepaid expenses and other ..........................          300          239
 Deferred income taxes ...............................          239          191
                                                            -------      -------
  Total Current Assets ...............................        8,191        7,253
Property and Equipment, net ..........................       71,737       71,408
Land Held for Development ............................       11,958       11,958
                                                            -------      -------
Total Assets .........................................      $91,886      $90,619
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 2,085      $ 2,019
 Accrued expenses ....................................        1,276        1,378
                                                            -------      -------
  Total Current Liabilities ..........................        3,361        3,397
                                                            -------      -------
Profit-Sharing Plan Contribution .....................          185          119
                                                            -------      -------
Deferred Grant Income ................................        7,995        8,154
                                                            -------      -------
Deferred Income Taxes ................................       10,958       10,258
                                                            -------      -------
Commitments and Contingent Liabilities................
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  645 shares in 2004 and 2003 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,476,931 shares in 2004 and 4,457,494
  shares in 2003 .....................................        2,239        2,229
 Additional paid-in capital ..........................       29,878       29,709
 Retained earnings ...................................       37,238       36,721
                                                            -------      -------
  Total Shareholders' Equity .........................       69,387       68,691
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $91,886      $90,619
                                                            =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                        STATEMENTS OF INCOME (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                          2004       2003       2004      2003
                                        -------    -------    -------   -------
Revenues:
Operating Revenues - Freight
 and Non-Freight ...................     $ 7,036    $6,674   $ 18,596   $17,789
Other Income .......................       1,169       253      1,432       515
                                         -------    ------   --------   -------
   Total Revenues ..................       8,205     6,927     20,028    18,304
                                         -------    ------   --------   -------

Operating Expenses:
 Maintenance of way and
  structures .......................         733       865      2,717     2,700
 Maintenance of equipment ..........         622       561      1,971     1,709
 Transportation ....................       1,752     1,614      5,253     4,902
 General and administrative ........       1,072       980      3,121     2,814
 Depreciation ......................         728       718      2,076     2,153
 Taxes, other than income
  taxes ............................         545       555      1,687     1,703
 Car hire, net .....................         245       218        594       618
 Employee retirement plans .........         241       157        354       270
 Track usage fees ..................         255       190        588       533
                                         -------    ------   --------   -------
  Total Operating Expenses .........       6,193     5,858     18,361    17,402
                                         -------    ------   --------   -------

Income before Income Taxes .........       2,012     1,069      1,667       902
Provision for Income Taxes .........         715       375        610       325
                                         -------    ------   --------   -------
Net Income .........................       1,297       694      1,057       577

Preferred Stock Dividends ..........          --        --          3         3
                                         -------    ------   --------   -------
Net Income Available to Common
 Shareholders ......................     $ 1,297    $  694   $  1,054   $   574
                                         =======    ======   ========   =======

Basic Income Per Common Share ......     $   .29    $  .16   $    .24   $   .13
                                         =======    ======   ========   =======

Diluted Income Per Common
 Share .............................     $   .28    $  .15   $    .23   $   .13
                                         =======    ======   ========   =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                 Nine Months Ended September 30,
                                                             2004         2003
                                                           -------      -------
Cash Flows from Operating Activities:
Net income .........................................       $ 1,057      $   577
Adjustments to reconcile net income to net
 cash flows from operating activities:
 Depreciation ......................................         2,076        2,153
 Amortization of deferred grant income .............          (171)        (165)
 Profit-sharing plan contribution to be
  funded with common stock .........................           185          100
 Gains from sale, condemnation and disposal
  of property, equipment and easements, net ........        (1,081)        (157)
 Deferred income tax expense .......................           652          205
 Increase (decrease) in cash from:
  Accounts receivable ..............................          (526)        (365)
  Materials and supplies ...........................           124          214
  Prepaid expenses and other .......................           (61)         362
  Accounts payable and accrued expenses ............           (43)      (1,359)
                                                           -------      -------
Net cash flows from operating activities ...........         2,212        1,565
                                                           -------      -------

Cash Flows from Investing Activities:
Purchase of property and equipment .................        (2,785)      (3,294)
Proceeds from sale and condemnation of
 property, equipment and easements .................         1,468          175
Proceeds from deferred grant income ................           157          352
                                                           -------      -------
Net cash flows used in investing activities ........        (1,160)      (2,767)
                                                           -------      -------

Cash Flows from Financing Activities:
Dividends paid .....................................          (540)        (536)
Issuance of common shares for stock options
 exercised and employee stock purchases ............            60           58
                                                           -------      -------
Net cash flows used in financing activities ........          (480)        (478)
                                                           -------      -------

Increase (decrease) in Cash and Equivalents ........           572       (1,680)
Cash and Equivalents, Beginning of Period ..........         1,232        2,888
                                                           -------      -------
Cash and Equivalents, End of Period ................       $ 1,804      $ 1,208
                                                           =======      =======

Supplemental Disclosures:

Cash received during the period from Income
 tax refunds .......................................       $   222      $   156
                                                           =======      =======

Non-cash transactions are described in Note 2.

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows for the interim periods ended September 30, 2004 and 2003. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                      -------------------   -------------------
                                       2004        2003      2004        2003
                                      ------      ------    ------      ------
     Net income available to
      common shareholders:
     As reported ............         $1,297      $  694    $1,054      $  574
     Less impact of stock
      option expense ........              9          10        26          28
                                      ------      ------    ------      ------
     Pro forma ..............         $1,288      $  684    $1,028      $  546
                                      ======      ======    ======      ======
     Basic income per share:
     As reported .............        $  .29      $  .16    $  .24      $  .13
     Less impact of stock
      option expense ........             --         .01       .01         .01
                                      ------      ------    ------      ------
     Pro forma ...............        $  .29      $  .15    $  .23      $  .12
                                      ======      ======    ======      ======
     Diluted income per share:
     As reported .............        $  .28      $  .15    $  .23      $  .13
     Less impact of stock
      option expense ........             --          --        --         .01
                                      ------      ------    ------      ------
     Pro forma ...............        $  .28      $  .15    $  .23      $  .12
                                      ======      ======    ======      ======

3.   Changes in Shareholders' Equity:
                                                                        Total
                                                    Additional          Share
                                Preferred  Common    Paid-in   Retained holders'
                                  Stock    Stock     Capital   Earnings Equity
                                 -------   -------   -------   -------  -------
     Balance, December 31,2003   $    32   $ 2,229   $29,709   $36,721  $68,691
     Issuance of 6,809
      common shares for
      stock options
      exercised and
      employee stock
      purchases ..............                   4        56                 60
     Issuance of 12,628
      common shares to
      fund the Company's
      2003 profit-sharing
      plan contribution
      (non-cash
      transaction) ...........                   6       113                119
     Dividends:
      Preferred stock,
      $5.00 per share ........                                      (3)      (3)
      Common stock, $.12
      per share ..............                                    (537)    (537)
     Net income for the
      period .................                                   1,057    1,057
                                 -------   -------   -------   -------  -------

     Balance, September 30, 2004 $    32   $ 2,239   $29,878   $37,238  $69,387
                                 =======   =======   =======   =======  =======

4.   Other Income:
                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                   -------------------       -------------------
                                    2004         2003         2004          2003
                                   ------       ------       ------       ------
     Gains from sale,
      condemnation and
      disposal of property,
      equipment and
      easements, net ......        $1,060       $  145       $1,081       $  157
     Rentals ..............           106          107          346          350
     Interest .............             3            1            5            8
                                   ------       ------       ------       ------
                                   $1,169       $  253       $1,432       $  515
                                   ======       ======       ======       ======

5.   Income Per Common Share:

     Basic income per common share is computed using the weighted average number of common shares outstanding during each period. Diluted income per common share reflects the effect of the Company's outstanding convertible preferred stock, options and warrants except where such items would be antidilutive.

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                   ---------------------   ---------------------
                                     2004        2003        2004        2003
                                   ---------   ---------   ---------   ---------
     Weighted average shares
      for basic ............       4,474,896   4,449,774   4,467,719   4,446,775
     Dilutive effect of
      convertible preferred
      stock, options and
      warrants .............          76,599      69,355      75,007      65,912
                                   ---------   ---------   ---------   ---------
     Weighted average shares
      for diluted ..........       4,551,495   4,519,129   4,542,726   4,512,687
                                   =========   =========   =========   =========

     Options to purchase 12,559 shares of common stock were outstanding for the three and nine month periods ended September 30, 2004, and options and warrants to purchase 87,559 shares and 108,214 shares of common stock were outstanding for the three and nine month periods ended September 30, 2003 respectively, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

6.   Commitments and Contingent Liabilities:

     The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

     On January 29, 2002, the Company received a "Notice of Potential Liability" from the United States Environmental Protection Agency ("EPA") regarding an existing Superfund Site that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these "Notice" letters to potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Superfund Site. Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study ("RI/FS") phase of the clean- up at the Site, which will take approximately two or more years to complete. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice Letters (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA.

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

     During May of 2004 a decision was rendered in the case of George W. O'Leary
     v. Providence and Worcester Railroad Company, et al., C.A. No. 99-560. The jury found the Company liable for compensatory and punitive damages which, along with accrued interest through September 30, 2004, amount to approximately $330. The Company is appealing this judgment to the Rhode Island Supreme Court and has accrued a liability of $275 to provide for the possible loss.

7.   Dividends:

     On October 27, 2004, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable November 18, 2004 to shareholders of record November 4, 2004.

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


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:


                           Three Months Ended           Nine Months Ended
                              September 30,                September 30,
                      ---------------------------- -----------------------------
                           2004           2003          2004           2003
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Freight Revenues:
 Conventional
  carloads ......     $5,829  82.9%  $5,516  82.7% $15,515  83.4% $14,697  82.6%
 Containers .....        831  11.8      800  12.0    2,092  11.3    2,218  12.5
Non-Freight
 Operating
 Revenues:
 Transportation
  services ......        184   2.6      228   3.4      504   2.7      542   3.0
 Other ..........        192   2.7      130   1.9      485   2.6      332   1.9
                      ------ -----   ------ -----  ------- -----  ------- -----
   Total ........     $7,036 100.0%  $6,674 100.0% $18,596 100.0% $17,789 100.0%
                      ====== =====   ====== =====  ======= =====  ======= =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                           Three Months Ended           Nine Months Ended
                              September 30,                September 30,
                      ---------------------------- -----------------------------
                           2004           2003          2004           2003
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Salaries, wages,
 payroll taxes and
 employee benefits $3,681   52.3%  $3,465 51.9%  $10,356   55.7%  $9,987   56.1%
Casualties and
 insurance ......     236    3.4     244    3.7    1,010    5.4      788    4.4
Depreciation ....     728   10.3     718   10.8    2,076   11.1    2,153   12.1
Diesel fuel .....     306    4.3     276    4.1      839    4.5      833    4.7
Car hire, net ...     245    3.5     218    3.3      594    3.2      618    3.5
Purchased
 services,
 including legal
 and professional
 fees ...........     421    6.0     374    5.6      984    5.3      968    5.4
Repair and
 maintenance of
 equipment ......     193    2.7     169    2.5      794    4.2      609    3.4
Track and signal
 materials ......     583    8.3     700   10.5    1,188    6.4    1,771    9.9
Track usage fees.     255    3.6     190    2.8      588    3.2      533    3.0
Other materials
 and supplies ...     296    4.2     213    3.2      741    4.0      792    4.5
Other ...........     342    4.9     324    4.9    1,224    6.6    1,149    6.5
                   ------  -----  ------  -----  -------  -----   ------  -----
 Total ..........   7,286  103.5   6,891  103.3   20,394  109.6   20,201  113.5
 Less capitalized
  and recovered
  costs .........   1,093   15.5   1,033   15.5    2,033   10.9    2,799   15.7
                   ------  -----  ------  -----  -------  -----   ------  -----
   Total ........  $6,193   88.0% $5,858   87.8% $18,361   98.7% $17,402   97.8%
                   ======  =====  ======  =====  =======  =====  =======  =====

Nine Months Ended September 30, 2004 Compared to Nine Months
Ended September 30, 2003


Operating Revenues:

Operating revenues increased $807,000, or 4.5%, to $18.6 million during the nine months ended September 30, 2004 from $17.8 million in 2003. This increase is the net result of an $818,000 (5.6%) increase in conventional freight revenues and a $115,000 (13.2%) increase in non-freight operating revenues partially offset by a $126,000 (5.7%) decrease in container freight revenues.

The increase in conventional freight revenues is the result of a 4.1% increase in conventional carloadings and a 1.4% increase in the average revenue received per conventional carloading. The Company's conventional carloadings increased by 956 to 24,310 in the first nine months of 2004 from 23,354 carloadings in 2003. This increase in traffic volume consists of carloadings of coal, metal products and certain other commodities partially offset by a decline in carloadings of construction aggregates. The increase in the average revenue per conventional carloadings is attributable to a shift in the mix of commodities hauled as well as some modest rate increases.

The decrease in container revenues is attributable to lower traffic volume as well as a decline in the average revenue received per container. Intermodal containers handled during the nine-month period decreased by 444, or .9%, to 49,273 in 2004 from 49,717 in 2003. The average revenue received per container decreased by 4.8% as a result of contractual rate adjustments and a shift in the mix of containers handled.

The increase in non-freight operating revenues for the nine-month period results from an increase in maintenance department billings to customers and other outside parties.

Other Income:

Other income increased by $917,000 to $1.4 million in the nine months ended September 30, 2004 from $515,000 in 2003. This increase is primarily the result of a $948,000 gain realized on the disposal of a portion of a branch line which the Commonwealth of Massachusetts acquired by eminent domain.

Operating Expenses:

Operating expenses for the nine-month period increased $959,000, or $5.5%, to $18.4 million in 2004 from $17.4 million in 2003. Operating expenses in 2004 include $185,000 of profit-sharing expense compared to $100,000 in 2003. In addition a provision of $275,000 was made in 2004 to cover the possible loss of an appeal of a lawsuit judgment against the Company.


Three Months Ended September 30, 2004 Compared to Three Months
Ended September 30, 2003

Operating Revenues:

Operating revenues increased $362,000, or 5.4%, to $7.0 million in the third quarter of 2004 from $6.7 million in the third quarter of 2003. This increase is the result of a $313,000 (5.7%) increase in conventional freight revenues, a $31,000 (3.9%) increase in container freight revenues and an $18,000 (5.0%) increase in non-freight operating revenues.

The increase in conventional freight revenues is the result of a 2.5% increase in carloadings and a 3.1% increase in the average revenue received per conventional carloading. The Company's conventional carloadings increased by 245 to 9,900 in the third quarter of 2004 from 9,655 carloadings in the third quarter of 2003. Increased carloadings of metal products and certain other commodities during the quarter were partially offset by decreased carloadings of other commodities, including construction aggregates and coal. The increased revenue per carload is attributable to this change in traffic mix as well as some modest rate increases.

The small increase in container revenues for the quarter is attributable to a 12.0% increase in traffic volume partially offset by a 7.2% decrease in the average revenue received per container. Intermodal containers handled during the third quarter of 2004 increased by 2,096 to 19,558 from 17,462 in the third quarter of 2003. The decrease in the average revenue received per container results from contractual rate adjustments as well as a shift in the mix of containers handled.

The increase in non-freight operating revenues for the quarter results from increased maintenance department billings partially offset by decreased demurrage and secondary switching charges. Revenues of this nature typically vary from period to period depending upon the needs of freight customers and other outside parties.

Other Income:

Other income increased by $916,000 to $1.2 million in the third quarter of 2004 from $253,000 in the third quarter of 2003. As previously noted this increase results from a gain of $948,000 which the Company realized when a portion of one of its branch lines was taken by the Commonwealth of Massachusetts by eminent domain.

Operating Expenses:

Operating expenses increased by $335,000, or 5.7%, to $6.2 million in the third quarter of 2004 from $5.9 million in the third quarter of 2003. As previously discussed $85,000 of additional profit-sharing expense accounts for a portion of this increase.


Liquidity and Capital Resources
-------------------------------

During the first nine months of 2004 the Company generated $2.2 million of cash from its operations. Total cash and equivalents increased by $572,000 for the period. The principal utilization of cash during the period, other than for operations, was for expenditures for property and equipment, of which $1.8 million was for additions and improvements to track structure, and for the payment of dividends.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of September 30, 2004, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at September 30, 2004. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 2004.

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

                                       PROVIDENCE AND WORCESTER
                                        RAILROAD COMPANY




                                      By:  /s/ Robert H. Eder
                                           ---------------------------
                                           Robert H. Eder,
                                           Chairman of the Board
                                            and Chief Executive Officer




                                      By:  /s/ Robert J. Easton
                                           ---------------------------
                                           Robert J. Easton
                                           Treasurer and Chief
                                            Financial Officer

DATED: November 11, 2004

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

DATE: November 11, 2004
                                      By:  /s/ Robert H. Eder
                                           ---------------------------
                                           Robert H. Eder,
                                           Chairman of the Board
                                            and Chief Executive Officer

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

DATE: November 11, 2004
                                      By:  /s/ Robert J. Easton
                                           ---------------------------
                                           Robert J. Easton
                                           Treasurer and Chief
                                            Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                                  /s/ Robert H. Eder
                                  -----------------------------
                                  Robert H. Eder,
                                  Chairman of the Board And Chief
                                  Executive Officer
                                  November 11, 2004

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of Section 13(a) or 15
          (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                  /s/ Robert J. Easton
                                  -----------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  November 11, 2004