Form 10-K
period 2004-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2005-03-28
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $35,652,561. (For this purpose, all directors of the Registrant are considered affiliates.)

As of March 4, 2005, the Registrant had 4,481,784 shares of Common Stock outstanding.

Documents Incorporated by Reference - Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on April 27, 2005, is incorporated by reference into Part III of this Form 10-K.

Exhibit Index - Page III-2.

                                PART I

Item 1. Business
----------------

     Providence and Worcester Railroad Company ("P&W" or "the Company") is a class II regional freight railroad operating in Massachusetts, Rhode Island, Connecticut and New York. The Company is the only interstate freight carrier serving the State of Rhode Island and possesses the exclusive and perpetual right to conduct freight operations over the Northeast Corridor between New Haven, Connecticut and the Massachusetts/Rhode Island border. Since commencing independent operations in 1973, the Company, through a series of acquisitions of connecting lines, has grown from 45 miles of track to its current system of approximately 538 miles. P&W operates the largest double stack intermodal terminal facilities in New England in Worcester, Massachusetts, a strategic location for regional transportation and distribution enterprises.

     The Company transports a wide variety of commodities for its customers, including construction aggregate, iron and steel products, chemicals, lumber, scrap metals, plastic resins, cement, coal, construction and demolition debris, processed foods and edible food stuffs, such as frozen foods, corn syrup and animal and vegetable oils. Its customers include Cargill, Inc., The Dow Chemical Company, Exxon- Mobil Corporation, Frito-Lay, Inc., International Paper Company, Northeast Utilities, Smurfit-Stone Container Corporation and Tilcon Connecticut, Inc. In 2004, P&W transported approximately 33,000 carloads of freight and 65,000 intermodal containers. The Company also generates income through sales of properties, grants of easements and licenses and leases of land and tracks.

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


Industry Overview

 General

     Railroads are divided into three classes based on operating revenues: Class I, $277.7 million or more; Class II, $22.2 million to $277.7 million; and Class III, less than $22.2 million. As a result of mergers and consolidations, there are now only seven Class I railroads in the country. The Class I railroads handle 93% of the nation's rail freight business.

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

     One result of the revitalization of the industry has been the growth of regional (over 350 miles) and short-line railroads, which has been fueled by a trend among Class I railroads to divest certain branch lines in order to focus on their long-haul core systems. There are now nearly 550 of these regional and short-line railroads. They operate in all 50 states, account for nearly 30% of all rail track, employ 11% of all rail workers and generate about 7% of all rail revenue.

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

 Quonset/Davisville

     The State of Rhode Island and the federal government are progressing with the redevelopment of a 1,000 acre portion of the former Naval facility at Quonset/Davisville to a more active port and industrial park. This facility already houses a number of rail oriented industries and an auto port. Construction of a freight rail improvement project to provide additional track capacity and double stack clearance on the Northeast Corridor between Quonset/Davisville and the connection of the Corridor to the Company's main line at Central Falls, R.I commenced in 2002 at a cost in excess of $120 million to Rhode Island and the federal government and is scheduled to be completed by the end of 2005.


 Massachusetts Highway Improvement Program

     Work  is  continuing  on a  significant  expansion  of the  Company's  bulk transload and intermodal yards in Worcester in conjunction with the Massachusetts Highway Department's $250 million project creating a direct Worcester connection to the Massachusetts Turnpike. This project adds six acres and over 4,00 feet of track storage space to the Company's transload facilites and is expected to be completed in 2005.


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


 Middletown/Hartford Line

     In cooperation with the state of Connecticut, the Company has been engaged in the restoration of the rail line extending from Middletown to Hartford, Connecticut. In April 2000, the state of Connecticut appropriated $1.85 million to fund their portion of the project (approx 70%). The restoration of this 11 mile segment is now complete and the line is in service. With a planned industrial park along this line and a new connection to other carriers in Hartford, the Company believes restoration of this line presents opportunities for future revenue growth.


 New London Interchange

     Through its New London interchange with the New England Central Railroad, P&W has been able to develop significant new business with the Canadian National Railway ("CN") and the Canadian Pacific Railway. P&W has worked aggressively to leverage its extensive bulk transload facilities in developing additional chemical and plastics traffic with CN and has developed a significant volume of steel traffic with CN that had previously moved via truck.


 Port of Providence

     The Port of Providence, in conjunction with the Company, has made investments in its infrastructure, including paving, lighting and "on dock" rail, to accommodate growth in the movement of imported coal to inland markets and to handle that product more efficiently. This is expected to be a growing source of revenue for the Company over the next few years. Nearly 400,000 tons of coal were handled through the Port of Providence in 2004.

Railroad Operations

     The Company's rail freight system extends over approximately 538 miles of track. The Company interchanges freight traffic with CSX at Worcester, Massachusetts and at New Haven, Connecticut; with the Springfield Terminal Railway Company (formerly Boston and Maine Railroad) at Gardner, Massachusetts; with the New England Central Railroad (formerly Central Vermont Railway) at New London, Connecticut; and with the New York and Atlantic Railroad (formerly Long Island Railroad) at Fresh Pond Junction on Long Island. Through its connections, P&W links more than 80 communities on its lines. It operates four classification yards (areas containing tracks used to group freight cars destined for a particular industry or interchange), located in Worcester, Massachusetts, Cumberland, Rhode Island and Plainfield and New Haven, Connecticut.

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


 Customers

     The Company serves approximately 165 customers in Massachusetts, Rhode Island, Connecticut and New York. The Company's 10 largest customers account for nearly half of its operating revenues. In 2004, Tilcon Connecticut, Inc., which ships construction aggregate from three separate quarries on P&W's system to asphalt production plants in Connecticut and New York, accounted for approximately 12.6% of the Company's operating revenues. No other customer accounted for 10% or more of its total operating revenues in 2004.


 Markets

     The Company transports a wide variety of commodities for its customers. In recent years, chemicals and plastics and construction aggregate were the two largest commodity groups transported by the Company, constituting 32% and 15%, respectively, of conventional carload freight revenues in 2004. The following table summarizes the Company's conventional carload freight revenues by commodity group as a percentage of such revenues:

Commodity                              2004     2003     2002     2001     2000
---------                              ----     ----     ----     ----     ----
Chemicals and plastics ............      32%      33%      35%      34%      38%
Construction aggregate ............      15       16       20       19       17
Forest and paper products .........      15       12       13       16       16
Food and agricultural products ....      11       12       12       13       13
Metal products ....................      11       10        7        7        8
Other, including coal .............       9        8        5        5        2
Scrap metal and waste .............       7        9        8        6        6
                                        ---      ---      ---      ---      ---
   Total ..........................     100%     100%     100%     100%     100%
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

     Safety of the Company's operations is of paramount importance for the benefit and protection of the Company's employees, customers and the communities served by its rail lines. The Company and its employees have continued to make improvements in preventing injuries while at the same time increasing operations and expanding the work force.


 Rail Traffic

     Rail traffic is classified as on-line or overhead traffic. On-line traffic is traffic that originates or terminates with shippers located on a railroad. Overhead traffic passes from one connecting carrier to another and neither originates nor terminates with shippers located on a railroad. Presently, P&W is solely an on-line carrier but may provide overhead service in the future for certain rail traffic to and from Long Island.

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


 Employees

     As of January 1, 2005, the Company had 147 full-time employees, 113 of whom are represented by three railroad labor organizations that are national in scope. The Company's employees have been represented by unions since the Company commenced independent operations in 1973.

     The Company's initial agreement with the United Transportation Union covering the trainmen was unusual in the railroad industry since it provided the Company with discretion in determining crew sizes, eliminated craft distinctions and provided a guaranteed annual wage for a maximum number of hours worked. The Company's collective bargaining agreements have been in effect since February 1973 for trainmen, since May 1974 for clerical employees and dispatchers and since June 1974 for maintenance employees. These contracts do not expire but are subject to re-negotiation after the agreed-upon moratoriums. P&W's moratorium periods are currently five years in length. The labor agreements may next be amended at July 1, 2006 for the Brotherhood of Railroad Signalmen (maintenance) and December 31, 2005 for the Transportation Communications Union (clerical), and the United Transportation Union (trainmen) agreement is currently in negotiations. The Company considers its employee and labor relations to be good.

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

     Certain rail competitors, including CSX and Norfolk Southern, are larger and better capitalized than the Company. While P&W believes that CSX and Norfolk Southern's acquisition and division of Conrail will lead to expansion opportunities, this transaction has also led to increased competition with other freight railroads, particularly in Massachusetts, and efforts by CSX and Norfolk Southern to reduce revenue to connecting regional and short-line carriers.

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

Internet Address and SEC Reports

     We maintain a website with the address www.pwrr.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. We also include on our website our corporate governance guidelines and the charters for each of the major committees of our board of directors. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC.

Item 2. Properties
------------------

 Track

     P&W's rail system extends over approximately 538 miles of track, of which it owns approximately 163 miles. The Company has the right to use the remaining 375 miles pursuant to perpetual easements and long- term trackage rights agreements. Under certain of these agreements, the Company pays fees based on usage.

     Virtually all of the main lines on which the Company operates are in FRA class 3 condition (allowing 40 m.p.h. speeds) or better. The Company intends to maintain the main line tracks which it owns in such excellent condition.

     Of the approximately 538 miles of the Company's system, 312 miles, or 58%, are located in Connecticut, 96 miles, or 18%, are located in Massachusetts, 102 miles, or 19%, are located in Rhode Island and 28 miles, or 5%, are located in New York.


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

     The Company has invested nearly $12 million in the development of the South Quay, which is adjacent to 12 acres of land owned by the Company. This investment has resulted in the creation of approximately 33 acres of waterfront land which is being held for future development.

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


 Rolling Stock

     The following schedule sets forth the rolling stock owned by the Company as of December 31, 2004:

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
                                                                    ======

     The 31 diesel electric locomotives, which include nine used 3,900 horsepower GE B39-8 locomotives acquired in 2002 and 2003 and one used GE B40-8 locomotive acquired in 2004, are used on a daily basis, are maintained to a high standard, comply with all FRA and Association of American Railroads rules and regulations and are adequate for the needs of the Company's freight operations.

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


Item 3. Legal Proceedings
-------------------------

     On January 29, 2002, the Company received a "Notice of Potential Liability" from the United States Environmental Protection Agency ("EPA") regarding an existing Superfund Site that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these "Notice" letters to potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Superfund Site. Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762,000) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study ("RI/FS") phase of the clean-up at the Site, which will take approximately two or more years to complete. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice Letters (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA and therefore no liability has been accrued for this matter.

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

     In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L, on December 18, 2002. The Company is one of about sixty parties named thus far by Plaintiffs, who seek to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs allege that the Company is liable under 42 U.S.C. ss. 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company has entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. Although the Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site, the Company has agreed to settle this suit for $45,000 and has accrued a liability for this amount as of December 31, 2004. A settlement agreement has not yet been finalized.

     During May of 2004 a decision was rendered in the case of George W. O'Leary
v. Providence and Worcester Railroad Company, et al., C.A. No. 99-560. The jury found the Company liable for compensatory and punitive damages which, along with accrued interest amounted to approximately $330,000. The Company appealed this judgment to the Rhode Island Supreme Court and in December 2004 paid $208,000 in full settlement of this judgment.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

  Not applicable.

                                Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters and
--------------------------------------------------------------------------------
 Issuer Purchases of Equity Securities
 -------------------------------------

The Common Stock is quoted on the American Stock Exchange ("AMEX") under the trading symbol "PWX". The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported on the AMEX. Also included are dividends paid per share of Preferred Stock and Common Stock during these quarterly periods.



                                       Common Stock
                                       ------------
                                      Trading Prices         Dividends Paid
                                      --------------         --------------
                                  High            Low     Preferred      Common
                                  ----            ---     ---------      ------
2004
----
     First Quarter ........       9.75           8.89      $  5.00       $ .04
     Second Quarter .......      10.91           9.25          -0-         .04
     Third Quarter ........      11.38           9.63          -0-         .04
     Fourth Quarter .......      13.50          10.75          -0-         .04

2003
----
     First Quarter ........       7.87           6.75      $  5.00       $ .04
     Second Quarter .......       7.30           6.25          -0-         .04
     Third Quarter ........       9.46           7.00          -0-         .04
     Fourth Quarter .......       9.50           8.60          -0-         .04




As of March 4, 2005, there were approximately 659 holders of record of the Company's common stock.

The declaration of cash dividends on both the preferred and the common stock is made at the discretion of the Board of Directors based on the Company's earnings, financial condition, capital requirements and other relevant factors and restrictions.

Item 6. Selected Financial Data
-------------------------------

     The selected financial data set forth below has been derived from the Company's audited financial statements. The data should be read in conjunction with the Company's audited financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other information included elsewhere in this annual report on Form 10-K.



                                             Years Ended December 31,
                                   2004      2003      2002      2001      2000
                                 -------   -------   -------   -------   -------
                                     (in thousands, except per share amounts)
 Income Statement Data:
 Operating revenues ..........   $24,943   $23,961   $22,868   $22,598   $23,470
 Other income ................     1,547       661       877     1,003     2,049
                                 -------   -------   -------   -------   -------
 Total Revenues ..............    26,490    24,622    23,745    23,601    25,519
 Operating expenses ..........    24,802    23,554    23,698    22,245    22,301
                                 -------   -------   -------   -------   -------
 Income before income taxes ..     1,688     1,068        47     1,356     3,218
 Provision for income taxes ..       650       400        25       505     1,200
                                 -------   -------   -------   -------   -------
 Net income ..................     1,038       668        22       851     2,018
 Preferred Stock dividend ....         3         3         3         3         3
                                 -------   -------   -------   -------   -------

 Net income available to
  common shareholders ........   $ 1,035   $   665   $    19   $   848   $ 2,015
                                 =======   =======   =======   =======   =======

 Basic income per common
  share ......................   $   .23   $   .15   $    --   $   .19   $   .47
                                 =======   =======   =======   =======   =======

 Diluted income per common
  share ......................   $   .23   $   .15   $    --   $   .19   $   .46
                                 =======   =======   =======   =======   =======

 Weighted average
  shares-basic ...............     4,470     4,449     4,429     4,390     4,323
                                 =======   =======   =======   =======   =======

 Weighted average
  shares-diluted .............     4,548     4,516     4,497     4,458     4,390
                                 =======   =======   =======   =======   =======

 Cash dividends declared on
  Common Stock ...............   $   715   $   712   $   710   $   702   $   693
                                 =======   =======   =======   =======   =======


                                                   December 31,
                                   2004      2003      2002      2001      2000
                                 -------   -------   -------   -------   -------
                                            (in thousands)
Balance Sheet Data:
 Total assets ................   $91,471   $90,619   $90,500   $89,161   $89,073
 Shareholders' equity ........    69,228    68,691    68,641    69,073    68,483

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

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of the assets in determining whether the carrying amounts of the assets are recoverable. If an impairment exists it is measured by comparing the carrying value to the fair value.

Overview

The Company is a regional freight railroad operating in Massachusetts, Rhode Island, Connecticut and New York.

The Company generates operating revenues primarily from the movement of freight in both conventional freight cars and in intermodal containers on flat cars over its rail lines. Freight revenues are recorded at the time delivery is made to the customer or the connecting carrier. Modest freight related operating revenues are derived from demurrage, switching, weighing, special train and other transportation services. Other operating revenues are derived from services rendered to freight customers and other outside parties by the Company's Maintenance of Way, Communications & Signals, and Maintenance of Equipment Departments. Operating revenues also include amortization of deferred grant income.

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

One of the Company's customers, Tilcon Connecticut, Inc., which ships construction aggregate from three separate quarries on the Company's system to asphalt production plants in Connecticut and New York, accounted for approximately 12.6%, 13.3% and 15.7% of its operating revenues in 2004, 2003, and 2002, respectively. The Company does not believe that this customer will cease to be a rail shipper or will significantly decrease its freight volume in the foreseeable future. In the event that this customer should cease or significantly reduce its rail freight operations, management believes that the Company could restructure its operations to reduce operating costs by an amount sufficient to substantially offset the decrease in operating revenues.

Results of Operations

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2004            2003              2002
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Freight Revenues:
 Conventional carloads ....... $20,705   83.0%  $19,795   82.6%  $19,119   83.6%
 Containers ..................   2,778   11.1     2,953   12.3     2,406   10.5
 Other freight related........     836    3.4       727    3.1       806    3.5
Other operating revenues......     624    2.5       486    2.0       537    2.4
                               -------  -----   -------  -----   -------  -----
  Total ...................... $24,943  100.0%  $23,961  100.0%  $22,868  100.0%
                               =======  =====   =======  =====   =======  =====

The following table sets forth conventional carload freight revenues by commodity group in dollars and as a percentage of such revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2004            2003              2002
                                -------------   --------------    -------------
                                      (in thousands, except percentages)

Chemicals and plastics .......     $6,684   32.3%  $6,463  32.7%  $6,783   35.5%
Construction aggregate .......      3,102   15.0    3,086  15.6    3,759   19.7
Forest and paper products ....      3,036   14.7    2,454  12.4    2,434   12.7
Food and agricultural products      2,325   11.2    2,480  12.5    2,400   12.5
Metal products ...............      2,222   10.7    1,966   9.9    1,382    7.2
Coal and other ...............      1,868    9.0    1,652   8.3      853    4.5
Scrap metal and waste ........      1,468    7.1    1,694   8.6    1,508    7.9
                                  -------  -----  ------- -----  -------  -----
  Total ......................    $20,705  100.0% $19,795 100.0% $19,119  100.0%
                                  =======  =====  ======= =====  =======  =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2004            2003              2002
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Salaries, wages, payroll taxes
 and employee benefits .......   $13,758   55.2% $13,550  56.5% $13,402   58.6%
Casualties and insurance .....     1,409    5.6    1,031   4.3    1,049    4.6
Depreciation..................     2,764   11.1    2,754  11.5    2,734   12.0
Diesel fuel ..................     1,348    5.4    1,203   5.0    1,051    4.6
Car hire, net ................       954    3.8      753   3.1      874    3.8
Purchased services, including
 legal and professional fees .     1,357    5.4    1,313   5.5    1,550    6.8
Repairs and maintenance of
 equipment ...................     1,046    4.2      947   4.0      875    3.8
Track and signal materials ...     1,862    7.5    1,985   8.3    2,242    9.8
Track usage fees .............       899    3.6      812   3.4    1,715    7.5
Other materials and supplies .     1,060    4.3    1,056   4.4      842    3.7
Other ........................     1,628    6.5    1,596   6.7    1,449    6.3
                                 -------  -----  ------- -----  -------  -----
 Total .......................    28,085  112.6   27,000 112.7   27,783  121.5
 Less capitalized and
  recovered costs ............     3,283   13.2    3,446  14.4    4,085   17.9
                                 -------  -----  ------- -----  -------  -----
  Total ......................   $24,802   99.4% $23,554  98.3% $23,698  103.6%
                                 =======  =====  ======= =====  =======  =====


Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Operating Revenues

Operating Revenues increased $982,000, or 4.1%, to $24.9 million in 2004 from $24.0 million in 2003. This increase was the net result of a $910,000 (4.6%) increase in conventional freight revenues, a $109,000 (15.0%) increase in other freight related revenues and a $138,000 (28.4%) increase in other operating revenues partially offset by a $175,000 (5.9%) decrease in container freight revenues.

The increase in conventional freight revenues results from a 4.1% increase in carloadings. The average revenue received per carloading increased by less than one percent between years. The Company's conventional carloadings increased by 1,296 to 33,244 in 2004 from 31,948 in 2003. The increase in carloadings was spread throughout the mix of commodities handled by the Company with no particular commodity experiencing a disproportionate increase or decrease in volume. The small increase in the average revenue per carloading reflects a slight shift in the mix of commodities from construction aggregates to higher rated commodities.

The decrease in container freight revenues results from a 1.0% decrease in traffic volume and a 4.9% decrease in the average revenue received per container. Intermodal containers handled decreased by 667 to 64,818 in 2004 from 65,485 in 2003. The decrease in the average revenue received per container results from contractual rate adjustments, as well as a shift in the mix of containers handled.

The increase in other freight related revenues is largely attributable to increased demurrage charges, secondary switching fees, weighing charges, special train charges, etc. Revenues of this nature can vary from year to year depending upon the needs of freight customers.

The increase in other operating revenues is due to maintenance department billings to freight customers and other outside parties. Revenues of this type typically vary from year to year depending upon customer requirements.

Other Income

Other income increased by $886,000 to $1.5 million in 2004 from $661,000 in 2003. This increase is the result of a $948,000 gain realized on the disposal of a portion of a branch line which the Commonwealth of Massachusetts acquired by eminent domain during the year.

Operating Expenses

Operating expenses increased $1.2 million, or 5.3%, to $24.8 million in 2004 from $23.6 million in 2003. Operating expenses as a percentage of operating revenues increased to 99.4% from 98.3% in 2003. Operating expenses in 2004 includes a $425,000 provision for casualty losses, $208,000 of which was to settle a lawsuit judgment against the Company. In addition, the Company's profit-sharing expense for 2004 was $188,000 compared to $119,000 in 2003.

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

Operating Revenues

Operating revenues increased $1.1 million, or 4.8%, to $24.0 million in 2003 from $22.9 million in 2002. This increase was comprised of a $676,000 (3.5%) increase in conventional freight revenues and a $547,000 (22.7%) increase in container freight revenues partially offset by a $130,000 (9.7%) decrease in other freight related and operating revenues.

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

The decrease in other freight related and operating revenues for the year is the result of decreases in maintenance department billings, as well as a decrease in demurrage charges. Revenues of this nature typically vary from year to year depending upon the needs of freight customers and other outside parties.

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

Liquidity and Capital Resources

The Company generated $3.1 million, $2.4 million and $4.3 million of cash from operations in 2004, 2003 and 2002, respectively. The Company's total cash and cash equivalents increased by $503,000 in 2004 and decreased by $1.7 million in 2003 and $916,000 in 2002. The principal utilization of cash during the three year period was for expenditures for property and equipment acquisitions and payment of dividends.

During 2004, 2003 and 2002 the Company generated $1.5 million, $237,000 and $444,000, respectively, from the sales and disposals of properties not considered essential for railroad operations and from the granting of easements and licenses. The Company holds various properties which could be made available for sale, lease or grants of easements and licenses. Revenues from sales of properties, easements and licenses can vary significantly from year to year.

In June 2003, the Company's principal bank renewed the Company's $3.0 million revolving line of credit for a two year period through May 31, 2005. Borrowings under this line are unsecured and bear interest at either the prime rate or one and one half per cent over either the one or three month London Interbank Offered Rates. The Company does not pay any commitment fee on this line and has no compensating balance requirements. The Company had no advances against this line of credit during 2004 and 2003.

Substantially all of the mainline track owned by the Company meets FRA Class 3 standards (permitting freight train speeds of 40 miles per hour), and the Company intends to continue to maintain this track at this level. The Company expended $2.5 million, $2.5 million and $3.1 million for track structure and bridge improvements in 2004, 2003 and 2002, respectively. Deferred grant income of $39,000 in 2004, $399,000 in 2003 and $305,000 in 2002 financed a portion of these improvements. Management estimates that $2.5 million to $3.0 million of improvements to the Company's track structure and bridges will be made in 2005, provided that sufficient funds, including grant proceeds, are available. Improvements to the Company's track structure are made, for the most part, by the Company's Maintenance of Way Department personnel.

During 2004 the Company entered into a $218,000 contract for the construction of a building for its Communication and Signals Department on land which it owns in Plainfield Connecticut. Construction costs of $44,000 were incurred under this contract through December 31, 2004 and it is expected that the building will be completed in 2005.

The Company has entered into an agreement to acquire four used GE B40-8 diesel locomotives for $200,000 in cash and five older GE U23B and B23- 7 locomotives which it owns. The Company has acquired one of these B40-8 locomotives as of December 31, 2004 and expects that the balance of the transaction will be completed in 2005.

In 2004, the Company paid dividends in the amount of $5.00 per share, aggregating $3,000, on its outstanding noncumulative preferred stock and $0.16 per share, aggregating $715,000, on its outstanding common stock. Continued payment of such dividends is contingent upon the Company's continuing to have the necessary financial resources available.

On January 29, 2002, the Company received a "Notice of Potential Liability" from the United States Environmental Protection Agency ("EPA") regarding an existing Superfund Site that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these "Notice" letters to potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Superfund Site. Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762,000) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study ("RI/FS") phase of the clean-up at the Site, which will take approximately two or more years to complete. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice Letters (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA and therefore no liability has been accrued for this matter.

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

In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L, on December 18, 2002. The Company is one of about sixty parties named thus far by Plaintiffs, who seek to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs allege that the Company is liable under 42 U.S.C. ss. 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company has entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. Although the Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site, the Company has agreed to settle this suit for $45,000 and has accrued a liability for this amount as of December 31, 2004. A settlement agreement has not yet been finalized.

Land Held for Development

Pursuant to permits issued by the United States Department of the Army Corp of Engineers ("ACE") and the Rhode Island Coastal Resources Management Council ("CRMC"), the Company created 33 acres of waterfront land in East Providence, Rhode Island ("South Quay") originally designed to capitalize on the growth of intermodal transportation utilizing rail, water and highway connections. The permits for the property, both of which have been extended to 2009, allow for construction of a dock along the west face of the South Quay. The property is adjacent to a 12 acre site also owned by the Company.

In 2001, the Company completed overhead clearances between Worcester and the South Quay, which enables operation of double stack trains (having a height of nineteen feet, two inches) and multi-level automobile cars.

The property is located a half mile from I-195. In 1999, the Rhode Island Department of Transportation entered into a contract for engineering services to undertake roadway improvements to provide direct vehicular access from the interstate highway system to the South Quay. The project is anticipated to be substantially complete by 2005.

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

Selected Quarterly Financial Data

Historically the Company has experienced lower operating revenues in the first quarter of the year. The following table sets forth selected financial data for each quarter of 2004 and 2003. The information for each of these quarters is unaudited but includes all normal recurring adjustments that the Company considers necessary for a fair presentation. These results, however, are not necessarily indicative of results for any future period.

                                               Year Ended December 31, 2004
                                          --------------------------------------
                                           First    Second     Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                          -------   -------   -------   -------
                                        (in thousands, except per share amounts)
Operating Revenues ....................   $ 5,067   $ 6,493   $ 7,036   $ 6,347
Other income ..........................       121       142     1,169       115
                                          -------   -------   -------   -------
Total revenues ........................     5,188     6,635     8,205     6,462
Operating expenses ....................     5,875     6,293     6,193     6,441
                                          -------   -------   -------   -------
Income (loss) before income taxes
 (benefits) ...........................      (687)      342     2,012        21
Provision for income taxes
 (benefits) ...........................      (225)      120       715        40
                                          -------   -------   -------   -------
Net income (loss) .....................   $  (462)  $   222   $ 1,297   $   (19)
                                          -------   -------   -------   -------

Basic income (loss) per common
 share ................................   $  (.10)  $   .05   $   .29   $    --
                                          -------   -------   -------   -------

Diluted income (loss) per common
 share ................................   $  (.10)  $   .05   $   .28   $    --
                                          -------   -------   -------   -------



                                               Year Ended December 31, 2003
                                          --------------------------------------
                                           First    Second     Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                          -------   -------   -------   -------
                                        (in thousands, except per share amounts)
Operating Revenues ....................   $ 4,859   $ 6,256   $ 6,674   $ 6,172
Other income ..........................       153       109       253       146
                                          -------   -------   -------   -------
Total revenues ........................     5,012     6,365     6,927     6,318
Operating expenses ....................     5,768     5,776     5,858     6,152
                                          -------   -------   -------   -------
Income (loss) before income taxes
 (benefits) ...........................      (756)      589     1,069       166
Provision for income taxes
 (benefits) ...........................      (250)      200       375        75
                                          -------   -------   -------   -------
Net income (loss) .....................   $  (506)  $   389   $   694   $    91
                                          -------   -------   -------   -------

Basic income (loss) per common
 share ................................   $  (.11)  $   .09   $   .16   $   .02
                                          -------   -------   -------   -------

Diluted income (loss) per common
 share ................................   $  (.11)  $   .09   $   .15   $   .02
                                          -------   -------   -------   -------


Inflation

In recent years, inflation has not had a significant impact on the Company's operations.

Seasonality

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during this period and to winter weather conditions.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment", or SFAS No. 123R. This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See "Stock-Based Compensation" in note 1 to the financial statements included in Item 8 herein for the pro forma net income and net income and net income per share for the years ending December 31, 2004, 2003 and 2002, presenting results if we used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R and do not expect the adoption to have a significant adverse impact on our statements of income and net income per share.

On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29". SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of SFAS 153 will have a material effect on its financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Cash and Equivalents

As of December 31, 2004, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at December 31, 2004. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                          INDEX TO FINANCIAL STATEMENTS



                                                        Page
                                                        ----
Report of Independent Registered Public Accounting
 Firm................................................   II-12

Balance Sheets as of December 31, 2004 and 2003......   II-13

Statements of Income for the Years Ended December 31,
 2004, 2003 and 2002.................................   II-14

Statements of Shareholders' Equity for the Years Ended
 December 31, 2004, 2003 and 2002....................   II-15

Statements of Cash Flows for the Years Ended
 December 31, 2004, 2003 and 2002....................   II-16

Notes to Financial Statements........................   II-17

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------


To the Board of Directors and Shareholders of Providence and Worcester Railroad Company
Worcester, Massachusetts


We have audited the accompanying balance sheets of Providence and Worcester Railroad Company as of December 31, 2004 and 2003, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness on the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 25, 2005

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)


                                                                December 31,
                                                             2004          2003
                                                           -------       -------
ASSETS
Current Assets:
 Cash and cash equivalents ...........................     $ 1,735       $ 1,232
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2004 and 2003 .........       3,564         3,820
 Materials and supplies ..............................       1,889         1,771
 Prepaid expenses and other current assets............         239           239
 Deferred income taxes ...............................         212           191
                                                           -------       -------
  Total Current Assets ...............................       7,639         7,253

Property and Equipment, net ..........................      71,874        71,408
Land Held for Development ............................      11,958        11,958
                                                           -------       -------
Total Assets .........................................     $91,471       $90,619
                                                           =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................     $ 1,679       $ 2,019
 Accrued expenses ....................................       1,284         1,378
                                                           -------       -------
  Total Current Liabilities ..........................       2,963         3,397
                                                           -------       -------
Profit-Sharing Plan Contribution .....................         188           119
                                                           -------       -------
Deferred Income Taxes ................................      11,129        10,258
                                                           -------       -------
Deferred Grant Income ................................       7,963         8,154
                                                           -------       -------

Commitments and Contingencies (Note 9)

Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding 645
  shares in 2004 and 2003 ............................          32            32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,481,007 shares in 2004 and 4,457,494 shares
  in 2003 ............................................       2,241         2,229
 Additional paid-in capital ..........................      29,914        29,709
 Retained earnings ...................................      37,041        36,721
                                                           -------       -------
  Total Shareholders' Equity .........................      69,228       68,691
                                                           -------       -------
Total Liabilities and Shareholders' Equity ...........     $91,471       $90,619
                                                           =======       =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)


                                                      Years Ended December 31,
                                                    2004       2003       2002
                                                 --------   --------   --------

Revenues:
 Operating Revenues ...........................   $24,943    $23,961    $22,868
 Other Income .................................     1,547        661        877

                                                 --------   --------   --------
   Total Revenues .............................    26,490     24,622     23,745
                                                 --------   --------   --------

Expenses:
 Operating:
  Maintenance of way and structures ...........     3,404      3,639      3,279
  Maintenance of equipment ....................     2,627      2,421      2,166
  Transportation ..............................     7,335      6,701      6,532
  General and administrative ..................     4,205      3,876      3,925
  Depreciation ................................     2,764      2,754      2,734
  Taxes, other than income taxes ..............     2,209      2,258      2,253
  Car hire, net ...............................       954        753        874
  Employee retirement plans ...................       405        340        220
  Track usage fees ............................       899        812      1,715
                                                 --------   --------   --------
   Total Operating Expenses ...................    24,802     23,554     23,698
                                                 --------   --------   --------

Income before Income Taxes ....................     1,688      1,068         47

Provision for Income Taxes ....................       650        400         25
                                                 --------   --------   --------

Net Income ....................................     1,038        668         22

Preferred Stock Dividends .....................         3          3          3
                                                 --------   --------   --------

Net Income Available to Common Shareholders ...  $ 1,035     $   665    $    19
                                                 =======     =======    =======

Basic and Diluted Income Per Common Share .....  $   .23     $   .15    $    --
                                                 =======     =======    =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in Thousands Except Per Share Amounts)

                                Years Ended December 31, 2004, 2003 and 2002
                                                   Additional            Share-
                              Preferred  Common     Paid-in   Retained  holders'
                                 Stock    Stock     Capital   Earnings   Equity
                                -------  -------   -------    -------   -------
Balance, January 1, 2002.....   $    32  $ 2,206   $29,376    $37,459   $69,073

Issuance of 16,205 common
 shares to fund the Company's
 2001 profit sharing plan
 contribution ...............                  8       143                  151
Issuance of 15,937 common
 shares for stock options
 exercised, employee stock
 purchases, and other .......                  8       100                  108
Dividends paid:
 Preferred stock, $5.00 per
  share .....................                                      (3)       (3)
 Common stock, $.16 per share                                    (710)     (710)
Net income for the year .....                                      22        22
                                -------  -------   -------    -------   -------
Balance, December 31, 2002...        32    2,222    29,619     36,768    68,641

Issuance of 14,114 common
 shares for stock options
 exercised, employee stock
 purchases, and other .......                  7        90                   97
Dividends paid:
 Preferred stock, $5.00 per
  share .....................                                      (3)       (3)
 Common stock, $.16 per share                                    (712)     (712)
Net income for the year .....                                     668       668
                                -------  -------   -------    -------   -------
Balance, December 31, 2003...        32    2,229    29,709     36,721    68,691

Issuance of 12,628 common
 shares to fund the Company's
 2003 profit sharing plan
 contribution ...............                  6       113                  119
Issuance of 10,885 common
 shares for stock options
 exercised, employee stock
 purchases, and other .......                  6        92                   98
Dividends paid:
 Preferred stock, $5.00 per
  share .....................                                      (3)       (3)
 Common stock, $.16 per share                                    (715)     (715)
Net income for the year......                                   1,038     1,038
                                -------  -------   -------    -------   -------
Balance, December 31, 2004...   $    32  $ 2,241   $29,914    $37,041   $69,228
                                =======  =======   =======    =======   =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                    Years Ended December 31,
                                                 2004        2003        2002
                                               -------     -------     -------
Cash Flows from Operating
 Activities:
 Net income .................................   $ 1,038    $   668     $    22
 Adjustments to reconcile net income to net
  cash flows from operating activities:
   Depreciation .............................     2,764      2,754      2,734
   Amortization of deferred grant income ....      (229)      (224)       (216)
   Profit-sharing plan contribution to be
     funded with common stock ...............       188        119          --
   Gains from sale, condemnation and
     disposal of property, equipment and
     easements, net .........................    (1,081)      (206)       (337)
   Deferred income taxes ....................       850        295         325
   Other, net ...............................         7         32          38
   Increase (decrease) in cash and
     equivalents from:
     Accounts receivable ....................       118       (559)        506
     Materials and supplies .................      (118)      (137)       (200)
     Prepaid expenses and other .............        --        297         (43)
     Accounts payable and accrued expenses ..      (396)      (604)      1,511
                                               -------     -------     -------
 Net cash flows from operating activities ...     3,141      2,435       4,340
                                               -------     -------     -------
Cash Flows from Investing Activities:
 Purchase of property and equipment .........    (3,659)    (4,127)     (5,378)
 Proceeds from sale and condemnation of
  property, equipment and easements .........     1,488        237         444
 Proceeds from deferred grant income ........       156        427         289
                                               -------     -------     -------
 Net cash flows used in investing activities    (2,015)     (3,463)     (4,645)
                                               -------     -------     -------
Cash Flows from Financing Activities:
 Dividends paid .............................     (718)       (715)       (713)
 Issuance of common shares for stock options
  exercised and employee stock purchases ....       95          87         102
                                               -------     -------     -------
 Net cash flows used in financing activities.     (623)       (628)       (611)
                                               -------     -------     -------
Increase (Decrease) in Cash and Equivalents..      503      (1,656)       (916)
Cash and Equivalents, Beginning of Year .....    1,232       2,888       3,804
                                               -------     -------     -------
Cash and Equivalents, End of Year ...........  $ 1,735     $ 1,232     $ 2,888
                                               =======     =======     =======

Supplemental Disclosures:
 Cash paid during year for income taxes .....  $    --     $    35     $    --
                                               =======     =======     =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands Except Per Share Amounts)

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

     One customer accounted for 12.6%, 13.3% and 15.7% of the Company's operating revenues in 2004, 2003 and 2002, respectively.

     Cash and Cash Equivalents
     -------------------------

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

               Track structure                  20 to 67 years
               Buildings and other structures   33 to 45 years
               Equipment                         4 to 25 years

     The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of the assets in determining whether the carrying amounts of the assets are recoverable. If an impairment exists it is measured by comparing the carrying value to the fair value.

     Deferred Grant Income
     ---------------------

     The Company has availed itself of various federal and state programs administered by the states of Connecticut, Massachusetts and Rhode Island for reimbursement of expenditures for capital improvements. In order to receive reimbursement, the Company must submit requests for the projects, including cost estimates. The Company receives from 70% to 100% of the costs of such projects, which have included bridges, track structure and public improvements. To the extent that such grant proceeds are used to fund capital improvements to bridges and track structure, they are recorded as deferred grant income and amortized into operating revenues on a straight-line basis over the estimated useful lives of the related improvements ($229 in 2004, $224 in 2003 and $216 in 2002).

     Grant proceeds utilized to finance public improvements, such as grade crossings and signals, are recorded as a direct offset to the cost of the improvements, which are not capitalized.

     Although the Company cannot predict the extent and length of future grant programs, it intends to continue filing requests for such grants when they are available.
     Revenue Recognition
     -------------------

     Freight revenues are recorded at the time delivery is made to the customer or the connecting carrier.

     Other freight related revenues and other operating revenues are recorded at the time the services are rendered to the customer.

     Gain or loss from sale, condemnation and disposal of property and equipment and easements is recorded at the time the transaction is consummated and collectibility is assured.

     Income Taxes
     ------------

     Deferred income taxes are recorded based on the differences between the financial statement and tax basis of assets and liabilities. Such deferred income taxes are also adjusted to reflect changes in the U.S. tax laws when enacted and changes in state tax rates.

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

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:


                                                     Years Ended December 31,
                                                   2004        2003        2002
                                               ---------   ---------   ---------

     Weighted average shares for basic ......  4,470,332   4,448,627   4,428,522
     Dilutive effect of convertible preferred
      stock and options .....................     77,278      67,050      68,692
                                               ---------   ---------   ---------
     Weighted average shares for diluted ....  4,547,610   4,515,677   4,497,214
                                               =========   =========   =========

     Options and warrants to purchase 11,110, 18,517 and 188,103 shares of common stock were outstanding during 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per common share because their effect would be antidilutive. The Company had outstanding warrants to purchase 175,000 shares of its common stock, all of which expired unexercised during 2003.

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

     o The Company has a self funded medical plan with stop-loss insurance which covers all of its full time employees. Medical claims are paid from a claims fund which the Company contributes to monthly. The estimated liability for unpaid claims incurred is adjusted at the end of each reporting period based upon historical experience modified by actual claim payments made through the date the financial statements are issued.

     o Liabilities for casualty claims, legal judgments and other loss contingencies are recorded when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not accrue estimated legal fees for appeals of legal judgments since we do not believe that such costs meet the definition of a liability and thus are accruable only at such time as legal services have been provided.

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

                                                    Years Ended December 31,
                                                   2004        2003        2002
                                                 -------     -------     -------
     Net income (loss) available to common shareholders:
      As reported ............................. $ 1,035     $   665     $    19
      Less impact of stock option expense,
       net of tax effects .....................      40          38          30
                                                -------     -------     -------
      Pro forma ............................... $   995     $   627     $   (11)
                                                =======     =======     =======
     Basic income (loss) per share:
      As reported ............................. $   .23     $   .15     $    --
      Less impact of stock option expense,
       net of tax effects .....................     .01         .01          --
                                                -------     -------     -------
      Pro forma ............................... $   .22     $   .14     $    --
                                                =======     =======     =======
     Diluted income (loss) per share:
      As reported ............................. $   .23     $   .15     $    --
      Less impact of stock option expense,
       net of tax effects .....................     .01         .01          --
                                                -------     -------     -------
      Pro forma ............................... $   .22     $   .14     $    --
                                                =======     =======     =======

     The fair value of options on their grant date is measured using the Black/Scholes option pricing model. The estimated weighted average fair value of options granted during 2004, 2003 and 2002 were $5.24, $4.49, and $4.35, respectively. Key assumptions used to apply this pricing model are as follows:


                                             2004       2003       2002
                                          ---------  ---------  ---------
     Average risk-free interest rate         3.90%      3.62%      4.97%
     Expected life of option grants          7.0 years  7.0 years  7.0 years
     Expected volatility of underlying stock  70%        73%        76%
     Expected dividend payment rate, as
      a percentage of the share price
      on the date of grant                   1.80%      2.06%      2.37%

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

     Comprehensive Income
     --------------------

     Comprehensive Income equals net income for 2004, 2003 and 2002.

     Segment Reporting
     -----------------

     The Company organizes itself as one segment reporting to the chief operating decision maker. Products and services consist primarily of interstate freight rail services. These include the movement of freight in both conventional freight cars and in intermodal containers on flat cars over the Company's rail lines, as well as freight related services such as switching, weighing and special trains and other services rendered to freight customers and other outside parties by the Company's Maintenance of Way, Communications & Signals and Maintenance of Equipment Departments.

     Recently Issued Financial Accounting Standards
     ----------------------------------------------

     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment", or SFAS No. 123R. This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting
     Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See "Stock-Based Compensation" in note 1 to the financial statements included in Item 8 herein for the pro forma net income and net income and net income per share for the years ending December 31, 2004, 2003 and 2002, presenting results if we used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R and do not expect the adoption to have a significant adverse impact on our statements of income and net income per share.

     On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board ("APB")
     Opinion No. 29". SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of SFAS 153 will have a material effect on its financial position, results of operations or cash flows.

2.   Property and Equipment

     Property and equipment consists of the following:
                                                              December 31,
                                                           2004           2003
                                                         -------        -------
     Land and improvements ....................          $10,609        $10,552
     Track structure ..........................           67,368         65,493
     Buildings and other structures ...........            7,916          7,837
     Equipment ................................           25,577         25,578
                                                         -------        -------
                                                         111,470        109,460
     Less accumulated depreciation ............           39,596         38,052
                                                         -------        -------
     Total property and equipment, net ........          $71,874        $71,408
                                                         =======        =======


3.   Land Held for Development

     Pursuant to permits issued by the United States Department of the Army Corp of Engineers ("ACE") and the Rhode Island Coastal Resources Management Council ("CRMC"), the Company created 33 acres of waterfront land in East Providence, Rhode Island ("South Quay") originally designed to capitalize on the growth of intermodal transportation utilizing rail, water and highway connections. The permits for the property, both of which have been extended to 2009, allow for construction of a dock along the west face of the South Quay. The property is adjacent to a 12 acre site also owned by the Company.

     In 2001, the Company completed overhead clearances between Worcester and the South Quay, which enables operation of double stack trains (having a height of nineteen feet, two inches) and multi-level automobile cars.

     The property is located a half mile from I-195.  In 1999,  the Rhode Island
     Department of Transportation entered into a contract for engineering services to undertake roadway improvements to provide direct vehicular access from the interstate highway system to the South Quay. The project is anticipated to be substantially complete by 2005.

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

4.   Revolving Line of Credit

     The Company has a revolving line of credit with its principal bank in the amount of $3,000 expiring May 31, 2005. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company pays no commitment fee on this line and has no compensating balance requirements. There were no loans outstanding under the line at any time during 2004 or 2003.

5.   Accrued Expenses

     Accrued expenses consist of the following:
                                                              December 31,
                                                           2004           2003
                                                         -------        -------
     Simplified employee pension plan
     contributions ........................              $   210        $   204
     Health insurance plan claims .........                  150            330
     Casualty loss claims .................                  473            433
     Other ................................                  451            411
                                                         -------        -------
                                                           1,284          1,378
                                                         =======        =======

6.   Other Income

     Other income consists of the following:         Years Ended December 31,
                                                   2004        2003        2002
                                                  ------      ------      ------
       Gains from sale, condemnation and
        disposal of property, equipment and
        easements, net ....................       $1,081      $  206      $  337
       Rentals and license fees under
        various operating leases ..........          454         443         490
     Interest .............................           12          12          50
                                                  ------      ------      ------
                                                  $1,547      $  661      $  877
                                                  ======      ======      ======

     Gains from sale, condemnation and disposal of property, equipment and easements for 2004 includes a $948,000 gain realized on the disposal of a portion of a branch line which the Commonwealth of Massachusetts acquired by eminent domain.

7.   Amtrak Arbitration

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

8.   Income Taxes

     The provision for income taxes consists of the following:

                                                     Years Ended December 31,
                                                   2004        2003       2002
                                                  ------      ------     ------
     Current:
      Federal ..........................          $ (210)     $  105     $ (300)
      State ............................              10          --         --
                                                  ------      ------     ------
                                                    (200)        105       (300)
     Deferred, Federal and State .......             850         295        325
                                                  ------      ------     ------
                                                  $  650      $  400     $   25
                                                  ======      ======     ======

     The following summarizes the estimated tax effect of temporary differences that are included in the net deferred income tax provision:

                                                    Years Ended December 31,
                                                  2004        2003        2002
                                                  -----       -----       -----
     Depreciation ...........................     $ 462       $ 431      $ 382
     Deferred grant income ..................        68         (62)       (32)
     Gains from sale, condemnation and
      disposal of property and equipment.....       348          (8)       (15)
     Accrued casualty and other claims ......       (14)        (74)       (56)
     Other ..................................       (14)          8         46
                                                  -----       -----      -----
                                                  $ 850       $ 295      $ 325
                                                  =====       =====      =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income tax liability as of December 31, 2004 and 2003 are as follows:

                                                               December 31,
                                                             2004          2003
                                                           -------       -------
     Deferred income tax liabilities:
      Differences between book and tax basis of
       property and equipment .......................     $13,956       $13,146
      Other .........................................          --            14
                                                          -------       -------
                                                           13,956        13,160
                                                          -------       -------
     Deferred income tax assets:
      Deferred grant income .........................       2,827         2,895
      Accrued casualty and other claims .............         168           154
      Allowance for doubtful accounts and other                44            44
                                                          -------       -------
                                                            3,039         3,093
                                                          -------       -------

     Net deferred income tax liability ..............     $10,917       $10,067
                                                          =======       =======

     A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

                                                      Years Ended December 31,
                                                     2004       2003       2002
                                                     ----       ----       ----
     Federal statutory rate .......................    34%        34%        34%
     Depreciation of properties acquired from
      bankrupt railroads having a tax basis
      in excess of cost ...........................    (2)        (6)       (48)
     Non deductible expenses, etc .................     7          9         67
                                                     ----       ----       ----
     Effective tax rate ...........................    39%        37%        53%
                                                     ====       ====       ====

9.   Commitments and Contingencies

     The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

     On January 29, 2002, the Company received a "Notice of Potential Liability" from the United States Environmental Protection Agency ("EPA") regarding an existing Superfund Site that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these "Notice" letters to potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Superfund Site. Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study ("RI/FS") phase of the clean-up at the Site, which will take approximately two or more years to complete. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice Letters (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA and therefore no liability has been accrued for this matter.

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

     In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L, on December 18, 2002. The Company is one of about sixty parties named thus far by Plaintiffs, who seek to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs allege that the Company is liable under 42 U.S.C. ss. 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company has entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. Although the Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site, the Company has agreed to settle this suit for $45 and has accrued a liability for this amount as of December 31, 2004. A settlement agreement has not yet been finalized.

     During May of 2004 a decision was rendered in the case of George W. O'Leary
     v. Providence and Worcester Railroad Company, et al., C.A. No. 99-560. The jury found the Company liable for compensatory and punitive damages which, along with accrued interest amounted to approximately $330. The Company appealed this judgment to the Rhode Island Supreme Court and subsequently paid $208 in full settlement of this judgment.

     The Company has entered into a contract in the amount of $218 to construct a building for its Communications and Signals Department on land which it owns in Plainfield Connecticut. As of December 31, 2004 construction costs of $44 have been incurred. It is expected that this construction will be completed in 2005.

10.  Employee Benefit Plans

     Stock Option Plan
     -----------------

     The Company has a non-qualified stock option plan ("SOP") covering all management personnel having a minimum of one year of service with the Company and who are not holders of a majority of either its outstanding common stock or its outstanding preferred stock. In addition, the Company's outside directors are eligible to participate in the SOP. The SOP has authorized 50,000 common shares or 5% of the shares of common stock outstanding, whichever is greater (224,050 shares at December 31, 2004). Options granted under the SOP, which are fully vested when granted, are exercisable over a ten year period at the market price for the Company's common stock as of the date the options are granted.


     Changes in stock options outstanding are as follows:

                                                            Weighted Average
                                                            ----------------
                                             Number         Exercise   Fair
                                             of shares        Price    Value
                                             ------          ------   ------
     Outstanding at January 1, 2002 ....     46,751          $ 9.50

     Granted ...........................      8,200            6.75   $ 4.35
     Exercised .........................     (3,431)           7.17
     Expired ...........................     (2,761)           6.88
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2002.................     48,759            9.35

     Granted ...........................      8,270            7.75   $ 4.49
     Exercised .........................     (2,344)           7.21
     Expired ...........................     (3,379)           7.34
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2003.................     51,306            9.32

     Granted ...........................      8,340            8.89   $ 5.24
     Exercised .........................     (3,242)           8.04
     Expired ...........................    (10,181)           8.68
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2004.................     46,223          $ 9.47
                                             ======          ======   ======

     The following table sets forth information regarding options at December 31, 2004:


                                                   Weighted Average
                     Range of       Number         ----------------
         Number      Exercise      Currently    Exercise   Remaining
        of Options    Prices      Exercisable     Price   Life (in years)
       ---------    ----------    ----------    ---------- -----------
         35,113    $6.75 - 8.89     35,113         $7.63        6
         11,110    12.38 - 18.38    11,110         15.29        5

     Defined Contribution Retirement Plans
     -------------------------------------

     The Company has a deferred profit-sharing plan ("Plan") which covers all of its employees who are members of its collective bargaining units. Contributions to the Plan are required in years in which the Company has income from "railroad operations" as defined in the Plan. Contributions are to be equal to at least 10% but not more than 15% of the greater of income before income taxes or income from railroad operations subject to a maximum contribution of $3.5 per eligible employee. Contributions to the Plan may be made in cash or in shares of the Company's common stock valued at the closing market price on the day contributed. Contributions accrued under this Plan amounted to $188 in 2004 and $119 in 2003. No contributions were accrued in 2002 since the Company had negative income from operations. The Company made its 2003 contribution and intends to make its 2004 contribution in newly issued shares of its common stock.

     The Company also has a Simplified Employee Pension Plan ("SEPP") which covers substantially all employees who are not members of one of its collective bargaining units. Contributions to the SEPP are discretionary and are determined annually as a percentage of each covered employee's compensation up to the maximum amount allowable by law. Contributions accrued under the SEPP amounted to $203 in 2004, $204 in 2003 and $203 in 2002 which, in each year, was less than the maximum amount allowable by law.

     Employee Stock Purchase Plan
     ----------------------------

     The Company has an Employee Stock Purchase Plan ("ESPP") under which eligible employees may purchase registered shares of common stock at 85% of the market price for such shares. An aggregate of 200,000 shares of common stock are authorized for issuance under the ESPP which was established in 1997. Any shares purchased under the ESPP are subject to a two year lock-up. ESPP purchases amounted to 7,439 shares in 2004, 10,665 shares in 2003 and 11,831 shares in 2002.

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

Item 9B. Other Information
--------------------------

None.

                               PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

For information with respect to the directors of the Company, see Pages 3 through 6 of the Company's definitive proxy statement for the 2004 annual meeting of its shareholders, which pages are incorporated herein by reference.

The following are the executive officers of the Company:

                                                Date of First
Name                       Age      Position  Election to Office
----                       ---      --------  ------------------
Robert H. Eder              72      Chairman         1980
Orville R. Harrold          72      President        1980
P. Scott Conti              47      Vice President   1999
Robert J. Easton            61      Treasurer        1988
Mary A. Tanona              47      Secretary        2000

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

Item 11. Executive Compensation
-------------------------------

See pages 6 through 9 of the Company's definitive proxy statement for the 2005 annual meeting of its shareholders, which pages are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

See pages 11 and 12 of the Company's definitive proxy statement for the 2005 annual meeting of its shareholders, which pages are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

Not Applicable

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

See pages 13 and 14 of the Company's definitive proxy statement for the 2005 annual meeting of its shareholders which pages are incorporated herein by reference.

                                    III - 1

Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------


(a)  (1)  All financial statements:

          An index of financial statements is included in Item 8, page II- 11 of this annual report

     (2)  Financial Statement schedule:

          Schedule II Valuation and Qualifying AccountsPage III-4

          All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or the notes thereto.

     (3)  Listing of Exhibits.

          (10A)Material Contracts (incorporated by reference to Exhibit 10 to the registration statement of the Registrant on Form 10, to the Non-Qualified Stock Option Plan and Employee Stock Purchase Plan of the Registrant on Forms S-8 and to the registration statements of the Registrant on Form S-1).

     (23) Consent of Independent Registered Public Accounting Firm

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


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                               /s/ Robert H. Eder
                               ------------------

                                By Robert H. Eder
                             Chief Executive Officer
                              Dated: March 28, 2005



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                Title                  Date
     ---------                -----                  ----
/s/ Robert H. Eder
________________________ Chief Executive        March 28, 2005
Robert H. Eder           Officer
                         and Chairman
                         (Principal
                         Executive Officer)
/s/ Orville R. Harrold
________________________ President and          March 28, 2005
Orville R. Harrold       Director
                         (Chief Operating
                         Officer)
/s/ Robert J. Easton
________________________ Treasurer              March 28, 2005
Robert J. Easton         (Principal financial
                         officer and principal
                         accounting officer)
/s/ Richard W. Anderson
________________________ Director               March 28, 2005
Richard W. Anderson
/s/ Frank W. Barrett
________________________ Director               March 28, 2005
Frank W. Barrett
/s/ J. Joseph Garrahy
________________________ Director               March 28, 2005
J. Joseph Garrahy


                                    III - 3

                                                                     SCHEDULE II

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
                              (IN THOUSAND DOLLARS)

         Column A        Column B    Column C Additions    Column D   Column E
         --------        --------    ------------------    --------   --------
                                      (1)        (2)
                         Balance   Charged to Charged to              Balance
                            at     costs and    other                  at end
       Description      beginning   expenses   accounts   Deductions     of
                        of period              describe      (A)       period
Allowance for doubtful
 accounts:
Year ended
 December 31, 2004.....   $125         $  8                  $  8        $125
                          ====         ====                  ====        ====
Year ended
 December 31, 2003.....   $125                                           $125
                          ====                                           ====
Year ended
 December 31, 2002.....   $125                                           $125
                          ====                                           ====

---------
(A) Bad debts written off.


                                    III - 4

                                                                      EXHIBIT 23




Consent of Independent Registered Public Accounting Firm


We consent to the incorporation by reference in Registration Statement Nos. 333-65937, 333-65949, and 333-21617 of Providence and Worcester Railroad Company on Form S-8 of our report dated March 25, 2005 relating to the financial statements and financial statement schedule of Providence & Worcester Railroad Company, appearing in this Annual Report on Form 10-K of Providence and Worcester Railroad Company for the year ended December 31, 2004.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 25, 2005

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

DATE:  March 28, 2005
                                          /s/ Robert H. Eder
                                     By:
                                         ______________________________
                                         Robert H. Eder
                                         Chairman of the Board
                                          and Chief Executive Officer

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

DATE:  March 28, 2005
                                         /s/ Robert J. Easton
                                     By:
                                         ______________________________
                                         Robert J. Easton
                                         Treasurer and Principal
                                          Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providence and Worcester Railroad Company (the Company) on form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the  requirements of Section 13 (a) or 15
          (d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                 /s/ Robert H. Eder

                                _____________________________
                                Robert H. Eder,
                                Chairman of the Board And Chief
Executive Officer
                                March 28, 2005

In connection with the Annual Report of Providence and Worcester Railroad Company (the Company) on form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the  requirements  of Section 13(a) or 15
          (d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                 /s/ Robert J. Easton

                                _____________________________
                                Robert J. Easton,
                                Treasurer and Chief Financial Officer
                                March 28, 2005