Form 10-Q
period 2005-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2005-05-12
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended March 31, 2005


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

As of May 1, 2005, the registrant has 4,497,892 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index


   Part I - Financial Information

     Item 1 - Financial Statements:

              Balance Sheets - March 31, 2005
              (Unaudited) and December 31, 2004............................3

              Statements of Operations (Unaudited) -
              Three Months Ended March 31, 2005 and 2004...................4

              Statements of Cash Flows (Unaudited) -
              Three Months Ended March 31, 2005 and 2004...................5

              Notes to Financial Statements (Unaudited)..................6-9

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations............10-12

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk..12


     Item 4 - Controls and Procedures.....................................12

   Part II - Other Information:

     Item 6 - Exhibits and Reports on Form 8-K............................13


   Signatures.............................................................14

   EXHIBIT 31-Certifications Pursuant To Section 302 of
             The Sarbanes-Oxley Act of 2002............................15-16

   EXHIBIT 32- Certifications Pursuant To 18 U.S.C.
           Section 1350, as Adopted Pursuant To
           Section 906 of The Sarbanes-Oxley Act of 2002..................17

Item 1.  Financial Statements
-----------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                          MARCH 31, DECEMBER 31,
                                                            2005          2004
                                                         (Unaudited)
                                                            -------      -------
Current Assets:
 Cash and cash equivalents ...........................      $   857      $ 1,735
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2005 and 2004 .........        3,897        3,564
 Materials and supplies ..............................        2,032        1,889
 Prepaid expenses and other current assets ...........          420          239
 Deferred income taxes ...............................          212          212
                                                            -------      -------
  Total Current Assets ...............................        7,418        7,639
Property and Equipment, net ..........................       72,102       71,874
Land Held for Development ............................       11,958       11,958
                                                            -------      -------
Total Assets .........................................      $91,478      $91,471
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 2,232      $ 1,679
 Accrued expenses ....................................        1,072        1,284
                                                            -------      -------
  Total Current Liabilities ..........................        3,304        2,963
                                                            -------      -------
Profit-Sharing Plan Contribution .....................          188          188
                                                            -------      -------
Deferred Income Taxes ................................       11,264       11,129
                                                            -------      -------
Deferred Grant Income ................................        7,906        7,963
                                                            -------      -------
Commitments and Contingent Liabilities................
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  645 shares in 2005 and 2004 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,483,542 shares in 2005 and 4,481,007
  shares in 2004 .....................................        2,242        2,241
 Additional paid-in capital ..........................       29,939       29,914
 Retained earnings ...................................       36,603       37,041
                                                            -------      -------
  Total Shareholders' Equity .........................       68,816       69,228
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $91,478      $91,471
                                                            =======      =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF OPERATIONS (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                                    Three Months Ended March 31,
                                                            2005          2004
                                                          -------       -------
Revenues:
 Operating Revenues ..................................    $ 5,640       $ 5,067
 Other Income ........................................        195           121
                                                          -------       -------
   Total Revenues ....................................      5,835         5,188
                                                          -------       -------

Operating Expenses:
 Maintenance of way and structures ...................      1,046         1,030
 Maintenance of equipment ............................        716           690
 Transportation ......................................      1,724         1,602
 General and administrative ..........................        985           988
 Depreciation ........................................        691           688
 Taxes, other than income taxes ......................        580           584
 Car hire, net .......................................        269           127
 Employee retirement plans ...........................         57            57
 Track usage fees ....................................        137           109
                                                          -------       -------
   Total Operating Expenses ..........................      6,205         5,875
                                                          -------       -------
Loss before Income Tax Benefit .......................       (370)         (687)
Income Tax Benefit ...................................       (115)         (225)
                                                          =======       =======
Net Loss .............................................       (255)         (462)

Preferred Stock Dividends ............................          3             3
                                                          -------       -------
Net Loss Attributable to Common Shareholders .........    $  (258)      $  (465)
                                                          =======       =======

Basic and Diluted Loss Per Common Share ..............    $  (.06)      $  (.10)
                                                          =======       =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                    Three Months Ended March 31,
                                                             2005         2004
                                                           -------       ------
Cash Flows from Operating Activities:
Net loss .............................................     $  (255)     $  (462)
Adjustments to reconcile net loss to net cash
 flows from (used in) operating activities:
 Depreciation ........................................         691          688
 Amortization of deferred grant income ...............         (57)         (57)
 Gains from sale and disposal of property,
  equipment and easements, net .......................         (50)         (20)
 Deferred income taxes ...............................         135          135
 Increase (decrease) in cash from:
  Accounts receivable ................................        (360)         633
  Materials and supplies .............................        (143)         (43)
  Prepaid expenses and other current assets ..........        (181)        (324)
  Accounts payable and accrued expenses ..............         264         (485)
                                                           -------       ------
Net cash flows from (used in) operating
 activities ..........................................          44           65
                                                           -------       ------

Cash flows from Investing Activities:
Purchase of property and equipment ...................        (842)        (473)
Proceeds from sale of property, equipment and
 easements ...........................................          50           55
Proceeds from deferred grant income ..................          27           76
                                                           -------       ------
Net cash flows used in investing activities ..........        (765)        (342)
                                                           -------       ------

Cash Flows from Financing Activities:
Dividends paid .......................................        (183)        (181)
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          26           18
                                                           -------       ------
Net cash flows used in financing activities ..........        (157)        (163)
                                                           -------       ------

Decrease in Cash and Cash Equivalents ................        (878)        (440)
Cash and Cash Equivalents, Beginning of
 Period ..............................................       1,735        1,232
                                                           -------       ------
Cash and Cash Equivalents, End of Period .............     $   857      $   792
                                                           =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

                                                    Three Months Ended March 31,
                                                             2005         2004
                                                           -------       ------
     Net loss attributable to common
      shareholders:
      As reported .................................        $  (258)      $ (465)
      Less impact of stock option expense .........             11            9
                                                           -------       ------
      Pro forma ...................................        $  (269)      $ (474)
                                                           =======       ======
     Basic loss per share:
      As reported .................................        $  (.06)      $ (.10)
      Less impact of stock option expense .........             --           --
                                                           -------       ------
      Pro forma ...................................        $  (.06)      $ (.10)
                                                           =======       ======
     Diluted loss per share:
      As reported .................................        $  (.06)      $ (.10)
      Less impact of stock option expense .........             --           --
                                                           -------       ------
      Pro forma ...................................        $  (.06)      $ (.10)
                                                           =======       ======

3.   Changes in Shareholders' Equity:
                                                                        Total
                                                    Additional          Share
                              Preferred   Common     Paid-in   Retained holders'
                                Stock     Stock      Capital   Earnings Equity
                               -------    -------    -------   -------  -------
     Balance December 31,2004. $    32    $ 2,241    $29,914   $37,041  $69,228
     Issuance of 2,536
      common shares for
      employee stock
      purchases and stock
      options exercised .......                 1         25                 26
     Dividends:
      Preferred stock,
      $5.00 per share .........                                     (3)      (3)
      Common stock, $.04
      per share ...............                                   (180)    (180)
     Net loss for the
      period ..................                                   (255)    (255)
                               -------    -------    -------   -------  -------
     Balance March 31, 2005... $    32    $ 2,242    $29,939   $36,603  $68,816
                               =======    =======    =======   =======  =======

4.   Other Income:
                                                                 2005      2004
                                                                 ----      ----
     Gains from sale and disposal of
      property, equipment and easements,
      net ..............................                         $ 50      $ 20
     Rentals ...........................                          139       100
     Interest ..........................                            6         1
                                                                 ----      ----
                                                                 $195      $121
                                                                 ====      ====

5.   Loss per Common Share:

     Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the effect of the Company's outstanding convertible preferred stock and stock options except where such items would be antidilutive.

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                                            2005         2004
                                                         ---------    ---------
     Weighted average shares for basic ......            4,481,572    4,457,616
     Dilutive effect of convertible preferred
      stock and stock options ...............                   --           --
                                                         ---------    ---------
     Weighted average shares for diluted ....            4,481,572    4,457,616
                                                         =========    =========

     Preferred Stock convertible into 64,500 shares of Common Stock was outstanding during the quarters ended March 31, 2005 and 2004. In addition, options to purchase 51,476 and 56,854 shares of common stock were outstanding during the quarters ended March 31, 2005 and 2004, respectively. These Common Stock equivalents were not included in the computation of the diluted loss per share in either of the quarters because their effect would be antidilutive.

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

     The Company has entered into a contract in the amount of $218 to construct a building for its Communications and Signals Department on land which it owns in Putnam, Connecticut. As of March 31, 2005 construction costs of $175 have been incurred. It is expected that this construction will be completed during the second quarter of 2005.

7.   Dividends:

     On April 27, 2005, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable May 19, 2005 to shareholders of record May 5, 2005.

8.   Recent Accounting Pronouncements:

     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting
     Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). On April 14, 2005 the Securities and Exchange Commission issued a revision to SFAS No. 123R and the effective date for this pronouncement will be for the first annual reporting period that begins after June 15, 2005. We are evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method.

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


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                                                Three Months Ended March 31,
                                            -----------------------------------
                                                  2005                 2004
                                            -----------------------------------
                                             (In thousands, except percentages)
Freight Revenues:
  Conventional carloads .......             $4,466    79.2%      $4,200    82.9%
  Containers ..................                710    12.6          608    12.0
  Other freight related .......                260     4.6          153     3.0
Other operating revenues ......                204     3.6          106     2.1
                                            ------   -----       ------   -----
     Total ....................             $5,640   100.0%      $5,067   100.0%
                                            ======   =====       ======   =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                                Three Months Ended March 31,
                                            -----------------------------------
                                                  2005                 2004
                                            -----------------------------------
                                             (In thousands, except percentages)
Salaries, wages, payroll taxes
 and employee benefits ........              $3,345      59.3%   $3,383    66.8%
Casualties and insurance ......                 250       4.4       252     5.0
Depreciation ..................                 691      12.3       688    13.6
Diesel fuel ...................                 349       6.2       249     4.9
Car hire, net .................                 269       4.8       127     2.5
Purchased services, including
 legal and professional fees ..                 235       4.2       236     4.7
Repair and maintenance of
 equipment ....................                 335       5.9       301     5.9
Track and signal materials ....                 302       5.4       189     3.7
Track usage fees ..............                 137       2.4       109     2.1
Other materials and supplies ..                 266       4.7       210     4.1
Other .........................                 476       8.4       432     8.5
                                             ------     -----    ------   -----
  Total .......................               6,655     118.0     6,176   121.8
  Less capitalized and
   recovered costs ............                 450       8.0       301     5.9
                                             ------     -----    ------   -----
     Total ....................              $6,205     110.0%   $5,875   115.9%
                                             ======     =====    ======   =====


Operating Revenues:

Operating revenues increased $573,000, or 11.3%, to $5.6 million in the first quarter of 2005 from $5.1 million in the first quarter of 2004. This increase results from a $266,000 (6.3%) increase in conventional freight revenues, a $102,000 (16.8%) increase in container freight revenues, a $107,000 (69.9%) increase in other freight related revenues and a $98,000 (92.5%) increase in other operating revenues.

The increase in conventional freight revenues is entirely due to a 6.6% increase in the average revenue received per conventional carloading. The Company's conventional carloadings decreased slightly, by 15, to 5,286 in the first quarter of 2005 from 5,301 in the first quarter of 2004. Decreases in construction aggregate traffic, a low-rated seasonal commodity, were largely offset by increases in carloadings of higher rated commodities. This change in traffic mix as well as modest rate increases, including diesel fuel surcharges, account for the increase in the average revenue per carloading.

The increase in container freight revenues results from an 8.9% increase in volume of containers handled, as well as a 7.2% increase in the average revenue received per container. Intermodal containers handled during the quarter increased by 1,260, or 8.9%, to 15,350 in 2005 from 14,090 in 2004. The increase in the average revenue received per container is attributable to contractual rate adjustments, as well as a shift in the mix of containers handled.

The increase in other freight related revenues is the result of increased demurrage charges billed to freight customers. This increased revenue largely offsets the increased car hire expense incurred during the quarter.

The increase in other operating revenues reflects a higher level of maintenance department billings. Revenues of this type vary from period to period depending upon the needs of freight customers and other outside parties.

Operating Expenses:

Operating expenses increased by $330,000, or 5.6%, to $6.2 million in the first quarter of 2005 from $5.9 million in the first quarter of 2004. Diesel fuel expense for the quarter increased by $100,000 due to the higher cost of petroleum products. Car hire expense increased by $142,000 during the quarter. These higher costs were largely offset by increased demurrage billings to freight customers as previously noted.

Liquidity and Capital Resources
-------------------------------

During the first quarter of 2005 the Company generated $44,000 of cash from its operations. Total cash and cash equivalents decreased by $878,000 for the quarter. The principal utilization of cash during the quarter, other than for operations, was for expenditures for property and equipment and for the payment of dividends.

In management's opinion cash generated from operations during the remainder of 2005 will be sufficient to enable the Company to meet its operating expenses and capital expenditure and dividend requirements.

Seasonality
-----------

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of March 31, 2005, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at March 31, 2005. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 2005.

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


DATED:  May 12, 2005

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

DATE:  May 12, 2005
                                     By: /s/ Robert H. Eder
                                         ----------------------------
                                         Robert H. Eder,
                                         Chairman of the Board
                                          And Chief Executive Officer

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

DATE:  May 12, 2005
                                     By: /s/ Robert J. Easton
                                         ----------------------------
                                         Robert J. Easton
                                         Treasurer and Principal
                                         Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection  with the Quarterly  Report of Providence  and Worcester  Railroad
Company (the Company) on form 10-Q for the quarterly period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                                   /s/ Robert H. Eder
                                  -----------------------------
                                  Robert H. Eder,
                                  Chairman of the Board And Chief
                                  Executive Officer
                                  May 12, 2005

In connection  with the Quarterly  Report of Providence  and Worcester  Railroad
Company (the Company) on form 10-Q for the quarterly period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                   /s/ Robert J. Easton
                                  -----------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  May 12, 2005