Form 10-Q
period 2005-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2005-08-12
CIK 831968

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2005
                                 -------------

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

As of August 1, 2005, the registrant has 4,500,017 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index



     Part I - Financial Information

        Item 1 - Financial Statements:

               Balance Sheets - June 30, 2005  (Unaudited)
               and December 31, 2004.......................................3

               Statements of Income (Loss) (Unaudited) -
               Three and Six Months Ended June 30, 2005
               and 2004....................................................4

               Statements of Cash Flows (Unaudited) - Six
               Months Ended June 30, 2005 and 2004.........................5

               Notes to Financial Statements (Unaudited)................6-10

        Item 2 -Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................11-14

        Item 3 -Quantitative and Qualitative Disclosures
               About Market Risk..........................................14

        Item 4 -Controls and Procedures...................................14

   Part II - Other Information:


        Item 4 -Submission of Matters to a Vote of Security Holders.......15

        Item 6 -Exhibits and Reports on Form 8-K..........................15

   Signatures.............................................................16

   EXHIBIT 31-Certification Pursuant To
             Section 302 of The Sarbanes-Oxley
             Act of 2002...............................................17-18

   EXHIBIT 32-Certification Pursuant To
             18 U.S.C. Section 1350, as Adopted
             Pursuant To Section 906 of The
             Sarbanes-Oxley Act of 2002...................................19

Item 1.  Financial Statements
-----------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                            JUNE 30,DECEMBER 31,
                                                              2005         2004
                                                          (Unaudited)
                                                            -------      -------
Current Assets:
 Cash and cash equivalents ...........................      $   545      $ 1,735
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2005 and 2004 .........        4,594        3,564
 Materials and supplies ..............................        2,148        1,889
 Prepaid expenses and other current assets ...........          327          239
 Deferred income taxes ...............................          212          212
                                                            -------      -------
  Total Current Assets ...............................        7,826        7,639
Property and Equipment, net ..........................       72,639       71,874
Land Held for Development ............................       11,958       11,958
                                                            -------      -------
Total Assets .........................................      $92,423      $91,471
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 2,802      $ 1,679
 Accrued expenses ....................................        1,197        1,284
                                                            -------      -------
  Total Current Liabilities ..........................        3,999        2,963
                                                            -------      -------
Profit-Sharing Plan Contribution .....................         --            188
                                                            -------      -------
Deferred Income Taxes ................................       11,334       11,129
                                                            -------      -------
Deferred Grant Income ................................        8,036        7,963
                                                            -------      -------
Commitments and Contingent Liabilities................
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  645 shares in 2005 and 2004 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,499,428 shares in 2005 and 4,481,007
  shares in 2004 .....................................        2,250        2,241
 Additional paid-in capital ..........................       30,142       29,914
 Retained earnings ...................................       36,630       37,041
                                                            -------      -------
  Total Shareholders' Equity .........................       69,054       69,228
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $92,423      $91,471
                                                            =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                     STATEMENTS OF INCOME (LOSS) (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                        Three Months Ended    Six Months Ended
                                             June 30,              June 30,
                                          2005       2004       2005      2004
                                        -------    -------    -------   -------
Revenues:
 Operating Revenues ..............      $ 6,588    $ 6,493    $12,228   $11,560
 Other Income ....................          164        142        359       263
                                        -------    -------    -------   -------
   Total Revenues ................        6,752      6,635     12,587    11,823
                                        -------    -------    -------   -------

Operating Expenses:
 Maintenance of way and
  structures .....................          955        954      2,001     1,984
 Maintenance of equipment ........          697        659      1,413     1,349
 Transportation ..................        1,946      1,899      3,670     3,501
 General and administrative ......        1,036      1,061      2,021     2,049
 Depreciation ....................          691        660      1,382     1,348
 Taxes, other than income
  taxes ..........................          563        558      1,143     1,142
 Car hire, net ...................          277        222        546       349
 Employee retirement plans .......           57         56        114       113
 Track usage fees ................          213        224        350       333
                                        -------    -------    -------   -------
  Total Operating Expenses .......        6,435      6,293     12,640    12,168
                                        -------    -------    -------   -------

Income (Loss) before Income
 Taxes (Benefit) .................          317        342        (53)     (345)
Provision for Income Taxes
 (Benefit) .......................          110        120         (5)     (105)
                                        -------    -------    -------   -------
Net Income (Loss) ................          207        222        (48)     (240)

Preferred Stock Dividends ........           --         --          3         3
                                        -------    -------    -------   -------
Net Income (Loss) Available to
 Common Shareholders .............      $   207    $   222    $   (51)  $  (243)
                                        =======    =======    =======   =======

Basic and Diluted Income
 (Loss) Per Common Share .........      $   .05    $   .05    $  (.01)  $  (.05)
                                        =======    =======    =======   =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)


                                                       Six Months Ended June 30,
                                                              2005         2004
                                                           -------      -------
Cash flows from operating activities:
Net loss .............................................     $   (48)     $  (240)
Adjustments to reconcile net loss to net cash
 flows from operating activities:
 Depreciation ........................................       1,382        1,348
 Amortization of deferred grant income ...............        (115)        (114)
 Gains from sale and disposal of property,
  equipment and easements, net .......................         (89)         (21)
 Deferred income taxes ...............................         205          185
 Increase (decrease) in cash from:
  Accounts receivable ................................        (869)         341
  Materials and supplies .............................        (259)         (50)
  Prepaid expenses and other .........................         (88)        (303)
  Accounts payable and accrued expenses ..............         959           47
                                                           -------      -------
Net cash flows from operating activities .............       1,078        1,193
                                                           -------      -------
Cash flows from Investing Activities:
Purchase of property and equipment ...................      (2,071)      (1,389)
Proceeds from sale of property, equipment and
 easements ...........................................          90           56
Proceeds from deferred grant income ..................          27          157
                                                           -------      -------
Net cash flows used in investing activities ..........      (1,954)      (1,176)
                                                           -------      -------
Cash Flows from Financing Activities:
Dividends paid .......................................        (363)        (360)
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          49           35
                                                           -------      -------
Net cash flows used in financing activities ..........        (314)        (325)
                                                           -------      -------

Decrease in Cash and Cash Equivalents ................      (1,190)        (308)
Cash and Cash Equivalents, Beginning of
 Period ..............................................       1,735        1,232
                                                           -------      -------
Cash and Cash Equivalents, End of Period .............     $   545      $   924
                                                           =======      =======

Non-cash transactions are described in Note 3.

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows for the interim periods ended June 30, 2005 and 2004. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

                                     Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                   ---------------------   ---------------------
                                       2005        2004        2005        2004
                                   ---------   ---------   ---------  ---------
     Net income (loss)
      available to common
      shareholders:
     As reported ...............   $  207      $   222      $   (51)    $  (243)
     Less impact of stock
      option expense ...........       10            9           21          17
                                   ------      -------      -------     -------
     Pro forma .................   $  197      $   213      $   (72)    $  (260)
                                   ======      =======      =======     =======
     Basic income (loss) per share:
     As reported ................  $  .05      $   .05      $  (.01)    $  (.05)
     Less impact of stock
       option expense ...........     .01           --          .01         .01
                                   ------      -------      -------     -------
     Pro forma ..................  $  .04      $   .05      $  (.02)    $  (.06)
                                   ======      =======      =======     =======
     Diluted income (loss) per share:
     As reported ................  $  .05      $   .05      $  (.01)    $  (.05)
     Less impact of stock
       option expense ...........     .01           --          .01         .01
                                   ------      -------      -------     -------
     Pro forma ..................  $  .04      $   .05      $  (.02)    $  (.06)
                                   ======      =======      =======     =======

3.   Changes in Shareholders' Equity:
                                                                        Total
                                                    Additional          Share
                              Preferred   Common     Paid-in   Retained holders'
                                Stock     Stock      Capital   Earnings Equity
                               -------    -------    -------   -------  -------
     Balance December 31,2004.  $  32    $ 2,241    $29,914   $37,041   $69,228
     Issuance of 4,441
      common shares for
      stock options
      exercised and
      employee stock
      purchases ..............                 2         47                  49
     Issuance of 13,980
      common shares to
      fund the Company's
      2004 profit-sharing
      plan contribution
      (non-cash
      transaction) ...........                 7        181                 188
     Dividends:
      Preferred stock,
      $5.00 per share ........                                     (3)       (3)
      Common stock, $.08
      per share ..............                                   (360)     (360)
     Net loss for the
      period .................                                    (48)      (48)
                                -----    -------    -------   -------   -------
     Balance June 30, 2005 ...  $  32    $ 2,250    $30,142   $36,630   $69,054
                                =====    =======    =======   =======   =======

     During the six months ended June 30, 2004 the Company issued 12,628 shares of its common stock with an aggregate fair market value of $119 to fund its 2003 profit-sharing plan contribution.

4.   Other Income:
                                      Three Months Ended       Six Months Ended
                                            June 30,                 June 30,
                                     -------------------      ------------------
                                       2005        2004        2005         2004
                                      ------      ------      ------      ------
     Gains from sale and
      disposal of property,
      equipment and
      easements, net ......             $ 39        $  1        $ 89       $ 21
     Rentals ..............              120         140         259        240
     Interest .............                5           1          11          2
                                        ----        ----        ----       ----
                                        $164        $142        $359       $263
                                        ====        ====        ====       ====

5.   Income (Loss) per Common Share:

     Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding during each period. Diluted income
     (loss) per common share reflects the effect of the Company's outstanding convertible preferred stock, options and warrants except where such items would be antidilutive.

     A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

                                     Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                   ---------------------   ---------------------
                                       2005        2004        2005        2004
                                   ---------   ---------   ---------   ---------
     Weighted-average shares
      for basic ............       4,494,993   4,470,566   4,488,319   4,464,091
     Dilutive effect of
      convertible preferred
      stock, options and
      warrants .............          79,278      75,511          --          --
                                   ---------   ---------   ---------   ---------
     Weighted-average shares
      for diluted ..........       4,574,271   4,546,077   4,488,319   4,464,091
                                   =========   =========   =========   =========

     Options  to  purchase   5,394  and  12,559  shares  of  common  stock  were
     outstanding for the three-month periods ended June 30, 2005 and 2004, respectively, but were not included in the computation of income per share because their effect would be antidilutive.

     Preferred stock convertible into 64,500 shares of common stock was outstanding for the six-month periods ended June 30, 2005 and 2004 and options to purchase 51,011 and 56,854 shares of common stock were outstanding for the six- month periods ended June 30, 2005 and 2004, respectively. These common stock equivalents were not included in the computation of the diluted loss per share for these periods because their effect would be antidilutive.

6.   Commitments and Contingent Liabilities:

     The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision, in the total amount of $470 as of June 30, 2005, has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

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

7.   Dividends:

     On July 27, 2005, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable August 22, 2005 to shareholders of record August 8, 2005.

8.   Recent Accounting Pronouncements:

     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS No. 123R). This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). On April 14, 2005 the Securities and Exchange Commission issued a revision to SFAS No. 123R and the effective date for this pronouncement will be for the first annual reporting period that begins after June 15, 2005. We are evaluating the two methods of adoption allowed by SFAS No. 123R: the modified- prospective transition method and the modified-retrospective transition method.


     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154; the Statement). SFAS No. 154, effective for interim or annual reporting periods beginning after December 15, 2005, replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by new accounting pronouncements that do not include specific transition provisions, and requires retrospective application of changes in accounting principles to prior periods financial statements unless it is impracticable to determine either the period-specific or cumulative effects of the change. In the event of a change in accounting principle, accounting estimate or reporting entity, we will describe the nature of the change and the reason for the change, and will reflect the impact of the change in the current and prior period financial statements as appropriate.

     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of the future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently determining the impact of FIN 47 on its financial reporting and disclosures.

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


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                       Three Months Ended June 30,  Six Months Ended June 30,
                      ---------------------------- -----------------------------
                           2005            2004         2005           2004
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Freight Revenues:
 Conventional
  carloads ......     $5,553   84.3% $5,486  84.5% $10,019  81.9%  $9,686  83.8%
 Containers .....        691   10.5     653  10.0    1,401  11.5    1,261  10.9
 Other freight
  related .......        181    2.7     167   2.6      441   3.6      320   2.8
Other Operating
 Revenues .......        163    2.5     187   2.9      367   3.0      293   2.5
                      ------  -----  ------ -----  ------- -----  ------- -----
   Total ........     $6,588  100.0% $6,493 100.0% $12,228 100.0% $11,560 100.0%
                      ======  =====  ====== =====  ======= =====  ======= =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:


                       Three Months Ended June 30,  Six Months Ended June 30,
                      ---------------------------- -----------------------------
                           2005            2004         2005           2004
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Salaries, wages,
 payroll taxes
 and employee
 benefits .......     $3,477  52.8% $3,292  50.7%  $6,822   55.8%  $6,675  57.7%
Casualties and
 insurance ......        249   3.8     522   8.0      499    4.1      774   6.7
Depreciation ....        691  10.5     660  10.2    1,382   11.3    1,348  11.7
Diesel fuel .....        502   7.6     284   4.4      851    7.0      533   4.6
Car hire, net ...        277   4.2     222   3.4      546    4.5      349   3.0
Purchased
 services,
 including legal
 and professional
 fees ...........        292   4.4     327   5.0      527    4.3      563   4.9
Repair and
 maintenance of
 equipment ......        329   5.0     300   4.6      664    5.4      601   5.2
Track and signal
 materials ......        825  12.5     416   6.4    1,127    9.2      605   5.2
Track usage fees         213   3.2     224   3.5      350    2.9      333   2.9
Other materials
 and supplies ...        250   3.8     235   3.6      516    4.2      445   3.9
Other ...........        418   6.4     450   6.9      894    7.3      882   7.6
                      ------ -----  ------ -----  -------  -----  ------- -----
 Total ..........      7,523 114.2   6,932 106.7   14,178  116.0   13,108 113.4
 Less capitalized
  and recovered
  costs .........      1,088  16.5     639   9.8    1,538   12.6      940   8.1
                      ------ -----  ------ -----  -------  -----  ------- -----
   Total ........     $6,435  97.7% $6,293  96.9% $12,640  103.4% $12,168 105.3%
                      ====== =====  ====== =====  =======  =====  ======= =====

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004


Operating Revenues:

Operating revenues increased $668,000, or 5.8%, to $12.2 million in the six months ended June 30, 2005 from $11.6 million in 2004. This increase is the combined result of a $333,000 (3.4%) increase in conventional freight revenues, a $140,000 (11.1%) increase in container freight revenues, a $121,000 (37.8%) increase in other freight related revenues and a $74,000 (25.3%) increase in other operating revenues.

The increase in conventional freight revenues results from a 2.8% increase in the average revenue received per conventional carloading and a small (.6%) increase in traffic volume. The Company's conventional carloadings increased by 87 to 14,497 in the first six months of 2005 from 14,410 in 2004. Rate increases, including diesel fuel surcharges, largely account for the increase in the average revenue per carloading.

The increase in container freight revenues is the result of an 11.5% increase in the average revenue received per container slightly offset by a .3% decrease in the volume of containers handled. Intermodal containers handled during the six-month period decreased by 102 to 29,613 in 2005 from 29,715 in 2004. The increase in the average revenue received per container is attributable to contractual rate adjustments, as well as a shift in the mix of containers handled.

The increase in other freight related revenues results from increased demurrage charges billed to freight customers. This revenue partially offsets the increased car hire expense incurred during the period.

The increase in other operating revenues results from higher maintenance department billings. Revenues of this type vary from period to period depending upon the needs of freight customers and other outside parties.

Operating Expenses:

Operating expenses increased by $472,000, or 3.9%, to $12.6 million in 2005 from $12.2 million in 2004. Diesel fuel costs for the six-month period increased by $318,000 reflecting the higher prices paid for petroleum products. Car hire expense increased by $197,000 during the period. These higher costs were partially offset by increased demurrage billings to freight customers as previously noted. Casualties and insurance expense in 2004 includes a provision of $275,000 to cover a lawsuit judgment against the Company which was rendered in May 2004 and subsequently settled in full in December 2004 for $208,000.


Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Operating Revenues:

Operating revenues increased $95,000, or 1.5% to $6.6 million in the second quarter of 2005 from $6.5 million in the second quarter of 2004. This increase is the net result of a $67,000 (1.2%) increase in conventional freight revenues, a $38,000 (5.8%) increase in container freight revenues and a $14,000 (8.4%) increase in other freight related revenues partially offset by a $24,000 (12.8%) decrease in other operating revenues.

The increase in conventional freight revenues results from 1.1% increase in conventional traffic volume and .1% increase in the average revenue received per conventional carloading. The Company's conventional carloadings increased by 102 to 9,211 in the second quarter of 2005 from 9,109 in 2004. Increases in construction aggregate and coal traffic (lower-rated commodities) were partially offset by decreases in carloadings of higher rated commodities. The small increase in the average revenue received per conventional carloading results from modest rate increases, including diesel fuel surcharges, largely offset by the effects of the changes in traffic mix as previously discussed.

The increase in container freight revenues is the net result of a 15.9% increase in the average revenue received per container partially offset by an 8.7% decrease in the volume of containers handled. Intermodal containers handled during the second quarter of 2005 decreased by 1,362 to 14,263 from 15,625 in the second quarter of 2004. The increase in the average revenue received per container is attributable to contractual rate adjustments, as well as a shift in the mix of containers handled. Lower rated containers accounted for much of the decline in volume.

The increase in other freight related revenues results from increased demurrage charges billed to freight customers as previously discussed.

The decrease in other operating revenues results from a reduction in maintenance department billings to freight customers and other outside parties.

Operating Expenses:

Operating expenses for the second quarter of 2005 increased by $142,000, or 2.3%, from the second quarter of 2004. Increases in diesel fuel costs of $218,000 and car hire expense of $55,000 during 2005 were offset by the $275,000 lawsuit provision which was included in 2004.

Liquidity and Capital Resources
-------------------------------

During the first six months of 2005 the Company generated $1.1 million of cash from its operations. Total cash and equivalents decreased by $1.2 million for the period. The principal utilization of cash during the period, other than for operations, was for expenditures for property and equipment, of which $1.1 million was for additions and improvements to track structure, and for the payment of dividends.

In management's opinion, cash generated from operations during the remainder of 2005 will be sufficient to enable the Company to meet its operating expenses and capital expenditure and dividend requirements.

Seasonality
-----------

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of June 30, 2005, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at June 30, 2005. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

PART II - Other Information
---------------------------

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

          The Annual Meeting of Stockholders was held on April 27, 2005. Of the 4,481,784 shares of common stock entitled to vote, 4,141,807 shares were present, in person or by proxy. Of the 645 shares of preferred stock entitled to vote, 503 shares were present, in person or by proxy.

          All directors of the Company are elected on an annual basis and the following were so elected at this Annual Meeting:

          Richard W. Anderson, Robert H. Eder and John J. Healy were elected Common Stock Directors. Mr. Anderson received 3,960,404 affirmative votes and 181,403 votes withheld, Mr. Eder received 3,935,673 affirmative votes and 206,134 votes withheld and Mr. Healy received 3,960,154 affirmative votes and 181,653 votes withheld of common shares.

          Frank W. Barrett, J. Joseph Garrahy, James C. Garvey, Orville R. Harrold, Charles M. McCollam, Jr. and Craig M. Scott were elected Preferred Stock Directors. Messrs. Barrett and Scott each received 503 affirmative votes and no votes withheld of preferred shares. Messrs. Garrahy, Garvey, Harrold and McCollam each received 500 affirmative votes and 3 votes withheld of preferred shares.

          A proposal was presented to approve the Company's All Star/Anniversary Safety Incentive Plan which calls for the issuance of not more the 25,000 shares of newly issued common shares of the Company to its eligible employees. The proposal received 2,575,378 affirmative votes, 152,131 negative votes, 73,674 abstentions and 1,340,624 no votes of common shares. The proposal received 503 affirmative votes and no negative votes of preferred shares.

          A proposal was presented to amend the Company's Bylaws to eliminate the mandatory retirement age for members of the Board of Directors. The proposal received 3,967,601 affirmative votes, 94,858 negative votes and 79,348 abstentions of common shares. The proposal received 500 affirmative votes and 3 negative votes of preferred shares.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 2005.

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


DATED:  August 12, 2005

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

DATE:  August 12, 2005
                                       By: /s/ Robert H. Eder
                                       -------------------------------------
                                           Robert H. Eder
                                           Chairman of the Board
                                            and Chief Executive Officer

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

DATE:  August 12, 2005
                                       By: /s/ Robert J. Easton
                                       -------------------------------------
                                           Robert J. Easton
                                           Treasurer and Chief
                                            Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company ("the Company") on form 10-Q for the quarterly period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                  /s/ Robert H. Eder
                                  -------------------------------------
                                  Robert H. Eder,
                                  Chairman of the Board and Chief
                                   Executive Officer
                                  August 12, 2005

In connection with the Quarterly Report of Providence and Worcester Railroad Company ("the Company") on form 10-Q for the quarterly period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                  /s/ Robert J. Easton
                                  -------------------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  August 12, 2005