Form 10-Q
period 2005-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2005-11-14
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended September 30, 2005

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

YES  X    NO ___
    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ___   NO X
            ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ___   NO X
            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 1, 2005, the registrant has 4,504,638 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index



Part I - Financial Information

     Item 1 - Financial Statements (Unaudited):

          Balance  Sheets - September 30, 2005 (Unaudited)
          and December 31, 2004...........................................    3

          Statements of Income (Unaudited) - Three and
          Nine Months Ended September 30, 2005
          and 2004........................................................    4

          Statements of Cash Flows (Unaudited) - Nine
          Months Ended September 30, 2005 and 2004........................    5

          Notes to Financial Statements (Unaudited)....................... 6-10

     Item 2 -Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................11-14

     Item 3 -Quantitative and Qualitative Disclosures About Market Risk...   14

     Item 4 -Controls and Procedures......................................   15

Part II - Other Information:

     Item 6 - Exhibits and Reports on Form 8-K ...........................   15

Signatures ...............................................................   16

EXHIBIT 31-Certifications Pursuant To Section 302
           of The Sarbanes-Oxley Act of 2002..............................17-18

EXHIBIT 32-Certifications Pursuant To 18 U.S.C.
           Section 1350, as Adopted Pursuant To
           Section 906 of The Sarbanes-Oxley Act of 2002..................   19

Item 1. Financial Statements
----------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                       September 30,December 31,
                                                              2005         2004
                                                          (Unaudited)
                                                            -------      -------

Current Assets:
 Cash and cash equivalents ...........................      $   995      $ 1,735
 Accounts receivable, net of allowance for
  doubtful accounts of $125 in 2005 and 2004 .........        4,563        3,564
 Materials and supplies ..............................        1,899        1,889
 Prepaid expenses and other ..........................          244          239
 Deferred income taxes ...............................          211          212
                                                            -------      -------
  Total Current Assets ...............................        7,912        7,639
Property and Equipment, net ..........................       72,980       71,874
Land Held for Development ............................       11,958       11,958
                                                            -------      -------
Total Assets .........................................      $92,850      $91,471
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 2,197      $ 1,679
 Accrued expenses ....................................        1,385        1,284
                                                            -------      -------
  Total Current Liabilities ..........................        3,582        2,963
                                                            -------      -------
Profit-Sharing Plan Contribution .....................          117          188
                                                            -------      -------
Deferred Income Taxes ................................       11,413       11,129
                                                            -------      -------
Deferred Grant Income ................................        8,101        7,963
                                                            -------      -------
Commitments and Contingent Liabilities................
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  645 shares in 2005 and 2004 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,504,301 shares in 2005 and 4,481,007
  shares in 2004 .....................................        2,252        2,241
 Additional paid-in capital ..........................       30,201       29,914
 Retained earnings ...................................       37,152       37,041
                                                            -------      -------
  Total Shareholders' Equity .........................       69,637       69,228
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $92,850      $91,471
                                                            =======      =======

               The accompanying notes are an integral part of the
                       financial statements (unaudited).

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                        STATEMENTS OF INCOME (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                         Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                           2005      2004       2005      2004
                                         -------   -------    -------   -------
Revenues:
Operating Revenues .................     $ 7,449   $ 7,036    $19,677   $18,596
Other Income .......................         133     1,169        492     1,432
                                         -------    ------   --------   -------
   Total Revenues ..................       7,582     8,205     20,169    20,028
                                         -------    ------   --------   -------

Operating Expenses:
 Maintenance of way and
  structures .......................         865       733      2,866     2,717
 Maintenance of equipment ..........         644       622      2,057     1,971
 Transportation ....................       1,984     1,752      5,654     5,253
 General and administrative ........       1,075     1,072      3,096     3,121
 Depreciation ......................         691       728      2,073     2,076
 Taxes, other than income
  taxes ............................         549       545      1,692     1,687
 Car hire, net .....................         280       245        826       594
 Employee retirement plans .........         173       241        287       354
 Track usage fees ..................         214       255        564       588
                                         -------    ------   --------   -------
  Total Operating Expenses .........       6,475     6,193     19,115    18,361
                                         -------    ------   --------   -------

Income before Income Taxes .........       1,107     2,012      1,054     1,667
Provision for Income Taxes .........         405       715        400       610
                                         -------    ------   --------   -------
Net Income .........................         702     1,297        654     1,057

Preferred Stock Dividends ..........          --        --          3         3
                                         -------    ------   --------   -------
Net Income Available to Common
 Shareholders ......................    $   702    $ 1,297    $   651   $ 1,054
                                        =======    =======    =======   =======

Basic Income Per Common Share ......    $   .16    $   .29    $   .14   $   .24
                                        =======    =======    =======   =======

Diluted Income Per Common
 Share .............................    $   .15    $   .28    $   .14   $   .23
                                        =======    =======    =======   =======


               The accompanying notes are an integral part of the
                       financial statements (unaudited).

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                 Nine Months Ended September 30,
                                                             2005         2004
                                                           -------      -------
Cash Flows from Operating Activities:
Net income .........................................       $   654      $ 1,057
Adjustments to reconcile net income to net
 cash flows from operating activities:
 Depreciation ......................................         2,073        2,076
 Amortization of deferred grant income .............          (173)        (171)
 Profit-sharing plan contribution to be
  funded with common stock .........................           117          185
 Gains from sale, condemnation and disposal
  of property, equipment and easements, net ........           (90)      (1,081)
 Deferred income tax expense .......................           285          652
 Increase (decrease) in cash from:
  Accounts receivable ..............................          (903)        (526)
  Materials and supplies ...........................           (10)         124
  Prepaid expenses and other .......................            (5)         (61)
  Accounts payable and accrued expenses ............           510          (43)
                                                           -------      -------
Net cash flows from operating activities ...........         2,458        2,212
                                                           -------      -------

Cash Flows from Investing Activities:
Purchase of property and equipment .................        (3,072)      (2,785)
Proceeds from sale and condemnation of
 property, equipment and easements .................            92        1,468
Proceeds from deferred grant income ................           215          157
                                                           -------      -------
Net cash flows used in investing activities ........        (2,765)      (1,160)
                                                           -------      -------

Cash Flows from Financing Activities:
Dividends paid .....................................          (543)        (540)
Issuance of common shares for stock options
 exercised, employee stock purchases and
 other .............................................           110           60
                                                           -------      -------
Net cash flows used in financing activities ........          (433)        (480)
                                                           -------      -------

Increase (decrease) in Cash and Cash
 Equivalents .......................................          (740)         572
Cash and Cash Equivalents, Beginning of
 Period ............................................         1,735        1,232
                                                           -------      -------
Cash and Cash Equivalents, End of Period ...........       $   995      $ 1,804
                                                           =======      =======

Non-cash transactions are described in Note 3.

               The accompanying notes are an integral part of the
                       financial statements (unaudited).

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows for the interim periods ended September 30, 2005 and 2004. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                      -------------------   -------------------
                                       2005        2004      2005        2004
                                      ------      ------    ------      ------
     Net income available to
      common shareholders:
     As reported ................     $  702      $1,297    $  651      $1,054
     Less impact of stock
      option expense ............         10           9        32          26
                                      ------      ------    ------      ------
     Pro forma ..................     $  692      $1,288    $  619      $1,028
                                      ======      ======    ======      ======
     Basic income per share:
     As reported ................     $  .16      $  .29    $  .14      $  .24
     Less impact of stock
       option expense ...........        .01          --        --         .01
                                      ------      ------    ------      ------
     Pro forma ..................     $  .15      $  .29    $  .14      $  .23
                                      ======      ======    ======      ======
     Diluted income per share:
     As reported ................     $  .15      $  .28    $  .14      $  .23
     Less impact of stock
      option expense ............         --          --        --          --
                                      ------      ------    ------      ------
     Pro forma ..................     $  .15      $  .28    $  .14      $  .23
                                      ======      ======    ======      ======

3. Changes in Shareholders' Equity:
                                                                        Total
                                                    Additional          Share
                                Preferred  Common    Paid-in   Retained holders'
                                  Stock    Stock     Capital   Earnings Equity
                                 -------   -------   -------   -------  -------
     Balance, December 31,2004   $    32   $ 2,241   $29,914   $37,041  $69,228
     Issuance of 9,314
      common shares for
      stock options
      exercised, employee
      stock purchases and
      other ..................                   4       106                110
     Issuance of 13,980
      common shares to
      fund the Company's
      2004 profit-sharing
      plan contribution
      (non-cash
      transaction) ...........                   7       181                188
     Dividends:
      Preferred stock,
      $5.00 per share ........                                      (3)      (3)
      Common stock, $.12
      per share ..............                                    (540)    (540)
     Net income for the
      period .................                                     654      654
                                 -------   -------   -------   -------  -------
     Balance,
      September 30, 2005 .....   $    32   $ 2,252   $30,201   $37,152  $69,637
                                 =======   =======   =======   =======  =======

     During the nine months ended September 30, 2004 the Company issued 12,628 shares of its common stock with an aggregate fair market value of $119 to fund its 2003 profit-sharing plan contribution.

4. Other Income:
                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                   -------------------       -------------------
                                    2005         2004         2005         2004
                                   ------       ------       ------       ------
     Gains from sale,
      condemnation and
      disposal of property,
      equipment and
      easements, net ......        $    1       $1,060       $   90       $1,081
     Rentals ..............           126          106          385          346
     Interest .............             6            3           17            5
                                   ------       ------       ------       ------
                                   $  133       $1,169       $  492       $1,432
                                   ======       ======       ======       ======

     Gains from sale, condemnation and disposal of property, equipment and easements for 2004 includes a $948,000 gain realized on the disposal of a portion of a branch line which the Commonwealth of Massachusetts acquired by eminent domain.

5. Income Per Common Share:

     Basic income per common share is computed using the weighted-average number of common shares outstanding during each period. Diluted income per common share reflects the effect of the Company's outstanding convertible preferred stock and options except where such items would be antidilutive.

     A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:


                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                   ---------------------   ---------------------
                                     2005        2004        2005        2004
                                   ---------   ---------   ---------   ---------
     Weighted average shares
      for basic ............       4,500,841   4,474,896   4,492,539   4,467,719
     Dilutive effect of
      convertible preferred
      stock and options ....          80,244      76,599      79,568      75,007
                                   ---------   ---------   ---------   ---------
     Weighted-average shares
      for diluted ..........       4,581,085   4,551,495   4,572,107   4,542,726
                                   =========   =========   =========   =========

     Options to purchase 5,394 shares of common stock which were outstanding for the three and nine month periods ended September 30, 2005 and options to purchase 12,559 shares of common stock which were outstanding for the three and nine month periods ended September 30, 2004 were not included in the computations of diluted earnings per share because their effect would be antidilutive.

6. Commitments and Contingent Liabilities:

     The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision, in the total amount of $470 as of September 30, 2005, has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

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

     In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L, on December 18, 2002. The Company is one of about sixty parties named thus far by Plaintiffs, who seek to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs allege that the Company is liable under 42 U.S.C. ss. 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company has entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. Although the Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site, the Company has agreed to settle this suit for $45 and has accrued a liability for this amount as of September 30, 2005 and December 31, 2004. A settlement agreement has not yet been finalized.

7. Dividends:

     On October 26, 2005, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable November 21, 2005 to shareholders of record November 7, 2005.

8. Recent Accounting Pronouncements:

     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS No. 123R). This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). On April 14, 2005 the Securities and Exchange Commission issued a revision to SFAS No. 123R and the effective date for this pronouncement will be for the first annual reporting period that begins after June 15, 2005. We are evaluating the two methods of adoption allowed by SFAS No. 123R. Refer to
     Note 2 for the potential impacts of the adoption of this standard.

     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154). SFAS No. 154, effective for interim or annual reporting periods beginning after December 15, 2005, replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by new accounting pronouncements that do not include specific transition provisions, and requires retrospective application of changes in accounting principles to prior periods financial statements unless it is impracticable to determine either the period-specific or cumulative effects of the change. In the event of a change in accounting principle, accounting estimate or reporting entity, we will describe the nature of the change and the reason for the change, and will reflect the impact of the change in the current and prior period financial statements as appropriate.

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


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                           Three Months Ended           Nine Months Ended
                              September 30,                September 30,
                      ---------------------------- -----------------------------
                           2005           2004          2005           2004
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Freight Revenues:
 Conventional
  carloads ......     $6,245  83.8% $ 5,829  82.9% $16,264  82.7% $15,515  83.4%
 Containers .....        899  12.1      831  11.8    2,300  11.7    2,092  11.3
 Other freight
  related .......        170   2.3      184   2.6      611   3.1      504   2.7
Other Operating
 Revenues .......        135   1.8      192   2.7      502   2.5      485   2.6
                      ------ -----   ------ -----  ------- -----  ------- -----
   Total ........     $7,449 100.0%  $7,036 100.0% $19,677 100.0% $18,596 100.0%
                      ====== =====   ====== =====  ======= =====  ======= =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:


                           Three Months Ended           Nine Months Ended
                              September 30,                September 30,
                      ---------------------------- -----------------------------
                           2005           2004          2005           2004
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Salaries, wages,
 payroll taxes and
 employee benefits $3,717   49.9% $ 3,681  52.3% $10,539   53.6% $10,356   55.7%
Casualties and
 insurance .......    245    3.3      236   3.4      744    3.8    1,010    5.4
Depreciation .....    691    9.3      728  10.3    2,073   10.5    2,076   11.1
Diesel fuel ......    570    7.6      306   4.3    1,421    7.2      839    4.5
Car hire, net ....    280    3.7      245   3.5      826    4.2      594    3.2
Purchased
 services,
 including legal
 and professional
 fees ............    453    6.1      421   6.0      980    5.0      984    5.3
Repair and
 maintenance of
 equipment .......    245    3.3      193   2.7      909    4.6      794    4.2
Track and signal
 materials .......    440    5.9      583   8.3    1,567    8.0    1,188    6.4
Track usage fees .    214    2.9      255   3.6      564    2.9      588    3.2
Other materials
 and supplies ....    221    3.0      296   4.2      737    3.7      741    4.0
Other ............    369    4.9      342   4.9    1,263    6.4    1,224    6.6
                   ------  -----  ------  -----  -------  -----   ------  -----
 Total ...........  7,445   99.9    7,286 103.5   21,623  109.9   20,394  109.6
 Less capitalized
  and recovered
  costs ..........    970   13.0    1,093  15.5    2,508   12.8    2,033   10.9
                   ------  -----  ------  -----  -------  -----   ------  -----
   Total ......... $6,475   86.9% $6,193   88.0% $19,115   97.1% $18,361   98.7%
                   ======  =====  ======  =====  =======  =====  =======  =====

Nine Months Ended September 30, 2005 Compared to Nine Months
Ended September 30, 2004


Operating Revenues:

Operating revenues increased $1.1 million, or 5.8%, to $19.7 million in the nine months ended September 30, 2005 from $18.6 million in 2004. This increase is the combined result of a $749,000 (4.8%) increase in conventional freight revenues, a $208,000 (9.9%) increase in container freight revenues, a $107,000 (21.2%) increase in other freight related revenues and a $17,000 (3.5%) increase in other operating revenues.

The increase in conventional freight revenues results from a 2.2% increase in the average revenue received per conventional carloading and a 2.6% increase in traffic volume. The Company's conventional carloadings increased by 637 to 24,946 in the first nine months of 2005 from 24,309 in 2004. Rate increases, including diesel fuel surcharges, account for the increase in the average revenue per carloading.

The increase in container revenues is the result of a 16.7% increase in the average revenue received per container partially offset by a 5.8% decrease in the volume of containers handled. Intermodal containers handled during the nine-month period decreased by 2,841 to 46,426 in 2005 from 49,267 in 2004. The increase in the average revenue received per container is attributable to contractual rate adjustments, as well as a shift in the mix of containers handled.

The increase in other freight revenues results from increased demurrage charges billed to freight customers. This revenue partially offsets the increased car hire expense incurred during the nine-month period.

The increase in other operating revenues is the result of higher maintenance department billings. Revenues of this type vary from period to period depending upon the needs of freight customers and other outside parties.


Other Income:

Other income decreased by $940,000 to $492,000 in the nine months ended September 30, 2005 from $1.4 million in 2004. Other income in 2004 includes a gain of $948,000 realized on the disposal of a portion of a branch line which the Commonwealth of Massachusetts acquired by eminent domain.

Operating Expenses:

Operating expenses increased by $754,000, or $4.1%, to $19.1 million in the nine months ended September 30, 2005 from $18.4 million in 2004. Diesel fuel expense for the period increased by $582,000 reflecting the high cost of petroleum products. Car hire expense increased by $232,000 during the period, which costs were partially offset by increased demurrage billings as previously discussed. Casualties and insurance expense in 2004 includes a provision of $275,000 to cover a lawsuit judgment against the Company which was rendered in May 2004 and subsequently settled in full in December 2004 for $208,000.


Three Months Ended September 30, 2005 Compared to Three Months
Ended September 30, 2004

Operating Revenues:

Operating revenues increased $413,000, or 5.9%, to $7.4 million in the third quarter of 2005 from $7.0 million in the third quarter of 2004. This increase is the net result of a $416,000 (7.1%) increase in conventional freight revenues and a $68,000 (8.2%) increase in container freight revenues partially offset by a $14,000 (7.6%) decrease in other freight related revenues and a $57,000 (42.2%) decrease in other operating revenues.

The increase in conventional freight revenues results from a 5.6% increase in conventional traffic volume and a 1.5% increase in the average revenue received per conventional carloading. The Company's conventional carloadings increased by 550 to 10,449 in the third quarter of 2005 from 9,899 in 2004, The increase in the average revenue received per conventional carloading results from rate increases, including diesel fuel surcharges.

The increase in container freight revenues is the net result of a 25.8% increase in average revenue received per container partially offset by a 14.0% decrease in the volume of containers handled. Intermodal containers handled during the third quarter of 2005 decreased by 2,739 to 16,813 from 19,552 in the third quarter of 2004. The increase in the average revenue received per container is attributable to contractual rate adjustments, as well as a shift in the mix of containers handled toward higher rated containers.

The small decrease in other freight related revenues is attributable to declines in billings for secondary switching, weighing and other ancillary services which more than offset increased demurrage billings.

The decrease in other operating revenues results from a reduction in maintenance department billings to freight customers and other outside parties.

Other Income:

Other income decreased by $1.0 million to $133,000 in the third quarter of 2005 from $1.2 million in the third quarter of 2004. As previously noted, the third quarter of 2004 includes a gain of $948,000 which the Company realized when a portion of one of its branch lines was taken by the Commonwealth of Massachusetts by eminent domain.

Operating Expenses:

Operating expenses for the third quarter of 2005 increased by $282,000, or 4.6%, to $6.5 million from $6.2 million in the third quarter of 2004. Increases in diesel fuel costs of $264,000, as previously discussed, accounts for most of this increase.


Liquidity and Capital Resources
-------------------------------

During the first nine months of 2005 the Company generated $2.5 million of cash from its operations. Total cash and equivalents decreased by $740,000 for the period. The principal utilization of cash during the period, other than for operations, was for expenditures for property and equipment, of which $1.7 million was for additions and improvements to track structure, and for the payment of dividends.

In management's opinion, cash generated from operations during the remainder of 2005 will be sufficient to enable the Company to meet its working capital, capital expenditure and dividend requirements through the end of the year.

Seasonality
-----------

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of September 30, 2005, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement which expires May 31, 2007 provides for borrowings which bear interest at variable rates based on either the prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at September 30, 2005. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 2005.

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


DATED:  November 11, 2005

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

DATE:  November 11, 2005
                                      By:  /s/ Robert H. Eder
                                           ---------------------------
                                           Robert H. Eder,
                                           Chairman of the Board
                                            and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

DATE:  November 11, 2005
                                      By:  /s/ Robert J. Easton
                                           ---------------------------
                                           Robert J. Easton
                                           Treasurer and Chief
                                            Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                  /s/ Robert H. Eder
                                  -----------------------------
                                  Robert H. Eder,
                                  Chairman of the Board And Chief
                                  Executive Officer
                                  November 11, 2005

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of Section 13(a) or 15
          (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                  /s/ Robert J. Easton
                                  -----------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  November 11, 2005