Form 10-K
period 2005-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2006-03-24
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                  Yes      No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                  Yes      No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one)

Large accelerated filer       Accelerated filer       Non-accelerated filer   X

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $48,490,938. (For this purpose, all directors of the Registrant are considered affiliates.)

As of March 3, 2006, the Registrant had 4,509,092 shares of Common Stock outstanding.

Documents Incorporated by Reference -
-------------------------------------

Portions of the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on April 26, 2006, is incorporated by reference into
Part III of this Form 10-K.

Exhibit Index - Page III-2.

                                     PART I

Item 1. Business
----------------

     Providence and Worcester Railroad Company ("P&W" or "the Company") is a class II regional freight railroad operating in Massachusetts, Rhode Island, Connecticut and New York. The Company is the only interstate freight carrier serving the State of Rhode Island and possesses the exclusive and perpetual right to conduct freight operations over the Northeast Corridor between New Haven, Connecticut and the Massachusetts/Rhode Island border. Since commencing independent operations in 1973, the Company, through a series of acquisitions of connecting lines, has grown from 45 miles of track to its current system of approximately 516 miles. P&W operates the largest double stack intermodal terminal facilities in New England in Worcester, Massachusetts, a strategic location for regional transportation and distribution enterprises.

     The Company transports a wide variety of commodities for its customers, including construction aggregate, iron and steel products, chemicals, lumber, scrap metals, plastic resins, cement, coal, construction and demolition debris, processed foods and edible food stuffs, such as frozen foods, corn syrup and animal and vegetable oils. Its customers include Cargill, Inc., The Dow Chemical Company, Exxon- Mobil Corporation, Frito-Lay, Inc., Gateway Terminal, International Paper Company, Northeast Utilities, Smurfit-Stone Container Corporation and Tilcon Connecticut, Inc. In 2005, P&W transported approximately 33,000 carloads of freight and 63,000 intermodal containers. The Company also generates income through sales of properties, grants of easements and licenses and leases of land and tracks.

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


Industry Overview

 General

     Railroads are divided into three classes based on operating revenues: Class I, $289.4 million or more; Class II, $23.1 million to $289.4 million; and Class III, less than $23.1 million. As a result of mergers and consolidations, there are now only seven Class I railroads in the country. The Class I railroads handle 93% of the nation's rail freight business.

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

     One result of the revitalization of the industry has been the growth of regional (over 350 miles) and short-line railroads, which has been fueled by a trend among Class I railroads to divest certain branch lines in order to focus on their long-haul core systems. There are now nearly 550 of these regional and short-line railroads. They operate in all 50 states, account for 30% of all rail track, employ 11% of all rail workers and generate about 7% of all rail revenue.

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

 Quonset/Davisville

     The State of Rhode Island and the federal government are progressing with the redevelopment of a 1,000 acre portion of the former Naval facility at Quonset/Davisville to a more active port and industrial park. This facility already houses a number of rail oriented industries and an auto port. Construction of a freight rail improvement project to provide additional track capacity and double stack clearance on the Northeast Corridor between Quonset/Davisville and the connection of the Corridor to the Company's main line at Central Falls, R.I commenced in 2002 at a cost of $148 million to Rhode Island and the federal government and is scheduled to be completed by the third quarter of 2006.


 Massachusetts Highway Improvement Program

     In 2005 work was completed on a significant expansion of the Company's bulk transload and intermodal yards in Worcester in conjunction with the Massachusetts Highway Department's $250 million project creating a direct Worcester connection to the Massachusetts Turnpike. This project adds six acres and over 4,000 feet of track storage space to the Company's transload facilities, and a major petrochemical distribution company is in the process of relocating its local plastics distribution business to Worcester in order to utilize this facility.


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


 Port of Providence

     The Port of Providence, in conjunction with the Company, has made investments in its infrastructure, including paving, lighting and "on dock" rail, to accommodate growth in the movement of imported coal to inland markets and to handle that product more efficiently. This is expected to be a growing source of revenue for the Company over the next few years. Approximately 350,000 tons of coal were handled through the Port of Providence in 2005.


Railroad Operations

     The Company's rail freight system extends over approximately 516 miles of track. The Company interchanges freight traffic with CSX at Worcester, Massachusetts and at New Haven, Connecticut; with the Springfield Terminal Railway Company at Gardner, Massachusetts; with the New England Central Railroad at New London, Connecticut; and with the New York and Atlantic Railroad at Fresh Pond Junction on Long Island. Through its connections, P&W links more than 80 communities on its lines. It operates four classification yards (areas containing tracks used to group freight cars destined for a particular industry or interchange), located in Worcester, Massachusetts, Cumberland, Rhode Island and Plainfield and New Haven, Connecticut.

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


 Customers

     The Company serves approximately 165 customers in Massachusetts, Rhode Island, Connecticut and New York. The Company's 10 largest customers account for nearly half of its operating revenues. In 2005, Tilcon Connecticut, Inc., which ships construction aggregate from three separate quarries on P&W's system to asphalt production plants in Connecticut and New York, accounted for approximately 13.3% of the Company's operating revenues. No other customer accounted for 10% or more of its total operating revenues in 2005.


 Markets

     The Company transports a wide variety of commodities for its customers. In recent years, chemicals and plastics and construction aggregate were the two largest commodity groups transported by the Company, constituting 31% and 16%, respectively, of conventional carload freight revenues in 2005. The following table summarizes the Company's conventional carload freight revenues by commodity group as a percentage of such revenues:

Commodity                              2005     2004     2003     2002     2001
---------                              ----     ----     ----     ----     ----
Chemicals and plastics ............      31%      32%      33%      35%      34%
Construction aggregate ............      16       15       16       20       19
Metal products ....................      14       11       10        7        7
Forest and paper products .........      13       15       12       13       16
Food and agricultural products ....      11       11       12       12       13
Other, including coal .............      10        9        8        5        5
Scrap metal and waste .............       5        7        9        8        6
                                        ---      ---      ---      ---      ---
   Total ..........................     100%     100%     100%     100%     100%
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


 Employees

     As of January 1, 2005, the Company had 147 full-time employees, 115 of whom are represented by three railroad labor organizations that are national in scope. The Company's employees have been represented by unions since the Company commenced independent operations in 1973.

     The Company's initial agreement with the United Transportation Union covering the trainmen was unusual in the railroad industry since it provided the Company with discretion in determining crew sizes, eliminated craft distinctions and provided a guaranteed annual wage for a maximum number of hours worked. The Company's collective bargaining agreements have been in effect since February 1973 for trainmen, since May 1974 for clerical employees and dispatchers and since June 1974 for maintenance employees. These contracts do not expire but are subject to re-negotiation after the agreed-upon moratoriums. The labor agreement may next be amended at July 1, 2006 for the Brotherhood of Railroad Signalmen (maintenance), while the Transportation Communications Union (clerical) filed a notice regarding its desire for re-negotiation prior to the end of the agreed upon moratorium which ended on December 31, 2005. The Company signed an eight year agreement with the United Transportation Union (trainmen) in October 2005. The Company considers its employee and labor relations to be good.


Competition

     The Company is the only rail carrier serving businesses located on- line. However, the Company competes with other carriers in the location of new rail-oriented businesses in the region. Certain rail competitors, including CSX Transportation and Norfolk Southern, are larger and better capitalized than the Company. The Company also competes with other modes of transportation, particularly long-haul trucking companies, for the transportation of commodities. Any improvement in the cost or quality of these alternate modes of transportation, for example, legislation granting material increases in truck size or allowable weight, could increase competition and may materially adversely affect the Company's business and results of operations. As a means of competing, P&W strives to offer greater convenience and better service than competing rail carriers and at costs lower than some competing non-rail carriers. The Company also competes by participating in efforts to attract new industry to the areas which it serves.

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


Item 1A. Risk Factors
---------------------

 Fluctuations in Operating Revenues

     Historically, the Company's operating revenues have been tied to national and regional economic conditions, especially those impacting the manufacturing sector, while the Company's expenses have been relatively inelastic. Increasingly, the Company's business is impacted by global economic events. A downturn in general economic conditions could materially adversely affect the Company's business and results of operations. In addition, shifts in the New England economy between manufacturing and service sectors could materially affect the Company's performance. The Company's operating revenues and expenses have also fluctuated due to unpredictable events, such as adverse weather conditions and customer plant closings. While generally the Company has been able to replace revenues lost due to plant closings through expansion of existing business or replacement with new customers, there can be no assurance that it could do so in the future. The occurrence of such unpredictable events in the future could cause further fluctuations in operating revenues and expenses and materially adversely affect the Company's financial performance.


 Availability of Acquisition and Growth Opportunities and Associated Risks

     The Company believes that its ability to grow depends, in part, upon its ability to acquire additional connecting rail lines. There are a limited number of acquisition targets in the Company's market. In addition, in making acquisitions, the Company competes with other short- line and regional rail operators, some of which are larger and have greater financial resources than the Company. The growing competition for such acquisitions may cause an increase in acquisition prices and related costs, resulting in fewer attractive acquisition opportunities, which could materially adversely affect the Company's growth. No assurance can be given that the Company will be able to acquire suitable additional rail lines or that, if acquired, the Company would be able to successfully operate such additional rail lines.

     Acquisitions of additional rail lines may be subject to regulatory review and approval by the Surface Transportation Board. The Company is a Class II railroad and acquisitions made by Class II railroads are subject to a requirement that employees affected by an acquisition be paid up to one year severance.


 Competition

     For customers located directly on line, which constitute the majority of the Company's freight business, the Company is the only rail carrier providing direct service. However, the Company competes with other freight railroads in the location of new businesses in the region. The Company also competes with other modes of transportation, particularly long-haul trucking companies. Any improvement in the cost or quality of these alternate modes of transportation, for example, legislation granting increases in truck size or allowable weight, could increase this competition and materially affect the Company's business and results of operations.


 Customer Concentration

     The Company's ten largest customers accounted for approximately 50% of the Company's operating revenues for 2005 with one customer accounting for more than 13%. The Company's business could be materially adversely affected if any of these customers reduces shipments of commodities transported by the Company. Although in the past the Company has been able to replace revenues lost due to a reduction in existing customers' rail service requirements, no assurance can be given that it could do so in the future.


 Labor Issues

     Substantially all of the Company's non-management employees are represented by national railroad labor organizations. The Company's inability to satisfactorily conclude negotiations with unions could materially adversely affect the Company's operations and financial performance. Similarly, any protracted work stoppages against the Company's connecting railroads could materially adversely affect the Company's business and results of operations. Historically, Congress has intervened in such events to avoid disruptions in interstate commerce, but there can be no assurance that it would do so in the future.

     All railroad industry employees are covered by the Railroad Retirement Act and the Railroad Unemployment Insurance Act in lieu of Social Security and other federal and state unemployment insurance programs, and the Federal Employers Liability Act in lieu of state workers' compensation. Significant increases in the taxes payable pursuant to the Railroad Retirement Act would increase the Company's costs of operations.


 Relationships with Other Railroads

     The railroad industry in the United States is dominated by a small number of large Class I carriers that have substantial market control and negotiating leverage. A majority of the Company's carloadings is interchanged with a Class I carrier, CSX Transportation. A decision by CSX Transportation to discontinue serving routes or transporting certain commodities could materially adversely affect the Company's business.

     The Company's ability to provide rail service to its customers depends in large part upon its ability to maintain cooperative relationships with all its connecting carriers with respect to, among other matters, freight rates, car supply, interchange and trackage rights. A deterioration in the operating relationships with or service provided by those connecting carriers could materially adversely affect the Company's business.


 Rail Infrastructure and Availability of Government Programs

     Certain of the Company's growth opportunities are contingent upon anticipated improvements to P&W's existing rail infrastructure. No assurance can be given that the Company will be able to complete such projects as planned. Unforeseen delays or other problems which prevent completion of such improvements could materially adversely affect the Company's business and results of operations. In addition, the Company has worked with federal and state agencies to improve its rail infrastructure and has been effective in obtaining federal and state financial support for such projects. However, there can be no assurance that such federal and state programs or funds will be available in the future or that the Company will be eligible to participate in such programs. Failure to participate in federal and state programs or to receive federal or state funding for rail infrastructure improvements would cause the Company to incur the full cost of rail infrastructure improvements and significantly increase its costs of rail maintenance.


 Potential for Increased Governmental Regulation and Mandated Upgrade to Property

     The Company is subject to governmental regulation by the Surface Transportation Board, the Federal Railroad Administration and other federal, state and local regulatory authorities with respect to certain rates and railroad operations, as well as a variety of health, safety, labor, environmental and other matters, all of which could potentially affect the competitive position and profitability of the Company. Management of the Company believes that the regulatory freedoms granted by the Staggers Rail Act of 1980 (the "Staggers Rail Act") have been beneficial to the Company by giving it flexibility to adjust prices and operations to respond to market forces and industry changes. However, various interests and certain members of the United States House of Representatives and Senate (which have jurisdiction over the federal regulation of railroads) have from time to time expressed their intention to support legislation that would eliminate or reduce significant freedoms granted by the Staggers Rail Act. If enacted, these proposals, or court or administrative rulings to the same effect under current law, could materially adversely affect the Company's business and results of operations.


 Casualty Losses

     The Company has obtained insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. The Company believes that its insurance coverage is adequate based on its experience. However, under catastrophic circumstances such as accidents involving passenger trains or spillage of hazardous materials, the Company's liability could exceed its insurance limits. The Company transports hazardous chemicals throughout its system and conducts operations on the Northeast Corridor on which there is heavy passenger traffic. Insurance is available from only a limited number of insurers, and there can be no assurance that insurance protection at the Company's current levels will continue to be available or, if available, will be obtainable on terms acceptable to the Company. Losses or other liabilities incurred by the Company which are not covered by insurance or which exceed the Company's insurance limits could materially adversely affect the Company's financial condition, liquidity and results of operation.


 Environmental Matters

     The Company's railroad operations and real estate ownership are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters and the handling, storage, transportation and disposal of waste and other materials. The Company transports hazardous materials and periodically uses hazardous material in its operations. While the Company believes it is in substantial compliance with all applicable environmental laws and regulations, any allegations or findings to the effect that the Company had violated such laws or regulations could materially adversely affect the Company's business and results of operations. The Company operates on properties that have been used for rail operations for over a century. There can be no assurance that historic releases of hazardous waste or materials will not be discovered, requiring remediation of Company properties, and that the cost of such remediation would not be material.


Item 1B. Unresolved Staff Comments
----------------------------------

 None

Item 2. Properties
------------------

 Track

     P&W's rail system extends over approximately 516 miles of track, of which it owns approximately 163 miles. The Company has the right to use the remaining 353 miles pursuant to perpetual easements and long- term trackage rights agreements. Under certain of these agreements, the Company pays fees based on usage.

     Virtually all of the main lines on which the Company operates are in FRA class 3 condition (allowing 40 m.p.h. speeds) or better. The Company intends to maintain the main line tracks which it owns in such excellent condition.

     Of the approximately 516 miles of the Company's system, 306 miles, or 59%, are located in Connecticut, 95 miles, or 19%, are located in Massachusetts, 87 miles, or 17%, are located in Rhode Island and 28 miles, or 5%, are located in New York.

 Rail Facilities

     P&W owns land and a building with approximately 69,500 square feet of floor space in Worcester, Massachusetts. The building houses the Company's executive and administrative offices and some of the Company's storage space. Approximately 2,600 square feet are leased to outside tenants.

     The Company owns and operates three principal classification yards located in Worcester, Massachusetts, Cumberland, Rhode Island and Plainfield, Connecticut and also operates a classification yard in New Haven, Connecticut. In addition, the Company has maintenance facilities in Putnam and Plainfield, Connecticut and in Worcester, Massachusetts. P&W believes that its executive and administrative office facilities, classification yards and maintenance facilities are adequate to support its current level of operations.


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


 Rolling Stock

     The following schedule sets forth the rolling stock owned by the Company as of December 31, 2005:

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
                                                                    ======

     The 31 diesel electric locomotives, which include nine pre-owned 3,900 horsepower GE B39-8 locomotives acquired in 2002 and 2003 and three pre-owned GE B40-8 locomotive acquired in 2004 and 2005, are used on a daily basis, are maintained to a high standard, comply with all FRA and Association of American Railroads rules and regulations and are adequate for the needs of the Company's freight operations. The gondolas and flat cars are considered modern rail cars and are used by certain P&W customers. Other rail freight customers use their own freight cars or obtain such equipment from other sources. The ballast cars are used in track maintenance. From time to time, the Company has leased ballast cars to other adjoining railroads. The passenger equipment and caboose are not utilized in P&W's rail freight operations but are used on an occasional basis for Company functions, excursions and charter trips.

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

     In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L, on December 18, 2002. The Company is one of about sixty parties named thus far by Plaintiffs, who seek to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs allege that the Company is liable under 42 U.S.C. ss. 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company has entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. Although the Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site, the Company has agreed to settle this suit for $45,000 and has accrued a liability for this amount as of December 31, 2004 and 2005. A settlement agreement was finalized and the $45,000 was paid in March 2006.


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


                                       Common Stock
                                       ------------
                                      Trading Prices         Dividends Paid
                                      --------------         --------------
                                  High            Low     Preferred      Common
                                  ----            ---     ---------      ------
2004
----
     First Quarter ........       9.75           8.89      $  5.00       $ .04
     Second Quarter .......      10.91           9.25          -0-         .04
     Third Quarter ........      11.38           9.63          -0-         .04
     Fourth Quarter .......      13.50          10.75          -0-         .04


2005
----
     First Quarter ........      16.16          12.10      $  5.00       $ .04
     Second Quarter .......      14.97          12.50          -0-         .04
     Third Quarter ........      15.20          13.20          -0-         .04
     Fourth Quarter .......      15.40          12.52          -0-         .04




As of March 3, 2006, there were approximately 681 holders of record of the Company's common stock.

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



                                             Years Ended December 31,
                                   2005      2004      2003      2002      2001
                                 -------   -------   -------   -------   -------
                                     (in thousands, except per share amounts)
Income Statement Data:
 Operating revenues ..........   $26,734   $24,943   $23,961   $22,868   $22,598
 Other income ................     1,208     1,547       661       877     1,003
                                 -------   -------   -------   -------   -------
 Total Revenues ..............    27,942    26,490    24,622    23,745    23,601
 Operating expenses ..........    26,044    24,802    23,554    23,698    22,245
                                 -------   -------   -------   -------   -------
 Income before income taxes        1,898     1,688     1,068        47     1,356
 Provision for income taxes          640       650       400        25       505
                                 -------   -------   -------   -------   -------
 Net income ..................     1,258     1,038       668        22       851
 Preferred Stock dividend ....         3         3         3         3         3
                                 -------   -------   -------   -------   -------

 Net income available to
  common shareholders ........   $ 1,255   $ 1,035   $   665   $    19   $   848
                                 =======   =======   =======   =======   =======

 Basic income per common
  share ......................   $   .28   $   .23   $   .15   $    --   $   .19
                                 =======   =======   =======   =======   =======

 Diluted income per common
  share ......................   $   .28   $   .23   $   .15   $    --   $   .19
                                 =======   =======   =======   =======   =======

 Weighted average
  shares--basic ..............     4,496     4,470     4,449     4,429     4,390
                                 =======   =======   =======   =======   =======

 Weighted average
  shares--diluted ............     4,574     4,548     4,516     4,497     4,458
                                 =======   =======   =======   =======   =======

 Cash dividends declared on
  Common Stock ...............   $   720   $   715   $   712   $   710   $   702
                                 =======   =======   =======   =======   =======


                                                   December 31,
                                   2005      2004      2003      2002      2001
                                 -------   -------   -------   -------   -------
                                            (in thousands)
Balance Sheet Data:
 Total assets ................   $93,348   $91,471   $90,619   $90,500   $89,161
  Shareholders' equity ........   70,091    69,228    68,691    68,641    69,073

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

One of the Company's customers, Tilcon Connecticut, Inc., which ships construction aggregate from three separate quarries on the Company's system to asphalt production plants in Connecticut and New York, accounted for approximately 13.3%, 12.6% and 13.3% of its operating revenues in 2005, 2004, and 2003, respectively. The Company does not believe that this customer will cease to be a rail shipper or will significantly decrease its freight volume in the foreseeable future. In the event that this customer should cease or significantly reduce its rail freight operations, management believes that the Company could restructure its operations to reduce operating costs by an amount sufficient to substantially offset the decrease in operating revenues.

Results of Operations

The following tableF sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:
                                           Years Ended December 31,
                                -----------------------------------------------
                                     2005            2004              2003
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Freight Revenues:
 Conventional carloads ....... $22,082   82.6%  $20,705   83.0%  $19,795   82.6%
 Containers ..................   3,201   12.0     2,778   11.1     2,953   12.3
 Other freight related........     850    3.2       836    3.4       727    3.1
Other operating revenues......     601    2.2       624    2.5       486    2.0
                               -------  -----   -------  -----   -------  -----
  Total ...................... $26,734  100.0%  $24,943  100.0%  $23,961  100.0%
                               =======  =====   =======  =====   =======  =====

The following table sets forth conventional carload freight revenues by commodity group in dollars and as a percentage of such revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2005            2004              2003
                                -------------   --------------    -------------
                                      (in thousands, except percentages)

Chemicals and plastics .......    $ 6,923   31.4% $ 6,684  32.3% $ 6,463   32.7%
Construction aggregate .......      3,485   15.8    3,102  15.0    3,086   15.6
Metal products ...............      2,985   13.5    2,222  10.7    1,966    9.9
Forest and paper products ....      2,917   13.2    3,036  14.7    2,454   12.4
Food and agricultural products      2,391   10.8    2,325  11.2    2,480   12.5
Coal and other ...............      2,219   10.0    1,868   9.0    1,652    8.3
Scrap metal and waste ........      1,162    5.3    1,468   7.1    1,694    8.6
                                  -------  -----  ------- -----  -------  -----
  Total ......................    $22,082  100.0% $20,705 100.0% $19,795  100.0%
                                  =======  =====  ======= =====  =======  =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2005            2004              2003
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Salaries, wages, payroll taxes
 and employee benefits .......   $14,401   53.9  $13,758  55.2% $13,550   56.5%
Casualties and insurance .....     1,084    4.1    1,409   5.6    1,031    4.3
Depreciation .................     2,764   10.3    2,764  11.1    2,754   11.5
Diesel fuel ..................     2,014    7.5    1,348   5.4    1,203    5.0
Car hire, net ................     1,123    4.2      954   3.8      753    3.1
Purchased services, including
 legal and professional fees .     1,564    5.8    1,357   5.4    1,313    5.5
Repairs and maintenance of
 equipment ...................     1,280    4.8    1,046   4.2      947    4.0
Track and signal materials ...     2,428    9.1    1,862   7.5    1,985    8.3
Track usage fees .............       827    3.1      899   3.6      812    3.4
Other materials and supplies .     1,016    3.8    1,060   4.3    1,056    4.4
Other ........................     1,680    6.3    1,628   6.5    1,596    6.7
                                 -------  -----  ------- -----  -------  -----
 Total .......................    30,181  112.9   28,085 112.6   27,000  112.7
 Less capitalized and
  recovered costs ............     4,137   15.5    3,283  13.2    3,446   14.4
                                 -------  -----  ------- -----  -------  -----
  Total ......................   $26,044   97.4% $24,802  99.4% $23,554   98.3%
                                 =======  =====  ======= =====  =======  =====


Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Operating Revenues

Operating Revenues increased $1.8 million, or 7.2%, to $26.7 million in 2005 from $24.9 million in 2004. This increase was the result of a $1.4 million (6.7%) increase in conventional freight revenues, a $423,000 (15.2%) increase in container freight revenues and a $14,000 (1.7%) increase in other freight related revenues partially offset by a $23,000 (3.7%) decrease in other operating revenues.

The increase in conventional freight revenues results from a 6.8% increase in the average revenue received per conventional carload. Conventional traffic volume decreased slightly (.1%) between years. The Company's conventional carloadings decreased by 41 to 33,203 in 2005 from 33,244 in 2004. Rate increases, including diesel fuel surcharges, and a shift in the mix of commodities hauled account for the increase in the average rate received per conventional carload. Increases in carloadings of metal products and coal were largely offset by smaller decreases in carloadings of various other commodities.

The increase in container freight revenues results from an 18.7% increase in the average revenue received per container partially offset by a 3.0% decrease in container traffic volume. Intermodal containers handled during 2005 decreased by 1,913 to 62,905 from 64,818 in 2004. The increase in the average revenue received per container is attributable to contractual rate adjustments as well as a shift in the mix of containers handled.

The increase in other freight revenues results from increased demurrage billings largely offset by decreases in secondary switching and other charges. This increased demurrage revenue offsets the increased car hire expense incurred during the year.

The decrease in other operating revenues results from an overall reduction in maintenance department billings. Revenues of this type vary from year to year depending upon the needs of freight customers and other outside parties.

Other Income

Other income decreased by $339,000 to $1.2 million in 2005 from $1.5 million in 2004. The decrease results from the fact that 2004 included a $948,000 gain realized on the disposal of a portion of a branch line which the Commonwealth of Massachusetts acquired by eminent domain during the year, whereas 2005 did not include any gains of that magnitude. Revenues of this nature typically vary from year to year.

realized on the disposal of a portion of a branch line which the Commonwealth of Massachusetts acquired by eminent domain during the year. Revenues of this nature typically vary from year to year.

Operating Expenses

Operating expenses increased by $1.2 million, or 4.8%, to $26.0 million in 2005 from $24.8 million in 2004. Expressed as a percentage of operating revenues, however, operating expenses decreased to 97.4% in 2005 compared to 99.4% in 2004. Diesel fuel expense for the year increased by $666,000 reflecting the high cost of petroleum products in effect in 2005. Car hire expense increased by $169,000 during the year which costs were largely offset by increased demurrage revenue as previously discussed.

Provision for Income Taxes

The Company's income tax provision for 2005 amounts to 34% of income before income taxes compared to 39% in 2004. The largest component of this decrease is $65,000 of railroad tax maintenance credits which the Company was able to utilize in 2005 to reduce its current income tax provision. utilize in 2005 to reduce its current income tax provision.

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

Liquidity and Capital Resources

The Company generated $4.9 million, $3.1 million and $2.4 million of cash from operations in 2005, 2004 and 2003, respectively. The Company's total cash and cash equivalents increased by $328,000 in 2005, $503,000 in 2004 and decreased by $1.7 million in 2003. The principal utilization of cash during the three year period was for expenditures for property and equipment acquisitions and payment of dividends.

During 2005, 2004 and 2003 the Company generated $691,000, $1.5 million and $237,000, respectively, from the sales and disposals of properties not considered essential for railroad operations and from the granting of easements and licenses. The Company holds various properties which could be made available for sale, lease or grants of easements and licenses. Revenues from sales of properties, easements and licenses can vary significantly from year to year.

In June 2005, the Company's principal bank renewed the Company's $3.0 million revolving line of credit for a two year period through May 31, 2005. Borrowings under this line are unsecured and bear interest at either the prime rate or one and one half per cent over either the one or three month London Interbank Offered Rates. The Company does not pay any commitment fee on this line and has no compensating balance requirements. The Company had no advances against this line of credit during 2005 and 2004.

Substantially all of the mainline track owned by the Company meets FRA Class 3 standards (permitting freight train speeds of 40 miles per hour), and the Company intends to continue to maintain this track at this level. The Company expended $2.9 million, $2.5 million and $2.5 million for track structure and bridge improvements in 2005, 2004 and 2003, respectively. Deferred grant income of $411,000 in 2005, $39,000 in 2004 and $399,000 in 2003 financed a portion of these improvements. Management estimates that $2.5 million to $3.0 million of improvements to the Company's track structure and bridges will be made in 2006, provided that sufficient funds, including grant proceeds, are available. Improvements to the Company's track structure are made, for the most part, by the Company's Maintenance of Way Department personnel.

During 2004 the Company entered into a contract for the construction of a building for its Communications and Signals Department on land which it owns in Plainfield, Connecticut. Construction costs of $44,000 were incurred under this contract through December 31, 2004. The building was completed and placed in service during 2005 at a total cost of $506,000

In 2005, the Company paid dividends in the amount of $5.00 per share, aggregating $3,000, on its outstanding noncumulative preferred stock and $0.16 per share, aggregating $721,000, on its outstanding common stock. Continued payment of such dividends is contingent upon the Company's continuing to have the necessary financial resources available.

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

On December 15, 2003, the EPA issued a second "Notice of Potential Liability" letter to the Company regarding the Site. EPA again identified the Company as a PRP, this time because EPA "believes that the Company accepted hazardous substance for transport to disposal or treatment facilities and selected the site for disposal." The Company responded again to EPA stating that it is interested in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site.


In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L, on December 18, 2002. The Company is one of about sixty parties named thus far by Plaintiffs, who seek to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs allege that the Company is liable under 42 U.S.C. ss. 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company has entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. Although the Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site, the Company has agreed to settle this suit for $45,000 and has accrued a liability for this amount as of December 31, 2004 and 2005. A settlement agreement was finalized and the $45,000 was paid in March 2006.

Land Held for Development

Pursuant to permits issued by the United States Department of the Army Corps of Engineers ("ACE") and the Rhode Island Coastal Resources Management Council ("CRMC"), the Company created 33 acres of waterfront land in East Providence, Rhode Island ("South Quay"). The permits for the property, both of which have been extended to 2009, also allow for construction of a dock along the west face of the South Quay. The property is adjacent to a 12 acre site also owned by the Company.

The property is located a half mile from I-195. In 1999, the Rhode Island Department of Transportation entered into a contract for engineering services to undertake roadway improvements to provide direct vehicular access from the interstate highway system to the South Quay. The project is anticipated to be substantially complete by 2007.

The City of East Providence has created a large waterfront redevelopment area with a zoning overlay that would encourage development of offices, hotels, restaurants, shops, marinas, apartments and other "clean" employment. The Company has been cooperating with the City of East Providence in these efforts. In addition, the State of Rhode Island is moving forward with the plan, described above, that will provide a direct connection from I-195 to the South Quay.

Selected Quarterly Financial Data

Historically the Company has experienced lower operating revenues in the first quarter of the year. The following table sets forth selected financial data for each quarter of 2005 and 2004. The information for each of these quarters is unaudited but includes all normal recurring adjustments that the Company considers necessary for a fair presentation. These results, however, are not necessarily indicative of results for any future period.

                                               Year Ended December 31, 2005
                                          --------------------------------------
                                           First    Second     Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                          -------   -------   -------   -------
                                        (in thousands, except per share amounts)
Operating Revenues ....................   $ 5,640   $ 6,588   $ 7,449   $ 7,057
Other income ..........................       195       164       133       716
                                          -------   -------   -------   -------
Total revenues ........................     5,835     6,752     7,582     7,773
Operating expenses ....................     6,205     6,435     6,475     6,929
                                          -------   -------   -------   -------
Income (loss) before income taxes
 (benefits) ...........................      (370)      317     1,107       844
Provision for income taxes
 (benefits) ...........................      (115)      110       405       240
                                          -------   -------   -------   -------
Net income (loss) .....................   $  (255)  $   207   $   702   $   604
                                          -------   -------   -------   -------

Basic income (loss) per common
 share ................................   $  (.06)  $   .05   $   .16   $   .13
                                          -------   -------   -------   -------

Diluted income (loss) per common
 share ................................   $  (.06)  $   .05   $   .16   $   .13
                                          -------   -------   -------   -------


                                               Year Ended December 31, 2004
                                          --------------------------------------
                                           First    Second     Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                          -------   -------   -------   -------
                                        (in thousands, except per share amounts)
Operating Revenues ....................   $ 5,067   $ 6,493   $ 7,036   $ 6,347
Other income ..........................       121       142     1,169       115
                                          -------   -------   -------   -------
Total revenues ........................     5,188     6,635     8,205     6,462
Operating expenses ....................     5,875     6,293     6,193     6,441
                                          -------   -------   -------   -------
Income (loss) before income taxes
 (benefits) ...........................      (687)      342     2,012        21
Provision for income taxes
 (benefits) ...........................      (225)      120       715        40
                                          -------   -------   -------   -------
Net income (loss) .....................   $  (462)  $   222   $ 1,297   $   (19)
                                          -------   -------   -------   -------

Basic income (loss) per common
 share ................................   $  (.10)  $   .05   $   .29   $    --
                                          -------   -------   -------   -------

Diluted income (loss) per common
 share ................................   $  (.10)  $   .05   $   .28   $    --
                                          -------   -------   -------   -------


Inflation

In recent years, inflation has not had a significant impact on the Company's operations.

Seasonality

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during this period and to winter weather conditions.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 123R, "Share-Based Payment." ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25"), and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share- based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). In April 2005 the Securities and Exchange Commission issued a revision to SFAS No. 123R and the effective date for this pronouncement is the first annual reporting period that begins after June 15, 2005, although earlier adoption is encouraged.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R using the statement's modified-prospective transition method. Adoption of SFAS No. 123R will not affect the Company's cash flows or financial position, but it will reduce periodically reported income and earnings per share. We previously applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock-based compensation. Going forward, we will recognize stock-based compensation costs ratably over the service period. This statement also amends SFAS No. 95, "Statement of Cash Flows", to require that excess tax benefits be reflected as financing cash inflows rather than operating cash inflows. In March 2005, the SEC issued Staff Accounting Bulletin, or SAB No. 107 regarding the Staff's interpretation of SFAS No. 123R. This interpretation provides the Staff's views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share- based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123R. The impact of the adoption of SFAS No. 123R and SAB No. 107 is estimated to result in a compensation charge for 2006 which is not material.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Cash and Equivalents

As of December 31, 2005, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at December 31, 2005. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                          INDEX TO FINANCIAL STATEMENTS



                                                        Page
                                                        ----
Report of Independent Registered Public Accounting
 Firm................................................   II-12

Balance Sheets as of December 31, 2005 and 2004......   II-13

Statements of Income for the Years Ended December 31,
 2005, 2004 and 2003.................................   II-14

Statements of Shareholders' Equity for the Years Ended
 December 31, 2005, 2004 and 2003....................   II-15

Statements of Cash Flows for the Years Ended
 December 31, 2005, 2004 and 2003....................   II-16

Notes to Financial Statements........................   II-17

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------


To the Board of Directors and Shareholders
 of
Providence and Worcester Railroad
 Company
Worcester, Massachusetts


We have audited the accompanying balance sheets of Providence and Worcester Railroad Company (the "Company") as of December 31, 2005 and 2004, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness on the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 24, 2006

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)


                                                                December 31,
                                                               2005        2004
                                                             -------     -------
ASSETS
Current Assets:
 Cash and cash equivalents .............................     $ 2,063     $ 1,735
 Accounts receivable, net of allowance for
  doubtful accounts of $175 in 2005 and $125 in 2004....       3,202       3,564
 Materials and supplies ................................       1,654       1,889
 Prepaid expenses and other current assets .............         152         239
 Deferred income taxes .................................         193         212
                                                             -------     -------
  Total Current Assets .................................       7,264       7,639

Property and Equipment, net ............................      74,126      71,874
Land Held for Development ..............................      11,958      11,958
                                                             -------     -------
Total Assets ...........................................     $93,348     $91,471
                                                             =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ......................................     $ 1,905     $ 1,679
 Accrued expenses ......................................       1,471       1,284
                                                             -------     -------
  Total Current Liabilities ............................       3,376       2,963
                                                             -------     -------
Profit-Sharing Plan Contribution .......................         211         188
                                                             -------     -------
Deferred Income Taxes ..................................      11,530      11,129
                                                             -------     -------
Deferred Grant Income ..................................       8,140       7,963
                                                             -------     -------

Commitments and Contingencies (Note 8)

Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding 645
  shares in 2005 and 2004 ..............................          32          32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,507,056 shares in 2005 and 4,481,007 shares
  in 2004 ..............................................       2,254       2,241
 Additional paid-in capital ............................      30,230      29,914
 Retained earnings .....................................      37,575      37,041
                                                             -------     -------
  Total Shareholders' Equity ...........................      70,091      69,228
                                                             -------     -------
Total Liabilities and Shareholders' Equity .............     $93,348     $91,471
                                                             =======     =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)


                                                      Years Ended December 31,
                                                    2005       2004       2003
                                                 --------   --------   --------

Revenues:
 Operating Revenues ...........................   $26,734    $24,943    $23,961
 Other Income .................................     1,208      1,547        661
                                                 --------   --------   --------
   Total Revenues .............................    27,942     26,490     24,622
                                                 --------   --------   --------

Expenses:
 Operating:
  Maintenance of way and structures ...........     3,739      3,404      3,639
  Maintenance of equipment ....................     2,886      2,627      2,421
  Transportation ..............................     7,892      7,335      6,701
  General and administrative ..................     4,333      4,205      3,876
  Depreciation ................................     2,764      2,764      2,754
  Taxes, other than income taxes ..............     2,045      2,209      2,258
  Car hire, net ...............................     1,123        954        753
  Employee retirement plans ...................       435        405        340
  Track usage fees ............................       827        899        812
                                                 --------   --------   --------
   Total Operating Expenses ...................    26,044     24,802     23,554
                                                 --------   --------   --------

Income before Income Taxes ....................     1,898      1,688      1,068

Provision for Income Taxes ....................       640        650        400
                                                 --------   --------   --------

Net Income ....................................     1,258      1,038        668

Preferred Stock Dividends .....................         3          3          3
                                                 --------   --------   --------

Net Income Available to Common Shareholders ...   $ 1,255     $1,035      $ 665
                                                  =======    =======    =======

Basic and Diluted Income Per Common Share .....   $   .28    $   .23    $   .15
                                                  =======    =======    =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in Thousands Except Per Share Amounts)

                                Years Ended December 31, 2005, 2004 and 2003
                                                   Additional            Share-
                              Preferred  Common     Paid-in   Retained  holders'
                                 Stock    Stock     Capital   Earnings   Equity
                                -------  -------   -------    -------   -------
Balance, January 1, 2003 .      $    32  $ 2,222   $29,619    $36,768   $68,641

Issuance of 14,114 common
 shares for stock options
 exercised, employee stock
 purchases, and other ....                     7        90                   97
Dividends paid:
 Preferred stock, $5.00 per
  share ..................                                         (3)       (3)
 Common stock, $.16 per share                                    (712)     (712)
Net income for the year ..                                        668        668
                                -------  -------   -------    -------   -------
Balance, December 31, 2003.          32    2,229    29,709     36,721    68,691

Issuance of 12,628 common
 shares to fund the Company's
 2003 profit sharing plan
 contribution ............                     6       113                  119
Issuance of 10,885 common
 shares for stock options
 exercised, employee stock
 purchases, and other ....                     6        92                   98
Dividends paid:
 Preferred stock, $5.00 per
  share ..................                                         (3)       (3)
 Common stock, $.16 per share                                    (715)     (715)
Net income for the year ..                                      1,038     1,038
                                -------  -------   -------    -------   -------
Balance, December 31, 2004           32    2,241    29,914     37,041    69,228

Issuance of 13,980 common
 shares to fund the Company's
 2004 profit sharing plan
 contribution ............                     7       181                  188
Issuance of 12,069 common
 shares for stock options
 exercised, employee stock
 purchases, and other ....                     6       135                  141
Dividends paid:
 Preferred stock, $5.00 per
  share ..................                                         (3)       (3)
 Common stock, $.16 per share                                    (721)     (721)
Net income for the year ..                                      1,258     1,258
                                -------  -------   -------    -------   -------
Balance, December 31, 2005      $    32  $ 2,254   $30,230    $37,575   $70,091
                                =======  =======   =======    =======   =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in Thousands)


                                                     Years Ended December 31,
                                                  2005        2004        2003
                                                -------     -------     -------
Cash Flows from Operating
 Activities:
 Net income ................................... $ 1,258      $1,038       $ 668
 Adjustments to reconcile net income to net
  cash flows from operating activities:
   Depreciation ...............................   2,764       2,764       2,754
   Amortization of deferred grant income ......    (234)       (229)       (224)
   Profit-sharing plan contribution to be
     funded with common stock .................     211         188         119
   Gains from sale, condemnation and
     disposal of property, equipment and
     easements, net ...........................    (691)     (1,081)       (206)
   Deferred income taxes ......................     420         850         295
   Other, net .................................      32           7          32
   Increase (decrease) in cash and
     equivalents from:
     Accounts receivable ......................     422         118        (559)
     Materials and supplies ...................     235        (118)       (137)
     Prepaid expenses and other ...............      87        --           297
     Accounts payable and accrued expenses ....     405        (396)       (604)
                                                -------     -------     -------
 Net cash flows from operating activities .....   4,909       3,141       2,435
                                                -------     -------     -------
Cash Flows from Investing Activities:
 Purchase of property and equipment ...........  (5,011)     (3,659)     (4,127)
 Proceeds from sale and condemnation of
  property, equipment and easements ...........     691       1,488         237
 Proceeds from deferred grant income ..........     351         156         427
                                                -------     -------     -------
 Net cash flows used in investing activities     (3,969)     (2,015)     (3,463)
                                                -------     -------     -------
Cash Flows from Financing Activities:
 Dividends paid ...............................    (724)       (718)       (715)
 Issuance of common shares for stock options
  exercised and employee stock purchases ......     112          95          87
                                                -------     -------     -------
 Net cash flows used in financing activities ..    (612)       (623)       (628)
                                                -------     -------     -------
Increase (Decrease) in Cash and Cash
 Equivalents ..................................     328         503      (1,656)
Cash and Cash Equivalents, Beginning of Year ..   1,735       1,232       2,888
                                                -------     -------     -------
Cash and Cash Equivalents, End of Year ........ $ 2,063     $ 1,735     $ 1,232
                                                =======     =======     =======

Supplemental Disclosures:
 Cash paid during year for income taxes ....... $  --       $  --       $    35
                                                =======     =======     =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands Except Per Share Amounts)

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

     One customer accounted for 13.3%, 12.6% and 13.3% of the Company's operating revenues in 2005, 2004 and 2003, respectively.

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

     Deferred Grant Income
     ---------------------

     The Company has availed itself of various federal and state programs administered by the states of Connecticut, Massachusetts and Rhode Island for reimbursement of expenditures for capital improvements. In order to receive reimbursement, the Company must submit requests for the projects, including cost estimates. The Company receives from 70% to 100% of the costs of such projects, which have included bridges, track structure and public improvements. To the extent that such grant proceeds are used to fund capital improvements to bridges and track structure, they are recorded as deferred grant income and amortized into operating revenues on a straight-line basis over the estimated useful lives of the related improvements ($234 in 2005, $229 in 2004 and $224 in 2003).

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

     Income Taxes
     ------------

     Deferred income taxes are recorded based on the differences between the financial statement and tax basis of assets and liabilities. Such deferred income taxes are also adjusted to reflect changes in the U.S. tax laws when enacted and changes in state tax rates. Valuation allowances are recorded against deferred tax assets that are not expected to be realized.

     Income per Common Share
     -----------------------

     Basic income per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income per common share reflects the effect of the Company's outstanding convertible preferred stock and options (using the treasury stock method), except where such items would be antidilutive.

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:



                                                     Years Ended December 31,
                                                   2005        2004        2003
                                               ---------   ---------   ---------

     Weighted average shares for basic ......  4,495,683   4,470,332   4,448,627
     Dilutive effect of convertible preferred
      stock and options .....................     77,975      77,278      67,050
                                               ---------   ---------   ---------
     Weighted average shares for diluted ....  4,573,658   4,547,610   4,515,677
                                               =========   =========   =========

     Options to purchase 5,029, 11,110 and 118,517 shares of common stock were outstanding during 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per common share because their effect would be antidilutive.

     Use of Estimates
     ----------------

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The Company's principal estimates include the allowance for doubtful accounts, useful lives of properties, accrued liabilities including health insurance claims and legal and other contingencies, and income taxes.

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

                                                    Years Ended December 31,
                                                  2005        2004        2003
                                                -------     -------     -------
     Net income (loss) available to common shareholders:
      As reported ............................. $ 1,255     $ 1,035     $   665
      Less impact of stock option expense,
       net of tax effects .....................      42          40          38
                                                -------     -------     -------
      Pro forma ............................... $ 1,213     $   995     $   627
                                                =======     =======     =======
      Basic income per share:
      As reported ............................. $   .28     $   .23     $   .15
      Less impact of stock option expense,
       net of tax effects .....................     .01         .01         .01
                                                -------     -------     -------
      Pro forma ............................... $   .27     $   .22     $   .14
                                                =======     =======     =======
     Diluted income per share:
      As reported ............................. $   .28     $   .23     $   .15
      Less impact of stock option expense,
       net of tax effects ....................      .01         .01         .01
                                                -------     -------     -------
      Pro forma ............................... $   .27     $   .22     $   .14
                                                =======     =======     =======

     The fair value of options on their grant date is measured using the Black/Scholes option pricing model. The estimated weighted average fair value of options granted during 2005, 2004 and 2003 were $ . , $5.24, and $4.49, respectively. Key assumptions used to apply this pricing model are as follows:

                                             2005       2004       2003
                                          ---------  ---------  ---------
     Average risk-free interest rate          3.94%      3.90%      3.62%
     Expected life of option grants           7.0 years  7.0 years  7.0 years
     Expected volatility of underlying stock   65%        70%        73%
     Expected dividend payment rate, as
      a percentage of the share price
      on the date of grant                   1.19%       1.80%      2.06%

     Comprehensive Income
     --------------------

     Comprehensive Income equals net income for 2005, 2004 and 2003.

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

     Recently Issued Financial Accounting Standards
     ----------------------------------------------

     In December 2004, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 123R, "Share-Based Payment." ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and supersedes Accounting
     Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25"), and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). In April 2005 the Securities and Exchange Commission issued a revision to SFAS No. 123R and the effective date for this pronouncement is the first annual reporting period that begins after June 15, 2005, although earlier adoption is encouraged.

     Effective January 1, 2006, we adopted the provisions of SFAS No. 123R using the statement's modified-prospective transition method. Adoption of SFAS No. 123R will not affect the Company's cash flows or financial position, but it will reduce periodically reported income and earnings per share. We previously applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock-based compensation. Going forward, we will recognize stock-based compensation costs ratably over the service period. This statement also amends SFAS No. 95, "Statement of Cash Flows", to require that excess tax benefits be reflected as financing cash inflows rather than operating cash inflows. In March 2005, the SEC issued Staff Accounting Bulletin, or SAB No. 107 regarding the Staff's interpretation of SFAS No. 123R. This interpretation provides the Staff's views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123R. The impact of the adoption of SFAS No. 123R and SAB No. 107 is estimated to result in a compensation charge for 2006 which is not material.


2.   Property and Equipment

     Property and equipment consists of the following:
                                                              December 31,
                                                           2005           2004
                                                         -------        -------
     Land and improvements ....................          $10,938        $10,609
     Track structure ..........................           70,445         67,368
     Buildings and other structures ...........            8,363          7,916
     Equipment ................................           26,052         25,577
                                                         -------        -------
                                                         115,798        111,470
     Less accumulated depreciation ............           41,672         39,596
                                                         -------        -------
     Total property and equipment, net.........          $74,126        $71,874
                                                         =======        =======

3.   Land Held for Development

     Pursuant to permits issued by the United States Department of the Army Corps of Engineers ("ACE") and the Rhode Island Coastal Resources Management Council ("CRMC"), the Company created 33 acres of waterfront land in East Providence, Rhode Island ("South Quay"). The permits for the property, both of which have been extended to 2009, also allow for construction of a dock along the west face of the South Quay. The property is adjacent to a 12 acre site also owned by the Company with a carrying value of $11,958.

     The property is located a half mile from I-195.  In 1999,  the Rhode Island
     Department of Transportation entered into a contract for engineering services to undertake roadway improvements to provide direct vehicular access from the interstate highway system to the South Quay. The project is anticipated to be substantially complete by 2007.

     The City of East Providence has created a waterfront redevelopment area with a zoning overlay that would encourage development of offices, hotels, restaurants, shops, marinas, apartments and other "clean" employment. The Company has been cooperating with the City of East Providence in these efforts. In addition, the State of Rhode Island is moving forward with the plan, described above, that will provide a direct connection from I-195 to the South Quay.

4.   Revolving Line of Credit

     The Company has a revolving line of credit with its principal bank in the amount of $3,000 expiring May 31, 2007. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company pays no commitment fee on this line and has no compensating balance requirements. There were no loans outstanding under the line at any time during 2005 or 2004.

5.   Accrued Expenses

     Accrued expenses consist of the following:
                                                              December 31,

                                                           2005           2004
                                                         -------        -------
     Simplified employee pension plan
     contributions ........................              $   229        $   210
     Health insurance plan claims .........                  375            150
     Casualty loss claims .................                  370            473
     Other ................................                  497            451
                                                         -------        -------
                                                         $ 1,471        $ 1,284
                                                         =======        =======

6.   Other Income

     Other income consists of the following:         Years Ended December 31,

                                                   2005        2004        2003
                                                  ------      ------      ------

     Gains from sale, condemnation and
      disposal of property, equipment and
      easements, net ......................       $  691      $1,081      $  206
     Rentals and license fees under
      various operating leases ............          486         454         443
     Interest .............................           31          12          12
                                                  ------      ------      ------
                                                  $1,208      $1,547      $  661
                                                  ======      ======      ======

     Gains from sale, condemnation and disposal of property, equipment and easements for 2004 includes a $948,000 gain realized on the disposal of a portion of a branch line which the Commonwealth of Massachusetts acquired by eminent domain.

7.   Income Taxes

     The provision for income taxes consists of the following:

                                                     Years Ended December 31,
                                                   2005        2004       2003
                                                  ------      ------     ------

     Current:
      Federal ..........................          $  202      $ (210)    $  105
      State ............................              18          10         --
                                                  ------      ------     ------
                                                     220        (200)       105
     Deferred, Federal and State .......             420         850        295
                                                  ------      ------     ------
                                                  $  640      $  650     $  400
                                                  ======      ======     ======

     The following summarizes the estimated tax effect of temporary differences that are included in the net deferred income tax provision:

                                                    Years Ended December 31,
                                                  2005        2004       2003
                                                  -----       -----      -----

     Depreciation ...........................     $ 462       $ 462      $ 431
     Deferred grant income ..................       (63)         68        (62
     Gains from sale, condemnation and
      disposal of property and equipment.....        --         348         (8)
     Accrued casualty and other claims ......        37         (14)       (74)
     Other ..................................       (16)        (14)         8
                                                  -----       -----      -----
                                                  $ 420       $ 850      $ 295
                                                  =====       =====      =====

     In 2005 the Company generated Railroad Track Maintenance Credits in the amount of $1,124. These credits may be utilized, subject to certain limitations, to offset the Company's current federal income tax liability. Any credits not utilized in the year earned may be carried forward to offset future income tax liabilities for a period of 20 years. The Company utilized $65 of these credits to reduce its current federal income tax liability in 2005. The unused credits, in the amount of $1,059 constitute deferred income tax assets. Such assets, however, have been fully reserved since their future realization is not assured.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes anFd the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income tax liability as of December 31, 2005 and 2004 are as follows:

                                                               December 31,
                                                             2005          2004
                                                           -------       -------
     Deferred income tax liabilities -
      Differences between book and tax basis
      of property and equipment .......................   $14,420       $13,956
                                                          -------       -------
     Deferred income tax assets:
      Deferred grant income ...........................     2,890         2,827
      Accrued casualty and other claims ...............       131           168
      Allowance for doubtful accounts and other........        62            44
                                                          -------       -------
                                                            3,083         3,039
                                                          -------       -------

     Net deferred income tax liability ................   $11,337       $10,917
                                                          =======       =======

     A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

                                                      Years Ended December 31,
                                                     2005       2004       2003
                                                     ----       ----       ----
     Federal statutory rate .......................    34%        34%        34%
     Depreciation of properties acquired from
      bankrupt railroads having a tax basis
      in excess of cost ...........................    (1)        (2)        (6)
     Railroad track maintenance credits ...........    (3)        --         --
     Non deductible expenses, state income
      taxes, etc ..................................     4          7          9
                                                     ----       ----       ----
     Effective tax rate ...........................    34%        39%       37%
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

     In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01- 496/L, on December 18, 2002. The Company is one of about sixty parties named thus far by Plaintiffs, who seek to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs allege that the Company is liable under 42 U.S.C. ss. 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company has entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. Although the Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site, the Company has agreed to settle this suit for $45 and has accrued a liability for this amount as of December 31, 2004and 2005. A settlement agreement was finalized and the $45 was paid in March 2006.

9.   Employee Benefit Plans

     Stock Option Plan
     -----------------

     The Company has a non-qualified stock option plan ("SOP") covering all management personnel who have a minimum of one year of service with the Company and who are not holders of a majority of either its outstanding common stock or its outstanding preferred stock. In addition, the Company's outside directors are eligible to participate in the SOP. The SOP has authorized 50,000 common shares or 5% of the shares of common stock outstanding, whichever is greater (225,353 shares at December 31, 2005). Options granted under the SOP, which are fully vested when granted, are exercisable over a ten year period at the market price for the Company's common stock as of the date the options are granted.

     Changes in stock options outstanding are as follows:
                                                           Weighted Average
                                                            ----------------
                                             Number         Exercise   Fair
                                             of shares        Price    Value
                                             ------          ------   ------
     Outstanding at January 1, 2003 ....     48,759          $ 9.35

     Granted ...........................      8,270            7.75   $ 4.49
     Exercised .........................     (2,344)           7.21
     Expired ...........................     (3,379)           7.34
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2003.................     51,306            9.32

     Granted ...........................      8,340            8.89   $ 5.24
     Exercised .........................     (3,242)           8.04
     Expired ...........................    (10,181)           8.68
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2004.................     46,223            9.47

     Granted ...........................      8,260           13.49   $ 8.02
     Exercised .........................     (4,006)          10.35
     Expired ...........................     (5,809)           8.95
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2005.................     44,668          $10.20
                                             ======          ======   ======

     The following table sets forth information regarding options at December 31, 2005:


                                                   Weighted Average
                     Range of       Number         ----------------
         Number      Exercise      Currently    Exercise   Remaining
        of Options    Prices      Exercisable     Price   Life (in years)
       ---------    ----------    ----------    ---------- -----------
         28,773    $6.88 - 8.84     28,773         $7.71        6
         15,895    12.38 - 18.38    15,895         14.72        6

     Defined Contribution Retirement Plans
     -------------------------------------

     The Company has a deferred profit-sharing plan ("Plan") which covers all of its employees who are members of its collective bargaining units. Contributions to the Plan are required in years in which the Company has income from "railroad operations" as defined in the Plan. Contributions are to be equal to at least 10% but not more than 15% of the greater of income before income taxes or income from railroad operations subject to a maximum contribution of $3.5 per eligible employee. Contributions to the Plan may be made in cash or in shares of the Company's common stock valued at the closing market price on the day contributed. Contributions accrued under this Plan amounted to $211 in 2005, $188 in 2004 and $119 in 2003. The Company made its 2003 and 2004 contributions and intends to make its 2005 contribution in newly issued shares of its common stock.

     The Company also has a Simplified Employee Pension Plan ("SEPP") which covers substantially all employees who are not members of one of its collective bargaining units. Contributions to the SEPP are discretionary and are determined annually as a percentage of each covered employee's compensation up to the maximum amount allowable by law. Contributions accrued under the SEPP amounted to $208 in 2005, $203 in 2004 and $204 in 2003 which, in each year, was less than the maximum amount allowable by law.

     Employee Stock Purchase Plan
     ----------------------------

     The Company has an Employee Stock Purchase Plan ("ESPP") under which eligible employees may purchase registered shares of common stock at 85% of the market price for such shares. An aggregate of 200,000 shares of common stock are authorized for issuance under the ESPP which was established in

     1997. Any shares purchased under the ESPP are subject to a two year lock-up. ESPP purchases amounted to 5,928 shares in 2005, 7,439 shares in 2004 and 10,665 shares in 2003.

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

Item 9B. Other Information
--------------------------

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

For information with respect to the directors of the Company, see Pages 3 through 6 of the Company's definitive proxy statement for the 2005 annual meeting of its shareholders, which pages are incorporated herein by reference.

The following are the executive officers of the Company:

                                                Date of First
Name                       Age      Position  Election to Office
----                       ---      --------  ------------------
Robert H. Eder              73      Chairman         1980
P. Scott Conti              48      President        2005
David F. Fitzgerald         55      Vice President   2005
Frank K. Rogers             44      Vice President   2005
Robert J. Easton            62      Treasurer        1988
Mary A. Tanona              48      Secretary        2000

Any officer elected or appointed by the Company's Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors. Mr. Conti served as Vice President from 1999 until his election as President in 2005. Prior to that he served first as Engineering Manager and then Chief Engineer after joining the Company in 1988. Mr. Fitzgerald joined the Company in 1973 and served as Superintendent of Transportation prior to his election as Vice President in 2005. Mr. Rogers joined the Company in 1994 and served as Director of Marketing prior to his election as Vice President in 2005. Ms. Tanona joined the Company as Assistant General Counsel and Assistant Secretary in 1999 and was named secretary and General Counsel in 2000. Prior to joining the Company she was Associate General Counsel of Arbor National Commercial Mortgage Corporation in Boston.

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

Item 11. Executive Compensation
-------------------------------

See pages 6 through 10 of the Company's definitive proxy statement for the 2006 annual meeting of its shareholders, which pages are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

See pages 12 and 13 of the Company's definitive proxy statement for the 2006 annual meeting of its shareholders, which pages are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

See page 5 of the Company's definitive proxy statement for the 2006 annual meeting of its shareholders which page is incorporated herein by reference.

                                     III-1

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

See pages 14 and 15 of the Company's definitive proxy statement for the 2006 annual meeting of its shareholders which pages are incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------


(a)  (1)  All financial statements:


          An index of financial statements is included in Item 8, page II- 11 of this annual report

     (2)  Financial Statement schedule:

          Schedule II Valuation and Qualifying AccountsPage........ III-4

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

     (23) Consent of Independent Registered Public Accounting Firm

     (31)  Certifications  Pursuant to Section 302 of The  Sarbanes-Oxley Act of
           2002

     (32) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Not applicable.

(c) Exhibits (annexed).

Financial Statement Schedule.  See item (a) (2) above

                                     III-2

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                               /s/ Robert H. Eder
                               ------------------

                                By Robert H. Eder
                             Chief Executive Officer
                              Dated: March 24, 2006



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                Title                  Date
     ---------                -----                  ----
/s/ Robert H. Eder
________________________ Chief Executive        March 24, 2006
Robert H. Eder           Officer
                         and Chairman
                         (Principal
                         Executive Officer)
/s/ P. Scott Conti
________________________ President and          March 24, 2006
P. Scott Conti           Director
                         (Chief Operating
                         Officer)
/s/ Robert J. Easton
________________________ Treasurer              March 24, 2006
Robert J. Easton         (Principal financial
                         officer and principal
                         accounting officer)
/s/ Richard W. Anderson
________________________ Director               March 24, 2006
Richard W. Anderson
/s/ Frank W. Barrett
________________________ Director               March 24, 2006
Frank W. Barrett
/s/ J. Joseph Garrahy
________________________ Director               March 24, 2006
J. Joseph Garrahy


                                     III-3

                                                                     SCHEDULE II

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS


                  YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
                              (IN THOUSAND DOLLARS)

         Column A        Column B    Column C Additions    Column D   Column E
         --------        --------    ------------------    --------   --------
                                      (1)        (2)
                         Balance   Charged to Charged to              Balance
                            at     costs and    other                  at end
       Description      beginning   expenses   accounts   Deductions     of
                        of period              describe      (A)       period
Allowance for doubtful
 accounts:
Year ended
 December 31, 2005.....   $125         $ 50                  $  0        $175
                          ====         ====                  ====        ====
Year ended
 December 31, 2004.....   $125         $  8                  $  8        $125
                          ====         ====                  ====        ====
Year ended
 December 31, 2003.....   $125                                           $125
                          ====                                           ====

(A) Bad debts written off.


                                     III-4

                                                                      EXHIBIT 23




Consent of Independent Registered Public Accounting Firm


We consent to the incorporation by reference in Registration Statement Nos. 333-65937, 333-65949, and 333-21617 of Providence and Worcester Railroad Company on Form S-8 of our report dated March , 2006 relating to the financial statements and financial statement schedule of Providence and Worcester Railroad Company, appearing in this Annual Report on Form 10-K of Providence and Worcester Railroad Company for the year ended December 31, 2005.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 24, 2006

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

DATE:  March 24, 2006
                                          /s/ Robert H. Eder
                                     By:
                                         ______________________________
                                         Robert H. Eder
                                         Chairman of the Board
                                          and Chief Executive Officer

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

DATE:  March 24, 2006
                                         /s/ Robert J. Easton
                                     By:
                                         ______________________________
                                         Robert J. Easton
                                         Treasurer and Principal
                                          Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providence and Worcester Railroad Company (the Company) on form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the  requirements of Section 13 (a) or 15
          (d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                 /s/ Robert H. Eder

                                _____________________________
                                Robert H. Eder,
                                Chairman of the Board and Chief
                                Executive Officer
                                March 24, 2006

In connection with the Annual Report of Providence and Worcester Railroad Company (the Company) on form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the  requirements  of Section 13(a) or 15
          (d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                 /s/ Robert J. Easton

                                _____________________________
                                Robert J. Easton,
                                Treasurer and Chief Financial Officer
                                March 24, 2006