Form 10-Q
period 2006-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2006-05-15
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one)

Large accelerated filer___   Accelerated filer___   Non-accelerated filer   X
                                                                           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                YES ___  NO  X
                                                                            ---

As of May 1, 2006, the registrant has 4,511,159 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY



                                      Index


   Part I - Financial Information

     Item 1 - Financial Statements:

              Balance Sheets - March 31, 2006
              (Unaudited) and December 31, 2005............................3

              Statements of Operations (Unaudited) -
              Three Months Ended March 31, 2006 and 2005...................4

              Statements of Cash Flows (Unaudited) -
              Three Months Ended March 31, 2006 and 2005...................5

              Notes to Financial Statements (Unaudited)..................6-9

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations............10-12

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk..12

     Item 4 - Controls and Procedures.....................................12

   Part II - Other Information:

     Item 5 - Reports on Form 8-K.........................................13

     Item 6 - Exhibits....................................................13


   Signatures.............................................................14

Item 1.  Financial Statements
-----------------------------


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                          MARCH 31, DECEMBER 31,
                                                            2006          2005
                                                         (Unaudited)
                                                            -------      -------
Current Assets:
 Cash and cash equivalents ...........................      $ 1,414      $ 2,063
 Accounts receivable, net of allowance for
  doubtful accounts of $175 in 2006 and 2005 .........        3,472        3,202
 Materials and supplies ..............................        2,074        1,654
 Prepaid expenses and other current assets ...........          354          152
 Deferred income taxes ...............................          180          193
                                                            -------      -------
  Total Current Assets ...............................        7,494        7,264
Property and Equipment, net ..........................       73,890       74,126
Land Held for Development ............................       11,958       11,958
                                                            -------      -------
Total Assets .........................................      $93,342      $93,348
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 2,684      $ 1,905
 Accrued expenses ....................................          982        1,471
                                                            -------      -------
  Total Current Liabilities ..........................        3,666        3,376
                                                            -------      -------
Profit-Sharing Plan Contribution .....................          211          211
                                                            -------      -------
Deferred Income Taxes ................................       11,659       11,530
                                                            -------      -------
Deferred Grant Income ................................        8,081        8,140
                                                            -------      -------
Commitments and Contingent Liabilities (Note 6).......
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  640 shares in 2006 and 645 shares in 2005 ..........           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,511,159 shares in 2006 and 4,507,056
  shares in 2005 .....................................        2,256        2,254
 Additional paid-in capital ..........................       30,297       30,230
 Retained earnings ...................................       37,140       37,575
                                                            -------      -------
  Total Shareholders' Equity .........................       69,725       70,091
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $93,342      $93,348
                                                            =======      =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF OPERATIONS (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                                    Three Months Ended March 31,
                                                              2006        2005
                                                            -------     -------
Revenues:
 Operating Revenues ..................................      $ 6,607     $ 5,640
 Other Income ........................................          180         195
                                                            -------     -------
   Total Revenues ....................................        6,787       5,835
                                                            -------     -------

Operating Expenses:
 Maintenance of way and structures ...................        1,399       1,046
 Maintenance of equipment ............................          893         716
 Transportation ......................................        2,105       1,724
 General and administrative ..........................        1,041         985
 Depreciation ........................................          691         691
 Taxes, other than income taxes ......................          585         580
 Car hire, net .......................................          236         269
 Employee retirement plans ...........................           57          57
 Track usage fees ....................................          155         137
                                                            -------     -------
   Total Operating Expenses ..........................        7,162       6,205
                                                            -------     -------
Loss before Income Tax Benefit .......................         (375)       (370)
Income Tax Benefit ...................................         (123)       (115)
                                                            =======     =======
Net Loss .............................................         (252)       (255)

Preferred Stock Dividends ............................            3           3
                                                            -------     -------
Net Loss Attributable to Common Shareholders .........      $  (255)    $  (258)
                                                            =======     =======

Basic and Diluted Loss Per Common Share ..............      $  (.06)    $  (.06)
                                                            =======     =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                    Three Months Ended March 31,
                                                             2006         2005
                                                           -------       ------
Cash Flows from Operating Activities:
Net loss .............................................     $  (252)     $  (255)
Adjustments to reconcile net loss to net cash
 flows from (used in) operating activities:
 Depreciation ........................................         691          691
 Amortization of deferred grant income ...............         (59)         (57)
 Gains from sale and disposal of property,
  equipment and easements, net .......................         (31)         (50)
 Deferred income taxes ...............................         142          135
 Common shares issued to employees for
  services ...........................................          24           --
 Share-based compensation ............................          22           --
 Increase (decrease) in cash from:
  Accounts receivable ................................        (357)        (360)
  Materials and supplies .............................        (420)        (143)
  Prepaid expenses and other current assets ..........        (202)        (181)
  Accounts payable and accrued expenses ..............         297          264
                                                           -------       ------
Net cash flows (used in) from  operating
 activities ..........................................        (145)          44
                                                           -------       ------

Cash flows from Investing Activities:
Purchase of property and equipment ...................        (547)        (842)
Proceeds from sale of property, equipment and
 easements ...........................................         116           50
Proceeds from deferred grant income ..................          87           27
                                                           -------       ------
Net cash flows used in investing activities ..........        (344)        (765)
                                                           -------       ------

Cash Flows from Financing Activities:
Dividends paid .......................................        (183)        (183)
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          23           26
                                                           -------       ------
Net cash flows used in financing activities ..........        (160)        (157)
                                                           -------       ------

Decrease in Cash and Cash Equivalents ................        (649)        (878)
Cash and Cash Equivalents, Beginning of
 Period ..............................................       2,063        1,735
                                                           -------       ------
Cash and Cash Equivalents, End of Period .............     $ 1,414      $   857
                                                           =======      =======
Supplemental Disclosures:
 Cash paid during the three months for
  income taxes .......................................     $    51      $    --
                                                           =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements of the Providence and Worcester Railroad Company (the "Company") contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

2.   Share-Based Compensation Plan:

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," (SFAS No. 123(R)) using the modified prospective method. This method requires that companies recognize compensation expense for new stock option grants and the unvested portion of prior stock option grants at their fair value on the grant date and recognize this expense over the requisite service period for awards expected to vest. All of the Company's stock options granted prior to January 1, 2006 were 100% vested and as a result did not impact the amount of expense recorded during the three-month period ended March 31, 2006. The results for prior year periods have not been restated. As a result of adopting SFAS No. 123(R), stock-based employee compensation expense, net of income taxes, in the amount of $14, has been charged against income in the three-month period ended March 31, 2006 for stock options granted during this period. The Company's policy is to estimate the fair market value of each option granted on the date of grant using the Black-Scholes option pricing model and record the compensation expense on a straight-line basis over the year in which the grant was made. The Company issues new common stock to satisfy stock options exercised. Key assumptions used to apply the Black-Scholes option pricing model are as follows:


     Average risk-free interest rate                                  4.32%
     Expected life of option grants                                   7.0 years
     Expected volatility of underlying stock                         88.28%
     Expected dividend payment rate, as a percentage of the
      share price on the date of grant                               1.07%

     The following table illustrates the effect on the net loss and net loss per share for the three-month period ended March 31, 2005 as if the fair value based method of SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied for all outstanding awards for periods prior to the adoption of SFAS No. 123(R).

     Net loss attributable to common
      shareholders:
      As reported .................................        $  (258)
      Less impact of stock option expense .........             11
                                                           -------
      Pro forma ...................................        $  (269)
                                                           =======

     Basic and diluted loss per share:
      As reported .................................        $  (.06)
      Less impact of stock option expense .........             --
                                                           -------
      Pro forma ...................................        $  (.06)
                                                           =======

     At March 31, 2006, the Company had one stock option plan, the Nonqualified Stock Option Plan. Under the plan, options to purchase common stock were granted to officers, directors and management employees at prices not less than the fair market value of the common stock on the date of the grant. The options expire ten years from the grant date. As of March 31, 2006, there were 225,558 shares available for stock option grants under the plan.

     The following table summarizes the stock option activity under the Company's plan for the three-month period ended March 31, 2006:

                                                             Weighted Average
                                                           ---------------------
                                                                      Remaining
                                                                     Contractual
                                                           Exercise     Term
                                                  Shares     Price     (Years)
                                                 -------    -------    ------
     Outstanding and exercisable
      at December 31, 2005...................     44,668     $10.20         6
     Granted ................................     8,140       14.90        10
     Exercised ..............................      (752)       7.64       N/A
     Expired ................................    (1,607)       6.88       N/A
                                                 ------      ------      ----
     Outstanding and exercisable
      at March 31, 2006 .....................    50,499      $11.11         6
                                                 ======      ======      ====

3.   Changes in Shareholders' Equity:
                                                                        Total
                                                    Additional          Share
                              Preferred   Common     Paid-in   Retained holders'
                                Stock     Stock      Capital   Earnings Equity
                               -------    -------    -------   -------  -------
     Balance December 31,2005..$  32      $ 2,254    $30,230   $37,575  $70,091
     Issuance of 3,603
      common shares for
      employee stock
      purchases, stock
      options exercised and
      other ...................                 2         45                 47
     Conversion of 5 shares
      of preferred stock
      into 500 shares of
      common stock ............   --           --                            --
     Share-based
      compensation ............                           22                 22
     Dividends:
      Preferred stock,
      $5.00 per share .........                                     (3)      (3)
      Common stock, $.04
      per share ...............                                   (180)    (180)
     Net loss for the
      period ..................                                   (252)    (252)
                               -------    -------    -------   -------  -------

     Balance March 31, 2006 ...$    32    $ 2,256    $30,297   $37,140  $69,725
                               =======    =======    =======   =======  =======

4.   Other Income:
                                                                 2006      2005
                                                                 ----      ----
     Gains from sale and disposal of
      property, equipment and easements,
      net ..............................                         $ 31      $ 50
     Rentals ...........................                          135       139
     Interest ..........................                           14         6
                                                                 ----      ----
                                                                 $180      $195
                                                                 ====      ====

5.   Loss per Common Share:

     Basic loss per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per common share reflects the effect of the Company's outstanding convertible preferred stock and stock options except where such items would be anti-dilutive.

     A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

                                                            2006         2005
                                                         ---------    ---------
     Weighted-average shares for basic ......            4,509,119    4,481,572
     Dilutive effect of convertible preferred
      stock and stock options ...............                   --           --
                                                         ---------    ---------
     Weighted-average shares for diluted ....            4,509,119    4,481,572
                                                         =========    =========

     Preferred Stock convertible into 64,000 and 64,500 shares of Common Stock at the rate of 100 shares of Common Stock for each one share of Preferred Stock was outstanding during the quarters ended March 31, 2006 and 2005, respectively. In addition, options to purchase 50,449 and 51,476 shares of common stock were outstanding during the quarters ended March 31, 2006 and 2005, respectively. These Common Stock equivalents were not included in the computation of the diluted loss per share in either of the quarters because their effect would be anti-dilutive.

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

     In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L, on December 18, 2002. The Company is one of about sixty parties named thus far by Plaintiffs, who seek to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs allege that the Company is liable under 42 U.S.C. section 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company has entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. Although the Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site, the Company paid $45 to settle this suit in March 2006.

7.   Dividends:

     On April 26, 2006, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable May 22, 2006 to shareholders of record May 8, 2006.

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


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:


                                                Three Months Ended March 31,
                                            -----------------------------------
                                                  2006                 2005
                                            -----------------------------------
                                             (In thousands, except percentages)
Freight Revenues:
  Conventional carloads .......             $5,305    80.3%      $4,466    79.2%
  Containers ..................                842    12.7          710    12.6
  Other freight related .......                264     4.0          260     4.6
Other operating revenues ......                196     3.0          204     3.6
                                            ------   -----       ------   -----
     Total ....................             $6,607   100.0%      $5,640   100.0%
                                            ======   =====       ======   =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                                Three Months Ended March 31,
                                            -----------------------------------
                                                  2006                 2005
                                            -----------------------------------
                                             (In thousands, except percentages)
Salaries, wages, payroll taxes
 and employee benefits ........              $3,790      57.4%   $3,345    59.3%
Casualties and insurance ......                 186       2.8       250     4.4
Depreciation ..................                 691      10.5       691    12.3
Diesel fuel ...................                 601       9.1       349     6.2
Car hire, net .................                 236       3.6       269     4.8
Purchased services, including
 legal and professional fees ..                 385       5.8       235     4.2
Repair and maintenance of
 equipment ....................                 446       6.8       335     5.9
Track and signal materials ....                 904      13.7       302     5.4
Track usage fees ..............                 155       2.3       137     2.4
Other materials and supplies ..                 344       5.2       266     4.7
Other .........................                 439       6.6       476     8.4
                                             ------     -----    ------   -----
  Total .......................               8,177     123.8     6,655   118.0
  Less capitalized and
   recovered costs ............               1,015      15.4       450     8.0
                                             ------     -----    ------   -----
     Total ....................              $7,162     108.4%   $6,205   110.0%
                                             ======     =====    ======   =====


Operating Revenues:

Operating revenues increased $967,000, or 17.1%, to $6.6 million in the first quarter of 2006 from $5.7 million in the first quarter of 2005. This increase results from an $839,000 (18.8%) increase in conventional freight revenues and a $132,000 (18.6%) increase in container freight revenues. Other freight revenues and other operating revenues had a net decrease of $4,000 (.9%) between quarters.

The increase in conventional freight revenues results from a 24.3% increase in traffic volume partially offset by a 4.4% decrease in the average revenue received per carloading. The Company's conventional carloadings increased by 1,283 to 6,569 in the first quarter of 2006 from 5,286 in the first quarter of 2005. Significant increases in coal and construction aggregate traffic, both lower rated commodities, largely account for the decrease in the average revenue received per carloading.

The increase in container freight revenues is primarily the result of a 19.8% increase in the average revenue received per container. Container traffic volume decreased by 158 containers, or 1.0%, to 15,192 in the first quarter of 2006 from 15,350 in 2005. The increase in the average revenue received per container is attributable to contractual rate adjustments based upon railroad industry cost indices, as well as a continuing shift in the mix of containers handled toward higher rated containers.

Operating Expenses:

Operating expenses for the quarter increased by $957,000, or 15.4%, to $7.2 million in 2006 from $6.2 million in 2005. As a percentage of operating revenues, operating expenses decreased to 108.4% in 2006 from 110.0% in 2005. Diesel fuel expense for the quarter increased by $252,000 as a result of significant increases in the cost of petroleum products. Employee health and welfare costs increased by $275,000 between quarters. This is largely a one-time cost relating to a change in employee health insurance plans which was implemented in the first quarter of 2006. The increase in expenditures for track and signal materials during the quarter, in the amount of $602,000 was largely offset by grant proceeds resulting in increased cost recoveries.

Liquidity and Capital Resources
-------------------------------

During the first quarter of 2006 the Company's operating activities consumed $145,000 of cash. Total cash and cash equivalents decreased by $649,000 for the quarter. The principal utilization of cash during the quarter, other than for operations, was for expenditures for property and equipment and for the payment of dividends.

In management's opinion cash generated from operations during the remainder of 2006 will be sufficient to enable the Company to meet its operating expenses and capital expenditure and dividend requirements.

Seasonality
-----------

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of March 31, 2006, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at March 31, 2006. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

PART II - Other Information
---------------------------

Item 5. Reports on Form 8-K
        -------------------

     (a) No reports on Form 8-K were filed during the quarter ended March 31, 2006.

Item 6. Exhibits
        --------

     (31.1) Rule  13a-14(a)  Certification  of  Chairman  of the Board and Chief
          Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     (31.2) Rule 13a-14(a)  Certification  of Treasurer and Principal  Financial
          Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     (32) Certifications of Chairman of the Board and Chief Executive Officer and Treasurer and Principal Financial Officer pursuant to 18 U.S.C
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


DATED:  May 15, 2006

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

DATE:  May 15, 2006
                                     By: /s/ Robert H. Eder
                                         ----------------------------
                                         Robert H. Eder,
                                         Chairman of the Board
                                          And Chief Executive Officer

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

DATE:  May 15, 2006
                                     By: /s/ Robert J. Easton
                                         ----------------------------
                                         Robert J. Easton
                                         Treasurer and Principal
                                         Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection  with the Quarterly  Report of Providence  and Worcester  Railroad
Company (the Company) on form 10-Q for the quarterly period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                                   /s/ Robert H. Eder
                                  -----------------------------
                                  Robert H. Eder,
                                  Chairman of the Board And Chief
                                  Executive Officer
                                  May 15, 2006

In connection  with the Quarterly  Report of Providence  and Worcester  Railroad
Company (the Company) on form 10-Q for the quarterly period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                   /s/ Robert J. Easton
                                  -----------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  May 15, 2006