Form 10-Q
period 2006-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2006-08-14
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended June 30, 2006

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

As of August 1, 2006, the registrant has 4,527,624 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index



     Part I - Financial Information

        Item 1 - Financial Statements:

               Balance Sheets - June 30,  2006  (Unaudited)
               and December 31, 2005.......................................3

               Statements of Income (Loss) (Unaudited) -
               Three and Six Months Ended June 30, 2006
               and 2005....................................................4

               Statements of Cash Flows (Unaudited) - Six
               Months Ended June 30, 2006 and 2005.........................5

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

        Item 3 -Quantitative and Qualitative Disclosures
               About Market Risk..........................................14

        Item 4 -Controls and Procedures...................................14

   Part II - Other Information:

        Item 4 -Submission of Matters to a Vote of Security Holders.......15

        Item 5 -Reports on Form 8-K.......................................15

        Item 6 -Exhibits..................................................15

   Signatures.............................................................16

Item 1.  Financial Statements
-----------------------------


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                            JUNE 30,DECEMBER 31,
                                                              2006         2005
                                                          (Unaudited)
                                                            -------      -------
Current Assets:
 Cash and cash equivalents ...........................      $ 1,627      $ 2,063
 Accounts receivable, net of allowance for
  doubtful accounts of $175 in 2006 and 2005 .........        4,053        3,202
 Materials and supplies ..............................        1,934        1,654
 Prepaid expenses and other current assets ...........          308          152
 Deferred income taxes ...............................          161          193
                                                            -------      -------
  Total Current Assets ...............................        8,083        7,264
Property and Equipment, net ..........................       74,139       74,126
Land Held for Development ............................       11,958       11,958
                                                            -------      -------
Total Assets .........................................      $94,180      $93,348
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 3,350      $ 1,905
 Accrued expenses ....................................          868        1,471
                                                            -------      -------
  Total Current Liabilities ..........................        4,218        3,376
                                                            -------      -------
Profit-Sharing Plan Contribution .....................           --          211
                                                            -------      -------
Deferred Income Taxes ................................       11,753       11,530
                                                            -------      -------
Deferred Grant Income ................................        8,118        8,140
                                                            -------      -------
Commitments and Contingent Liabilities................
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  640 shares in 2006 and 645 shares in 2005 ..........           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,527,367 shares in 2006 and 4,507,056
  shares in 2005 .....................................        2,264        2,254
 Additional paid-in capital ..........................       30,559       30,230
 Retained earnings ...................................       37,236       37,575
                                                            -------      -------
  Total Shareholders' Equity .........................       70,091       70,091
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $94,180      $93,348
                                                            =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                     STATEMENTS OF INCOME (LOSS) (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                        Three Months Ended    Six Months Ended
                                             June 30,              June 30,
                                          2006       2005       2006      2005
                                        -------    -------    -------   -------
Revenues:
 Operating Revenues ..................  $ 7,243    $ 6,588   $ 13,850   $12,228
 Other Income ........................      244        164        424       359
                                        -------    -------    -------   -------
   Total Revenues ....................    7,487      6,752     14,274    12,587
                                        -------    -------    -------   -------

Operating Expenses:
 Maintenance of way and
  structures .........................    1,139        955      2,538     2,001
 Maintenance of equipment ............      901        697      1,794     1,413
 Transportation ......................    2,101      1,946      4,206     3,670
 General and administrative ..........    1,118      1,036      2,159     2,021
 Depreciation ........................      690        691      1,381     1,382
 Taxes, other than income
  taxes ..............................      575        563      1,160     1,143
 Car hire, net .......................      290        277        526       546
 Employee retirement plans ...........       57         57        114       114
 Track usage fees ....................      181        213        336       350
                                        -------    -------    -------   -------
  Total Operating Expenses ...........    7,052      6,435     14,214    12,640
                                        -------    -------    -------   -------

Income (Loss) before Income
 Taxes ...............................      435        317         60       (53)
Provision for Income Taxes
 (Benefit) ...........................      158        110         35        (5)
                                        -------    -------    -------   -------
Net Income (Loss) ....................      277        207         25       (48)

Preferred Stock Dividends ............       --         --          3         3
                                        -------    -------    -------   -------
Net Income (Loss) Available to
 Common Shareholders .................  $   277    $   207    $    22   $   (51)
                                        =======    =======    =======   =======

Basic and Diluted Income
 (Loss) Per Common Share .............  $   .06    $   .05    $    --   $  (.01)
                                        =======    =======    =======   =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                       Six Months Ended June 30,
                                                              2006         2005
                                                           -------      -------
Cash flows from operating activities:
Net income (loss) ....................................     $    25      $   (48)
Adjustments to reconcile net loss to net cash
 flows from operating activities:
 Depreciation ........................................       1,381        1,382
 Amortization of deferred grant income ...............        (119)        (115)
 Gains from sale and disposal of property,
  equipment and easements, net .......................        (129)         (89)
 Deferred income taxes ...............................         255          205
 Common shares issued to employees for services ......          24           --
 Share-based compensation ............................          43           --
 Increase (decrease) in cash from:
  Accounts receivable ................................        (938)        (869)
  Materials and supplies .............................        (280)        (259)
  Prepaid expenses and other .........................        (156)         (88)
  Accounts payable and accrued expenses ..............         773          959
                                                           -------      -------
Net cash flows from operating activities .............         879        1,078
                                                           -------      -------
Cash flows from Investing Activities:
Purchase of property and equipment ...................      (1,409)      (2,071)
Proceeds from sale of property, equipment and
 easements ...........................................         213           90
Proceeds from deferred grant income ..................         184           27
                                                           -------      -------
Net cash flows used in investing activities ..........      (1,012)      (1,954)
                                                           -------      -------
Cash Flows from Financing Activities:
Dividends paid .......................................        (364)        (363)
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          61           49
                                                           -------      -------
Net cash flows used in financing activities ..........        (303)        (314)
                                                           -------      -------

Decrease in Cash and Cash Equivalents ................        (436)      (1,190)
Cash and Cash Equivalents, Beginning of
 Period ..............................................       2,063        1,735
                                                           -------      -------
Cash and Cash Equivalents, End of Period .............     $ 1,627      $   545
                                                           =======      =======

Non-cash transactions are described in Note 3.

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2006 and the results of operations and cash flows for the interim periods ended June 30, 2006 and 2005. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

2.   Stock-Based Compensation:

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," (SFAS No. 123(R)) using the modified prospective method. This method requires that companies recognize compensation expense for new stock option grants and the unvested portion of prior stock option grants at their fair value on the grant date and recognize this expense over the requisite service period for awards expected to vest. All of the Company's stock options granted prior to January 1, 2006 were 100% vested and as a result did not impact the amount of expense recorded during the three- and six-month periods ended June 30, 2006. The results for prior year periods have not been restated. As a result of adopting SFAS No. 123(R), stock-based employee compensation expense, net of income taxes, in the amount of $14 and $28, has been charged against income in the three- and six month periods ended June 30, 2006, respectively, for stock options granted during these periods. The Company's policy is to estimate the fair market value of each option granted on the date of grant using the Black-Scholes option pricing model and record the compensation expense on a straight-line basis over the year in which the grant was made. The Company issues new common stock to satisfy stock options exercised. Key assumptions used to apply the Black-Scholes option pricing model are set forth below:

     Average risk-free interest rate                                  4.32%
     Expected life of option grants                                   7.0 years
     Expected volatility of underlying stock                         88.28%
     Expected dividend payment rate, as a percentage of the
      share price on the date of grant                               1.07%

     The following table illustrates the effect on the net loss and net loss per share for the three-month and six month periods ended June 30, 2005 as if the fair value based method of SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied for all outstanding awards for periods prior to the adoption of SFAS No. 123(R).

                                     Three Months Ended       Six Months Ended
                                       June 30, 2005            June 30, 2005
                                     ------------------       ----------------
     Net income (loss)
      attributable to common
      shareholders:
     As reported ...........                $   207                  $   (51)
     Less impact of stock
      option expense .......                     10                       21
                                            -------                  -------
     Pro forma .............                $   197                  $   (72)
                                            =======                  =======
     Basic and diluted income
      (loss) per share:
     As reported ............               $   .05                  $  (.01)
     Less impact of stock
       option expense .......                   .01                      .01
                                            -------                  -------
     Pro forma ..............               $   .04                  $  (.02)
                                            =======                  =======

     At June 30, 2006, the Company had one stock option plan, the Nonqualified Stock Option Plan. Under the plan, options to purchase common stock were granted to officers, directors and management employees at prices not less than the fair market value of the common stock on the date of the grant. The options expire ten years from the grant date. As of June 30, 2006, there were 226,368 shares available for stock option grants under the plan.

     The following table summarizes the stock option activity under the Company's plan for the three-month period ended June 31, 2006:


                                                             Weighted Average
                                                           ---------------------
                                                                      Remaining
                                                                     Contractual
                                                 Number    Exercise     Term
                                               of Options    Price     (Years)
                                                -------     -------    ------
     Outstanding and exercisable
      at December 31, 2005...................    44,668      $10.20         6

     Granted ................................     8,140       14.90        10
     Exercised ..............................    (2,927)       8.78       N/A
     Expired ................................    (1,607)       6.88       N/A
                                                 ------      ------      ----
     Outstanding and exercisable at
      June 30, 2006 ........................     48,274      $11.19         6
                                                 ======      ======      ====

3.   Changes in Shareholders' Equity:
                                                                        Total
                                                    Additional          Share
                              Preferred   Common     Paid-in   Retained holders'
                                Stock     Stock      Capital   Earnings Equity
                               -------    -------    -------   -------  -------
     Balance December 31,2005.  $  32    $ 2,254    $30,230   $37,575   $70,091
     Issuance of 6,800
      common shares for
      stock options
      exercised, employee
      stock purchases and
      other ..................                 3         82                  85
     Issuance of 13,011
      common shares to
      fund the Company's
      2005 profit-sharing
      plan contribution
      (non-cash
      transaction) ...........                 7        204                 211
     Conversion of 5
      shares of preferred
      stock into 500
      shares of common
      stock ..................     --         --                             --
     Share-based
      compensation ...........                           43                  43
     Dividends:
      Preferred stock,
      $5.00 per share ........                                     (3)       (3)
      Common stock, $.08
      per share ..............                                   (361)     (361)
     Net income for the
      period .................                                     25        25
                                -----    -------    -------   -------   -------

     Balance June 30,2006 ....  $  32    $ 2,264    $30,559   $37,236   $70,091
                                =====    =======    =======   =======   =======

     During the six months ended June 30, 2005 the Company issued 13,980 shares of its common stock with an aggregate fair market value of $188 to fund its 2004 profit-sharing plan contribution.

4.   Other Income:
                                      Three Months Ended       Six Months Ended
                                            June 30,                 June 30,
                                     -------------------      ------------------
                                       2006        2005        2006         2005
                                      ------      ------      ------      ------
     Gains from sale and
      disposal of property,
      equipment and
      easements, net ......             $ 98        $ 39        $129       $ 89
     Rentals ..............              134         120         269        259
     Interest .............               12           5          26         11
                                        ----        ----        ----       ----
                                        $244        $164        $424       $359
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

     A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:


                                     Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                   ---------------------   ---------------------
                                       2006        2005        2006        2005
                                   ---------   ---------   ---------   ---------
     Weighted-average shares
      for basic ............       4,521,650   4,494,993   4,515,419   4,488,319
     Dilutive effect of
      convertible preferred
      stock and stock options         86,139      79,278      85,108          --
                                   ---------   ---------   ---------   ---------
     Weighted-average shares
      for diluted ..........       4,607,789   4,574,271   4,600,527   4,488,319
                                   =========   =========   =========   =========

     Options to purchase 5,029 and 5,394 shares of common stock were outstanding for the three-month periods ended June 30, 2006 and 2005, respectively, but were not included in the computation of income per share because their effect would be antidilutive.

     Preferred stock convertible into 64,500 shares of common stock was outstanding for the six-month period ended June 30, 2005 and options to purchase 5,029 and 51,011 shares of common stock were outstanding for the six-month periods ended June 30, 2006 and 2005, respectively. These common stock equivalents were not included in the computation of the diluted income (loss) per share for these periods because their effect would be antidilutive.

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

7.   Dividends:

     On July 26, 2006, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable August 21, 2006 to shareholders of record August 7, 2006.

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


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                       Three Months Ended June 30,  Six Months Ended June 30,
                      ---------------------------- -----------------------------
                           2006            2005         2006           2005
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Freight Revenues:
 Conventional
  carloads ......     $6,095   84.2% $5,553  84.3% $11,400  82.3% $10,019  81.9%
 Containers .....        871   12.0     691  10.5    1,713  12.4    1,401  11.5
 Other freight
  related .......        124    1.7     181   2.7      388   2.8      441   3.6
Other Operating
 Revenues .......        153    2.1     163   2.5      349   2.5      367   3.0
                      ------  -----  ------ -----  ------- -----  ------- -----
   Total ........     $7,243  100.0% $6,588 100.0% $13,850 100.0% $12,228 100.0%
                      ======  =====  ====== =====  ======= =====  ======= =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:


                       Three Months Ended June 30,  Six Months Ended June 30,
                      ---------------------------- -----------------------------
                           2006            2005         2006           2005
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Salaries, wages,
 payroll taxes and
 employee benefits.   $3,694  51.0%  $3,477 52.8% $ 7,484   54.0% $ 6,822  55.8%
Casualties and
 insurance .......       181   2.5     249   3.8      367    2.6      499   4.1
Depreciation .....       690   9.5     691  10.5    1,381   10.0    1,382  11.3
Diesel fuel ......       641   8.8     502   7.6    1,242    9.0      851   7.0
Car hire, net ....       290   4.0     277   4.2      526    3.8      546   4.5
Purchased
 services,
 including legal
 and professional
 fees ............       607   8.4     292   4.4      992    7.2      527   4.3
Repair and
 maintenance of
 equipment .......       574   7.9     329   5.0    1,020    7.4      664   5.4
Track and signal
 materials .......       510   7.1     825  12.5    1,414   10.2    1,127   9.2
Track usage fees .       181   2.5     213   3.2      336    2.4      350   2.9
Other materials
 and supplies ....       207   2.9     250   3.8      551    4.0      516   4.2
Other ............       454   6.3     418   6.4      893    6.4      894   7.3
                      ------ -----  ------ -----  -------  -----  ------- -----
 Total ...........     8,029 110.9   7,523 114.2   16,206  117.0   14,178 116.0
 Less capitalized
  and recovered
  costs ..........       977  13.5   1,088  16.5    1,992   14.4    1,538  12.6
                      ------ -----  ------ -----  -------  -----  ------- -----
   Total .........    $7,052  97.4% $6,435  97.7% $14,214  102.6% $12,640 103.4%
                      ====== =====  ====== =====  =======  =====  ======= =====

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005


Operating Revenues:

Operating revenues increased $1.6 million, or 13.3%, to $13.8 million in the six months ended June 30, 2006 from $12.2 million in 2005. This increase is the net result of a $1.4 million (13.8%) increase in conventional freight revenues and a $312,000 (22.3%) increase in container freight revenues offset to a small extent by a $53,000 decrease in other freight related revenues and an $18,000 decrease in other operating revenues.

The increase in conventional freight revenues is attributable to a 9.8% increase in traffic volume and a 3.6% increase in the average revenue received per conventional carloading. The Company's conventional carloadings increased by 1,419 to 15,917 in the first six months of 2006 from 14,498 in 2005. Rate increases, including diesel fuel surcharges, as well as changes in the mix of commodities account for the increase in the average revenue per carloading.

The increase in container freight revenues is the combined result of an 18.0% increase in the average revenue received per container and a 3.6% percent increase in container traffic volume. Intermodal containers handled during the six-month period increased by 1,078 to 30,691 in 2006 from 29,613 in 2005. The increase in the average revenue received per container is attributable to contractual rate adjustments based upon railroad industry cost indices, as well as a continuing shift in the mix of containers handled toward higher rated containers.

The decrease in other freight related revenues is the result of a decrease in demurrage charges incurred by freight customers and the decrease in other operating revenues is the result of lower maintenance department billings. Revenues of these types vary from period to period depending upon the needs of freight and other customers.

Operating Expenses:

Operating expenses increased by $1.6 million, or 12.5%, to $14.2 million during the six months ended June 30, 2006 from $12.6 million in 2005. Diesel fuel expense for the six-month period increased by $391,000 as a result of significant increases in the cost of petroleum products. Employee health and welfare costs increased by $383,000 between periods. This is largely a one- time cost relating to changes in employee health insurance plans implemented in 2006. The increase in expenditures for purchased services of $465,000 was largely offset by grant proceeds resulting in increased cost recoveries.


Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Operating Revenues:

Operating revenues increased $655,000, or 9.9%, to $7.2 million in the second quarter of 2006 from $6.6 million in the second quarter of 2005. This increase is the net result of a $542,000 (9.8%) increase in conventional freight revenues and a $180,000 (26.0%) increase in container freight revenues offset to a small extent by a $57,000 decrease in other freight-related revenues and a $10,000 decrease in other operating revenues.

The increase in conventional freight revenues for the quarter is attributable to an 8.2% increase in the average revenue received per conventional carloading and a 1.5% increase in traffic volume. The Company's conventional carloadings increased by 136 to 9,348 in the second quarter of 2006 from 9,212 in the second quarter of 2005. The increase in the average revenue per carloading during the quarter results from a change in the mix in traffic towards higher rated commodities, as well as rate increases, including diesel fuel surcharges.

The increase in container freight revenues for the quarter is the combined result of a 16.0% increase in the average revenue received per container and an 8.7% increase in container traffic volume. Intermodal containers handled during the quarter increased by 1,236 to 15,499 in 2006 from 14,263 in 2005. The increase in the average revenue received per container is attributable to contractual rate adjustments and to a shift in the mix of containers handled, as previously discussed.

The decrease in other freight related revenues results from a decrease in demurrage charges to freight customers. The decline in other operating revenues is attributable to a lower level of maintenance department billings to outside parties

Operating Expenses:

Operating expenses increased by $617,000, or 9.6%, to $7.1 million in the second quarter of 2006 from $6.4 million in 2005. Increased diesel fuel and employee health and welfare costs, as previously discussed, accounted for approximately $250,000 of this increase.

Liquidity and Capital Resources
-------------------------------

During the first six months of 2006 the Company generated $879,000 of cash from its operations. Total cash and cash equivalents decreased by $436,000 for the period. The principal utilization of cash during the period, other than for operations, was for expenditures for property and equipment and for the payment of dividends.

In management's opinion, cash generated from operations during the remainder of 2006 will be sufficient to enable the Company to meet its operating expenses and capital expenditure and dividend requirements.

Seasonality
-----------

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of June 30, 2006, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at June 30, 2006. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

PART II - Other Information
---------------------------


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Annual Meeting of Shareholders was held on April 26, 2006. Of the 4,509,092 shares of common stock entitled to vote, 3,841,137 shares were present, in person or by proxy. Of the 640 shares of preferred stock entitled to vote, 511 shares were present, in person or by proxy.

          All directors of the Company are elected on an annual basis and the following were so elected at this Annual Meeting:

          Richard W. Anderson, Robert H. Eder and John J. Healy were elected Common Stock Directors. Mr. Anderson received 3,739,673 affirmative votes and 101,464 votes withheld, Mr. Eder received 3,483,171 affirmative votes and 357,966 votes withheld and Mr. Healy received 3,739,415 affirmative votes and 101,722 votes withheld of common shares.

          Frank W. Barrett, P. Scott Conti, J. Joseph Garrahy, James C. Garvey, Charles M. McCollam, Jr. and Craig M. Scott were elected Preferred Stock Directors. Messrs. Conti and Garrahy each received 511 affirmative votes and no votes withheld of preferred shares. Messrs. Barrett, Garvey, McCollam, and Scott each received 508 affirmative votes and 3 votes withheld of preferred shares.

          A proposal was presented to amend the Company's Bylaws to eliminate the requirement that salaries of all officers of the Company be fixed by the Board of Directors. The proposal received 3,574,000 affirmative votes, 251,091 negative votes and 16,046 abstentions of common shares. The proposal received 508 affirmative votes and 3 abstentions of preferred shares.

Item 5.  Reports on Form 8-K
         -------------------

         (a) A report on Form 8-K was filed on June 1, 2006 in which the Company reported that it had entered into a confidentiality agreement with RailAmerica, Inc. with respect to exploring possible business opportunities.

Item 6.   Exhibits
          --------

          (3.2) By-laws

          (31.1)Rule 13a-14(a) Certification of Chairman of the Board and Chief
               Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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


                                       PROVIDENCE AND WORCESTER
                                        RAILROAD COMPANY


                                     By: /s/ Robert H. Eder
                                         ----------------------------
                                         Robert H. Eder,
                                         Chairman of the Board
                                          and Chief Executive Officer




                                     By: /s/ Robert J. Easton
                                         ----------------------------
                                         Robert J. Easton
                                         Treasurer and Principal
                                          Financial Officer


DATED:  August 14, 2006

                                                                     EXHIBIT 3.2
                                                                        MAY 1995
                                                     AMENDED AS OF JUNE 30, 2006

                                     BY-LAWS
                                       OF
                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                    ARTICLE I

                                     OFFICES

     The corporation may have offices at such places either within or without the State of Rhode Island as the Board of Directors may from time to time determine or the business of the corporation may require.

                                   ARTICLE II

                            MEETINGS OF STOCKHOLDERS

     Section 1. All annual meetings of the stockholders for the election of directors shall be held within or without the State of Rhode Island at such place as may be fixed from time to time by the Board of Directors; at least ten days' notice shall be given to the stockholders of the place so fixed. Meetings of stockholders for any other purpose may be held at such time and place, within or without the State of Rhode Island, as shall be stated in the notice of the meeting.

     Section 2. Annual meetings of stockholders, commencing with the year 1988, shall be held on the last Wednesday of April if not a legal holiday, and if a legal holiday, then on the secular day following, at which the stockholders shall elect a Board of Directors and transact such other business as may properly be brought before the meeting.

     Section 3. Written notice of the annual meeting shall be given to each stockholder of record at least ten days before the date of the meeting.

     Section 4. Special meetings of the stockholders, for any purpose or purposes, may be called by the President, or by the Chairman if there be a Chairman, and shall be called by the President or Secretary at the request in writing of a majority of the Board of Directors. Such request shall state the purpose or purposes of the proposed meeting.

     Section 5. Written notice of any special meeting of stockholders, stating the time, place and purpose thereof, shall be given to each stockholder of record at least ten days before the date fixed for the meeting.

     Section 6. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice.

     Section 7. Stockholders representing a majority of each class of the shares entitled to vote, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders present in person or represented by proxy, shall have the power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented any business may be transacted at the meeting as originally notified.

                                  ARTICLE. III

                                    DIRECTORS

     Section 1. The number of directors which shall constitute the whole Board of Directors shall be not less than six [amended December 12, 1995] nor more than fifteen [amended December 12, 1995]. Within the foregoing limits, the number of directors to constitute the whole Board shall be fixed by vote of the Board of Directors at any regular or special meeting of the Board of Directors, or by the stockholders at the annual meeting. If, pursuant to the foregoing authority, the number of directors constituting the whole Board shall be decreased, such decrease shall not be effective with respect to the terms of directors then holding office until the next annual meeting of stockholders. The directors shall be elected at the annual meeting of the stockholders, except as provided in Section 2 of this Article, and each director elected shall hold office until his successor is elected and qualified. [Amended as of April 27, 2005.] No person who is not a shareholder of the corporation shall be eligible to serve as a director of the corporation. Any director who, during the period beginning with his or her first election to office and ending on the December 31 next following such election, or during any calendar year thereafter, attends less than seventy-five percent (75%) of either (i) the total number of meetings of the Board of Directors held during such period, or (ii) the total number of meetings held by all committees of the Board of Directors on which he or she shall have served during such period, shall be ineligible for re- election as a director upon the expiration of his or her term as a director; provided, that a majority of the remaining directors may waive such requirement upon receipt of evidence satisfactory to them that the failure of any director to satisfy the foregoing requirements was due to medical reasons. [amended April 26, 1995]

     Section 2. Vacancies in the Board of Directors may be filled in the manner provided in the charter. A vacancy or vacancies shall be deemed to exist at any time the number of directors then in office is less than the whole Board as provided in Section 1, above.

     Section 3. The business of the corporation shall be managed by its Board of Directors, which may exercise all powers of the corporation and do all such lawful acts and things as are not by statute or by the charter or by these by-laws directed or required to be exercised or done by the stockholders.

     Section 4. The Board of Directors of the corporation may hold meetings, both regular and special, either within or without the State of Rhode Island.

     Section 5. The Board of Directors shall hold a meeting immediately after each annual meeting of stockholders, at which meeting they shall elect a President, a Vice President, a Treasurer, a Secretary, and such other officers as they may deem appropriate, provided, however, that they may adjourn said meeting to such time as they see fit and elect said officers at said adjourned meeting. They may also, at any annual meeting, or at any adjournment thereof, transact any other business which may be properly brought before them. Regular quarterly meetings of the directors shall be held on the last Wednesdays in the months of July, October, January and April. Special meetings of the directors shall be held upon the call of the President, or by the Chairman if there be a Chairman, as hereinafter provided. The Secretary shall give each director notice, by mail, at least twenty-four hours before any meeting, whether regular or special (except the first meeting), of the time and place of such meeting. But in the case of necessity, such notice may be given at such time and in such manner as the President or the Chairman may direct.

     Section 6. At all meetings of the Board of  Directors  the presence of both
(i) a majority of the directors, and (ii) a majority of the directors elected by the holders of the corporation's Preferred Stock (including any director elected to fill any vacancy resulting from the resignation, death or removal of a director elected by such holders), shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors. If a quorum shall not be present at any meeting of the Board of Directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

     Section 7. The Board of Directors may, by resolution passed by a majority of the directors, designate one or more committees, each committee to consist of three or more of the directors of the corporation, which, to the extent provided in the resolution, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the corporation and may authorize the seal of the corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors.

     Section 8. The committees shall keep regular minutes of their proceedings and report the same to the Board of Directors when required.

     Section 9. Members of the Board of Directors or any committee designated hereby may participate in any special meeting of the Board or any meeting of such committee by means of a conference telephone or similar communications equipment, by means of which all persons participating in the meeting can hear each other at the same time, and participation by such means shall constitute presence at any such meeting. Directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors or any committee designated by the Board, and directors who are not also full-time employees of the corporation may be paid a fixed sum for attendance at each meeting of the Board at which a quorum is present, whether regular or special, and at each meeting of any such committee attended in person and at which a majority of the members are present, such fixed sum to be determined in each case by the Board of Directors. [amended April 26, 1995]

     Section 10. A director may be removed, with or without cause, only in the manner provided in the charter.

                                   ARTICLE IV

                                    OFFICERS

     Section 1. The officers of the corporation shall include a President, a Vice President, a Secretary and a Treasurer. The offices of Treasurer and Secretary may be held by the same person.

     Section 2. The Board of Directors may appoint such other officers and agents, including a Chairman, as it shall deem necessary, who shall hold their offices for such terms as shall be determined from time to time by the Board.

     Section 3. [Deleted April 26, 2006]

     Section 4. Any officer elected or appointed by the Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors. Any vacancy occurring in any office of the corporation by death, resignation, removal or otherwise shall be filled by the Board of Directors.

     Section 5. The Chairman, if any, shall be the chief executive officer of the corporation; the President shall be the chief operating officer of the corporation; and the Treasurer shall be the chief financial officer of the corporation. If no Chairman is elected, qualified and acting, the President shall also be the chief executive officer of the corporation. The other officers of the corporation shall have the powers and shall perform the duties customarily appurtenant to their respective offices, and shall have such further power and shall perform such further duties as shall be from time to time assigned to them.

                                    ARTICLE V

                              CERTIFICATES OF STOCK

     Section 1. Every holder of stock in the corporation shall be entitled to have a certificate, signed by, or in the name of, the corporation, by the President and Treasurer or Secretary, certifying the number and class of shares owned by him in the corporation.

     Section 2. Where a certificate is signed (1) by a transfer agent or an assistant transfer agent or (2) by a transfer clerk acting on behalf of the corporation and a registrar, the signature of any such President, Secretary or Treasurer may be facsimile. In case any officer or officers who have signed, or whose facsimile signature or signatures have been used on, any such certificate or certificates shall cease to be such officer or officers of the corporation, whether because of death, resignation or otherwise, before such certificate or certificates have been delivered by the corporation, such certificate or certificates may nevertheless be adopted by the corporation and be issued and delivered as though the person or persons who signed such certificate or certificates or whose facsimile signature has been used thereon, had not ceased to be such officer or officers of the corporation.

     Section 3. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or to give the corporation a bond in such sum as it may direct as indemnify against any claim that may be made against the corporation with respect to the certificate alleged to have been lost or destroyed.

     Section 4. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

     Section 5. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof.

                                   ARTICLE VI

                           INDEMNIFICATION OF OFFICERS

     The corporation shall indemnify, to the full extent permitted by law from time to time, any person who is or was an officer of the corporation and any person who, while an officer of the corporation, is or was serving at the request of the corporation as a director, officer, partner, trustee, employee or agent of another foreign or domestic corporation, partnership, joint venture, trust, other enterprise or employee benefit plan, against all judgments, penalties, fines, settlements and reasonable expenses actually incurred by such person in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, in which such person was, is or is threatened to be made a named defendant or respondent by reason of the fact that such person is serving or at any time was serving in one or more of the capacities set forth above.

                                   ARTICLE VII

                               GENERAL PROVISIONS

     Section 1. The President shall present at each annual meeting a statement of the business and condition of the corporation.

     Section 2. All checks and notes of the corporation shall be signed by such officer or officers or such other person persons as the Board of Directors may from time to time designate.

     Section 3. The fiscal year of the corporation shall end on the thirty-first day of December in each year.

     Section 4. The corporate seal shall have the inscribed thereon the name of the corporation, the year of its organization and the words "Incorporated 1969 Rhode Island". The seal may be used by causing it or a facsimile thereof to be impressed, affixed or reproduced or otherwise.

                                  ARTICLE VIII

                         REPEAL AND AMENDMENT OF BY-LAWS

     These By-laws may be amended or repealed at any annual or special meeting of the stockholders, provided that they shall not be amended or repealed at a special meeting unless notice that it is proposed to amend or repeal them is given by the Secretary in the notice of such meeting. The Board of Directors shall not have authority to amend these By-Laws.

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

DATE:  August 14, 2006
                                     By: /s/ Robert H. Eder
                                         ----------------------------
                                         Robert H. Eder,
                                         Chairman of the Board
                                          and Chief Executive Officer

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

DATE:  August 14, 2006
                                     By: /s/ Robert J. Easton
                                         ----------------------------
                                         Robert J. Easton
                                         Treasurer and Principal
                                         Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company ("the Company") on form 10-Q for the quarterly period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/ Robert H. Eder
                                  -----------------------------
                                  Robert H. Eder,
                                  Chairman of the Board and Chief
                                  Executive Officer
                                  August 14, 2006

In connection with the Quarterly Report of Providence and Worcester Railroad Company ("the Company") on form 10-Q for the quarterly period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/ Robert J. Easton
                                  -----------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  August 14, 2006