Form 10-Q
period 2006-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2006-11-14
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended September 30, 2006

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


As of November 1, 2006, the registrant has 4,531,392 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index



Part I - Financial Information

     Item 1 - Financial Statements (Unaudited):

          Balance  Sheets - September 30, 2006 (Unaudited)
          and December 31, 2005...........................................    3

          Statements of Income (Unaudited) - Three and
          Nine Months Ended September 30, 2006
          and 2005........................................................    4

          Statements of Cash Flows (Unaudited) - Nine
          Months Ended September 30, 2006 and 2005........................    5

          Notes to Financial Statements (Unaudited)....................... 6-10

     Item 2 -Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................11-14

     Item 3 -Quantitative and Qualitative Disclosures About Market Risk...14-15

     Item 4 -Controls and Procedures......................................   15

Part II - Other Information:

     Item 5 - Reports on Form 8-K.........................................   15

     Item 6 - Exhibits....................................................   15

Signatures ...............................................................   16

Item 1.  Financial Statements
-----------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                       September 30,December 31,
                                                              2006         2005
                                                          (Unaudited)
                                                            -------      -------

Current Assets:
 Cash and cash equivalents ...........................      $ 1,973      $ 2,063
 Accounts receivable, net of allowance for
  doubtful accounts of $175 in 2006 and 2005 .........        3,822        3,202
 Materials and supplies ..............................        1,697        1,654
 Prepaid expenses and other ..........................          174          152
 Deferred income taxes ...............................          161          193
                                                            -------      -------
  Total Current Assets ...............................        7,827        7,264
Property and Equipment, net ..........................       74,909       74,126
Land Held for Development ............................       11,958       11,958
                                                            -------      -------
Total Assets .........................................      $94,694      $93,348
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 2,685      $ 1,905
 Accrued expenses ....................................          968        1,471
                                                            -------      -------
  Total Current Liabilities ..........................        3,653        3,376
                                                            -------      -------
Profit-Sharing Plan Contribution .....................          158          211
                                                            -------      -------
Deferred Income Taxes ................................       11,898       11,530
                                                            -------      -------
Deferred Grant Income ................................        8,082        8,140
                                                            -------      -------
Commitments and Contingent Liabilities................
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  640 shares in 2006 and 645 shares in 2005 ..........           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,531,072 shares in 2006 and 4,507,056
  shares in 2005 .....................................        2,266        2,254
 Additional paid-in capital ..........................       30,623       30,230
 Retained earnings ...................................       37,982       37,575
                                                            -------      -------
  Total Shareholders' Equity .........................       70,903       70,091
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $94,694      $93,348
                                                            =======      =======

          The accompanying notes are an integral part of the financial statements (unaudited).

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                        STATEMENTS OF INCOME (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                         Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                           2006      2005       2006      2005
                                         -------    ------   --------   -------
Revenues:
Operating Revenues .................     $ 7,786   $ 7,449    $21,636   $19,677
Other Income .......................         682       133      1,106       492
                                         -------    ------   --------   -------
   Total Revenues ..................       8,468     7,582     22,742    20,169
                                         -------    ------   --------   -------

Operating Expenses:
 Maintenance of way and
  structures .......................         992       865      3,530     2,866
 Maintenance of equipment ..........         806       644      2,600     2,057
 Transportation ....................       2,035     1,984      6,241     5,654
 General and administrative ........       1,173     1,075      3,332     3,096
 Depreciation ......................         690       691      2,071     2,073
 Taxes, other than income
  taxes ............................         568       549      1,728     1,692
 Car hire, net .....................         349       280        875       826
 Employee retirement plans .........         215       173        329       287
 Track usage fees ..................         278       214        614       564
                                         -------    ------   --------   -------
  Total Operating Expenses .........       7,106     6,475     21,320    19,115
                                         -------    ------   --------   -------

Income before Income Taxes .........       1,362     1,107      1,422     1,054
Provision for Income Taxes .........         435       405        470       400
                                         -------    ------   --------   -------
Net Income .........................         927       702        952       654

Preferred Stock Dividends ..........          --        --          3         3
                                         -------    ------   --------   -------
Net Income Available to Common
 Shareholders ......................    $   927    $   702    $   949   $   651
                                        =======    =======    =======   =======

Basic Income Per Common Share ......    $   .20    $   .16    $   .21   $   .14
                                        =======    =======    =======   =======

Diluted Income Per Common
 Share .............................    $   .20    $   .15    $   .21   $   .14
                                        =======    =======    =======   =======


          The accompanying notes are an integral part of the financial statements (unaudited).

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                 Nine Months Ended September 30,
                                                             2006         2005
                                                           -------      -------
Cash Flows from Operating Activities:
Net income ...........................................     $   952      $   654
Adjustments to reconcile net income to net
 cash flows from operating activities:
 Depreciation ........................................       2,071        2,073
 Amortization of deferred grant income ...............        (178)        (173)
 Profit-sharing plan contribution to be
  funded with common stock ...........................         158          117
 Gains from sale, condemnation and disposal
  of property, equipment and easements, net ..........        (638)         (90)
 Deferred income tax expense .........................         400          285
 Common shares issued to employees for services ......          24           --
 Share-based compensation ............................          65           --
 Increase (decrease) in cash from:
  Accounts receivable ................................        (707)        (903)
  Materials and supplies .............................         (43)         (10)
  Prepaid expenses and other .........................         (22)          (5)
  Accounts payable and accrued expenses ..............          95          510
                                                           -------      -------
Net cash flows from operating activities .............       2,177        2,458
                                                           -------      -------

Cash Flows from Investing Activities:
Purchase of property and equipment ...................      (2,757)      (3,072)
Proceeds from sale and condemnation of
 property, equipment and easements ...................         723           92
Proceeds from deferred grant income ..................         207          215
                                                           -------      -------
Net cash flows used in investing activities ..........      (1,827)      (2,765)
                                                           -------      -------

Cash Flows from Financing Activities:
Dividends paid .......................................        (545)        (543)
Issuance of common shares for stock options
 exercised and employee stock purchases ..............         105          110
                                                           -------      -------
Net cash flows used in financing activities ..........        (440)        (433)
                                                           -------      -------

Decrease in Cash and Cash Equivalents ................         (90)        (740)
Cash and Cash Equivalents, Beginning of
 Period ..............................................       2,063        1,735
                                                           -------      -------
Cash and Cash Equivalents, End of Period .............     $ 1,973      $   995
                                                           =======      =======

Supplemental Disclosure, Cash Paid for Income Taxes...     $    51      $    --
                                                           =======      =======

Non-cash transactions are described in Note 3.

          The accompanying notes are an integral part of the financial statements (unaudited).

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows for the interim periods ended September 30, 2006 and 2005. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

2.   Share-Based Compensation:

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," (SFAS No. 123(R)) using the modified prospective method. This method requires that companies recognize compensation expense for new stock option grants and the unvested portion of prior stock option grants at their fair value on the grant date and recognize this expense over the requisite service period for awards expected to vest. All of the Company's stock options granted prior to January 1, 2006 were 100% vested and as a result did not impact the amount of expense recorded during the three- and nine-month periods ended September 30, 2006. The results for prior year periods have not been restated. As a result of adopting SFAS No. 123(R), stock-based employee compensation expense, net of income taxes, in the amount of $14 and $42, has been charged against income in the three- and nine- month periods ended September 30, 2006, respectively, for stock options granted during these periods. The Company's policy is to estimate the fair market value of each option granted on the date of grant using the Black-Scholes option pricing model and record the compensation expense on a straight-line basis over the year in which the grant was made. The Company issues new common stock to satisfy stock options exercised. Key assumptions used to apply the Black-Scholes option pricing model are set forth below:

     Average risk-free interest rate                                  4.32%
     Expected life of option grants                                   7.0 years
     Expected volatility of underlying stock                         88.28%
     Expected dividend payment rate, as a percentage of the
      share price on the date of grant                               1.07%

     The following table illustrates the effect on the net income and net income per share for the three and nine month periods ended September 30, 2005 as if the fair value based method of SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied for all outstanding awards for periods prior to the adoption of SFAS No. 123(R).

                                     Three Months Ended       Nine Months Ended
                                     September 30, 2005       September 30, 2005
                                     ------------------       ------------------
     Net income attributable
      to common shareholders:
     As reported ............               $   702                  $   651
     Less impact of stock
      option expense ........                    10                       32
                                            -------                  -------
     Pro forma ..............               $   692                  $   619
                                            =======                  =======
     Basic income per share:
     As reported ............               $   .16                  $   .14
     Less impact of stock
       option expense .......                   .01                       --
                                            -------                  -------
     Pro forma ..............               $   .15                  $   .14
                                            =======                  =======
     Diluted income per share:
     As reported ............               $   .15                  $   .14
     Less impact of stock
       option expense .......                    --                       --
                                            -------                  -------
     Pro forma ..............               $   .15                  $   .14
                                            =======                  =======

     At September 30, 2006, the Company had one stock option plan, the Nonqualified Stock Option Plan. Under the plan, options to purchase common stock were granted to officers, directors and management employees at prices not less than the fair market value of the common stock on the date of the grant. The options expire ten years from the grant date. As of September 30, 2006, there were 226,554 shares available for stock option grants under the plan.

     The following table summarizes the stock option activity under the Company's plan for the nine-month period ended September 30, 2006:


                                                             Weighted Average
                                                           ---------------------
                                                                      Remaining
                                                                     Contractual
                                                 Number    Exercise     Term
                                               of Options    Price     (Years)
                                                -------     -------    ------
     Outstanding and exercisable
      at December 31, 2005...................    44,668      $10.20         6
     Granted ................................     8,140       14.90        10
     Exercised ..............................    (5,603)       9.30       N/A
     Expired ................................    (4,326)      11.61       N/A
                                                 ------      ------      ----
     Outstanding and exercisable at
      September 30, 2006 ....................    42,879      $11.19         6
                                                 ======      ======      ====

3.   Changes in Shareholders' Equity:
                                                                        Total
                                                    Additional          Share
                                Preferred  Common    Paid-in   Retained holders'
                                  Stock    Stock     Capital   Earnings Equity
                                 -------   -------   -------   -------  -------
     Balance December 31,2005    $    32   $ 2,254   $30,230   $37,575  $70,091
     Issuance of 10,505
      common shares for
      stock options
      exercised, employee
      stock purchases and
      other ..................                   5       124                129
     Issuance of 13,011
      common shares to
      fund the Company's
      2005 profit-sharing
      plan contribution
      (non-cash
      transaction) ...........                   7       204                211
     Conversion of 5
      shares of preferred
      stock into 500
      shares of common
      stock ..................        --        --                           --
     Share-based
      compensation ...........                            65                 65
     Dividends:
      Preferred stock,
      $5.00 per share ........                                     (3)       (3)
      Common stock, $.12
      per share ..............                                   (542)     (542)
     Net income for the
      period .................                                     952       952
                                 -------   -------   -------   -------  -------
     Balance,
      September 30, 2006 .....   $    32   $ 2,266   $30,623   $37,982  $70,903
                                 =======   =======   =======   =======  =======

     During the nine months ended September 30, 2005 the Company issued 13,980 shares of its common stock with an aggregate fair market value of $188 to fund its 2004 profit-sharing plan contribution.

4.   Other Income:
                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                   -------------------       -------------------
                                    2006         2005         2006         2005
                                   ------       ------       ------       ------
     Gains from sale,
      condemnation and
      disposal of property,
      equipment and
      easements, net ......        $  509       $   1        $  638       $   90
     Rentals ..............           156         126           425          385
     Interest .............            17           6            43           17
                                   ------       ------       ------       ------
                                   $  682       $  133       $1,106       $  492
                                   ======       ======       ======       ======

5.   Income Per Common Share:

     Basic income per common share is computed using the weighted- average number of common shares outstanding during each period. Diluted income per common share reflects the effect of the Company's outstanding convertible preferred stock and options except where such items would be antidilutive.

     A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:


                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                   ---------------------   ---------------------
                                     2006        2005        2006        2005
                                   ---------   ---------   ---------   ---------
     Weighted average shares
      for basic ............       4,528,407   4,500,841   4,519,796   4,492,539
     Dilutive effect of
      convertible preferred
      stock and options ....          81,706      80,244      79,640      79,568
                                   ---------   ---------   ---------   ---------
     Weighted-average shares
      for diluted ..........       4,610,113   4,581,085   4,599,436   4,572,107
                                   =========   =========   =========   =========

     Options to purchase 3,821 shares of common stock which were outstanding for the nine month period ended September 30, 2006 and options to purchase 5,394 shares of common stock which were outstanding for the three and nine month periods ended September 30, 2005 were not included in the computations of diluted earnings per share because their effect would be antidilutive.

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

7.   Dividends:

     On October 25, 2006, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable November 20, 2006 to shareholders of record November 6, 2006.

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


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:


                 Three Months Ended September 30,Nine Months Ended September 30,
                      ---------------------------- -----------------------------
                           2006            2005         2006           2005
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Freight Revenues:
 Conventional
  carloads ......     $6,484   83.3% $6,245  83.8% $17,884  82.7% $16,264  82.7%
 Containers .....        995   12.8     899  12.1    2,708  12.5    2,300  11.7
 Other freight
  related .......        221    2.8     170   2.3      609   2.8      611   3.1
Other Operating
 Revenues .......         86    1.1     135   1.8      435   2.0      502   2.5
                      ------  -----  ------ -----  ------- -----  ------- -----
   Total              $7,786  100.0% $7,449 100.0% $21,636 100.0% $19,677 100.0%
                      ======  =====  ====== =====  ======= =====  ======= =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                 Three Months Ended September 30,Nine Months Ended September 30,
                      ---------------------------- -----------------------------
                           2006            2005         2006           2005
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Salaries, wages,
 payroll taxes and
 employee benefits $3,740   48.0% $3,717   49.9% $11,224   51.9% $10,539   53.6%
Casualties and
 insurance .......    228    2.9     245    3.3      595    2.7      744    3.8
Depreciation .....    690    8.9     691    9.3    2,071    9.6    2,073   10.5
Diesel fuel ......    594    7.6     570    7.6    1,836    8.5    1,421    7.2
Car hire, net ....    349    4.5     280    3.7      875    4.0      826    4.2
Purchased
 services,
 including legal
 and professional
 fees ............    408    5.3     453    6.1    1,400    6.5      980    5.0
Repair and
 maintenance of
 equipment .......    362    4.6     245    3.3    1,382    6.4      909    4.6
Track and signal
 materials .......    728    9.4     440    5.9    2,142    9.9    1,567    8.0
Track usage fees .    278    3.6     214    2.9      614    2.8      564    2.9
Other materials
 and supplies ....    312    4.0     221    3.0      863    4.0      737    3.7
Other ............    491    6.3     369    4.9    1,384    6.4    1,263    6.4
                   ------  -----  ------  -----  -------  -----   ------  -----
 Total ...........  8,180  105.1   7,445   99.9   24,386  112.7   21,623  109.9
 Less capitalized
  and recovered
  costs ..........  1,074   13.8     970   13.0    3,066   14.2    2,508   12.8
                   ------  -----  ------  -----  -------  -----   ------  -----
   Total ......... $7,106   91.3% $6,475   86.9% $21,320   98.5% $19,115   97.1%
                   ======  =====  ======  =====  =======  =====  =======  =====

Nine Months Ended September 30, 2006 Compared to Nine Months
Ended September 30, 2005


Operating Revenues:

Operating revenues increased $1.9 million, or 10.0%, to $21.6 million in the nine months ended September 30, 2006 from $19.7 million in 2005. This increase is the net result of a $1.6 million (10.0%) increase in conventional freight revenues and a $408,000 (17.7%) increase in container freight revenues offset to a small extent by a $67,000 (13.3%) decrease in other operating revenues.

The increase in conventional freight revenues is attributable to a 2.6% increase in traffic volume and a 7.2% increase in the average revenue received per conventional carloading. The Company's conventional carloadings increased by 649 to 25,595 in 2006 from 24,946 in 2005. Rate increases, including diesel fuel surcharges, as well as a shift in the mix of commodities hauled account for the increase in the average revenue per carloading.

The increase in container freight revenues is the combined result of a 13.6% increase in the average revenue received per container and a 3.6% increase in container traffic volume. Intermodal containers handled during the nine-month period increased by 1,691 to 48,117 in 2006 from 46,426 in 2005. The increase in the average revenue received per container is attributable to contractual rate adjustments based upon railroad industry cost indices, as well as a shift in the mix of traffic toward higher rated containers.

The decrease in other operating revenues results from a lower level of maintenance department billings to outside parties.

Other Income:

Other income increased by $614,000 to $1.1 million during the nine-month period ended September 30, 2006 from $492,000 in 2005. Other income in 2006 includes a gain of $500,000 realized on the sale of surplus property.

Operating Expenses:

Operating expenses increased by $2.2 million, or $11.5%, to $21.3 million during the nine months ended September 30, 2006 from $19.1 million in 2005. Diesel fuel expense for the period increased by $415,000 as a result of significant increases in the cost of petroleum products. Employee health and welfare costs increased by $311,000 between periods. A significant portion of these costs are one-time costs relating to changes in employee health insurance plans implemented during the first half of 2006. Increases in purchased services and the cost of track and signal materials, totaling $995,000, have been partially offset by increases in track capitalization and costs recovered on projects funded by government grants.


Provision for Income Taxes:

The income tax provision for 2006 has been reduced through the utilization of $39,000 of Railroad Track Maintenance Credits.


Three Months Ended September 30, 2006 Compared to Three Months
Ended September 30, 2005

Operating Revenues:

Operating revenues increased $337,000, or 4.5%, to $7.8 million in the third quarter of 2006 from $7.4 million in the third quarter of 2005. This increase is the net result of a $239,000 (3.8%) increase in conventional freight revenues, a $96,000 (10.7%) increase in container freight revenues and a $51,000 (30.0%) increase in other freight related revenues offset, to a small extent, by a $49,000 (36.3%) decrease in other operating revenues.

The increase in conventional freight revenues for the quarter is attributable to a 12.1% increase in the average revenue per carloading partially offset by a 7.4% decrease in conventional traffic volume. The Company's conventional carloadings decreased by 771 to 9,678 in the third quarter of 2006 from 10,449 in 2005. The largest volume decrease from the third quarter of 2005 was carloadings of coal, a lower rated commodity. This decrease had the effect of increasing the traffic mix toward higher rated commodities which, along with rate increases (including diesel fuel surcharges), accounts for the significant increase in the revenue per carloading.

The increase in container freight revenues for the third quarter is the combined result of a 6.8% increase in average revenue received per container and a 3.6% increase in the volume of containers handled. Intermodal container traffic increased by 613 containers to 17,426 in the third quarter of 2006 from 16,813 in 2005. The increase in the average revenue received per container is attributable to contractual rate adjustments, as well as a shift in the mix of containers handled.

The increase in other freight related revenues between quarters is the result of increased billings to freight customers for secondary switching, special train and other ancillary services. Revenues of this type vary from period to period depending upon customer needs.

The decrease in other operating revenues is the result of lower maintenance department billings for services rendered to outside parties. These billings typically vary from period to period.

Other Income:

Other income increased by $549,000 to $682,000 in the third quarter of 2006 from $133,000 in 2005. This increase is primarily the result of a $500,000 gain realized on the sale of surplus property in the third quarter of 2006.

Operating Expenses:

Operating expenses increased by $631,000, or 9.7%, to $7.1 million in the third quarter of 2006 from $6.5 million in 2005. Increased expenditures for track repair and equipment maintenance and operation account for a portion of this increase. In addition the Company experienced higher track usage fees for operations over track owned by other railroads.

Provision for Income Taxes:

The income tax provision for the third quarter of 2006 has been reduced through the utilization of $39,000 of Railroad Track Maintenance Credits.


Liquidity and Capital Resources
-------------------------------

During the first nine months of 2006 the Company generated $2.2 million of cash from its operations. Total cash and equivalents decreased by $90,000 for the period. The principal utilization of cash during the period, other than for operations, was for expenditures for property and equipment, of which $1.8 million was for additions and improvements to track structure, and for the payment of dividends.

In management's opinion, cash generated from operations during the remainder of 2006 will be sufficient to enable the Company to meet its working capital, capital expenditure and dividend requirements through the end of the year.

In August 2006, the Company's principal bank increased the Company's revolving line of credit from $3 million to $5 million. The expiration date of this line remains at May 31, 2007. Borrowings under this line are unsecured and bear interest at either the prime rate or one and one half percent over either the one or three month London Interbank offered Rates. The Company does not pay any commitment fee on this line and has no compensating balance requirements. The Company had no advances against this line of credit during 2006 or 2005.

Seasonality
-----------

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of September 30, 2006, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement which expires May 31, 2007 provides for borrowings which bear interest at variable rates based on either the prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at September 30, 2006. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.


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


PART II - Other Information
---------------------------

Item 5. Reports on Form 8-K
        -------------------

     (a) A report on Form 8-K was filed on July 27, 2006 in which the Company reported progress relating to the Company's South Quay property and the Freight Rail Improvement Project, two projects that have been ongoing for a number of years.

          A report on Form 8-K was filed on August 10, 2006 in which the Company reported that it had entered into an eight-year Collective Bargaining Agreement with the Transportation Communications International Union whose members are all of the Company's clerical employees.

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



DATED:  November 14, 2006

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

DATE:  November 14, 2006
                                      By:  /s/ Robert H. Eder
                                           ---------------------------
                                           Robert H. Eder,
                                           Chairman of the Board
                                            and Chief Executive Officer

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

DATE:  November 14, 2006
                                      By:  /s/ Robert J. Easton
                                           ---------------------------
                                           Robert J. Easton
                                           Treasurer and Chief
                                            Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                  /s/ Robert H. Eder
                                  -----------------------------
                                  Robert H. Eder,
                                  Chairman of the Board And Chief
                                  Executive Officer
                                  November 14, 2006

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of Section 13(a) or 15
          (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                  /s/ Robert J. Easton
                                  -----------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  November 14, 2006