Form 10-K
period 2006-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2007-03-27
CIK 831968

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

                                             Name of each exchange
       Title of Each Class                    on which registered
  _____________________________            __________________________
          Not Applicable                         Not Applicable

      Securities registered pursuant to Section 12(g) of the Act:
                     Common stock, $.50 par value
   ________________________________________________________________

                           (Title of Class)
   ________________________________________________________________

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

As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $70,906,096. (For this purpose, all directors of the Registrant are considered affiliates.)

As of March 23, 2007, the Registrant had 4,536,431 shares of Common Stock outstanding.

Documents Incorporated by Reference -
-------------------------------------

Portions of the Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on April 25, 2007, is incorporated by reference into
Part III of this Form 10-K.

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

     The Company transports a wide variety of commodities for its customers, including construction aggregate, iron and steel products, chemicals, lumber, scrap metals, plastic resins, cement, coal, construction and demolition debris, processed foods and edible food stuffs, such as frozen foods, corn syrup and animal and vegetable oils. Its customers include Cargill, Inc., The Dow Chemical Company, Exxon-Mobil Corporation, First Light Power Resources, Frito-Lay, Inc., International Paper Company, Northeast Utilities, Nucor Steel, Smurfit-Stone Container Corporation and Tilcon Connecticut, Inc. In 2006, P&W transported approximately 34,000 carloads of freight and 63,000 intermodal containers. The Company also generates income through sales of properties, grants of easements and licenses and leases of land and tracks.

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


Industry Overview

   General

     Railroads are divided into three classes based on operating revenues: Class I, $319.3 million or more; Class II, $25.5 million to $319.3 million; and Class III, less than $25.5 million. As a result of mergers and consolidations, there are now only seven Class I railroads in the country. The Class I railroads handle 93% of the nation's rail freight business.

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

     One result of the revitalization of the industry has been the growth of regional (over 350 miles) and short-line railroads, which has been fueled by a trend among Class I railroads to divest certain branch lines in order to focus on their long-haul core systems. There are now more than 550 of these regional and short-line railroads. They operate in all 50 states, account for 32% of all rail track, employ 11% of all rail workers and generate about 7% of all rail revenue.

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

   Quonset/Davisville

     The State of Rhode Island and the federal government are progressing with the redevelopment of a 1,000 acre portion of the former Naval facility at Quonset/Davisville to a more active port and industrial park. This facility already houses a number of rail oriented industries and an auto port. Construction of a freight rail improvement project to provide additional track capacity and double stack clearance on the Northeast Corridor between Quonset/Davisville and the connection of the Corridor to the Company's main line at Central Falls, RI commenced in 2002 at a cost of $148 million to Rhode Island and the federal government and was completed in October of 2006.


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


   New London and Willimantic Interchanges

     Through its New London interchange with the New England Central Railroad ("NEC"), P&W has been able to develop significant new business with the Canadian National Railway ("CN") and the Canadian Pacific Railway ("CP"). The Company recently reactivated the Willimantic Interchange with the NEC further strengthening its connections with the CN and CP.


   Port of Providence

     The Port of Providence, in conjunction with the Company, has made investments in its infrastructure, including paving, lighting and "on dock" rail, to accommodate growth in the movement of imported coal to inland markets and to handle that product more efficiently. This is expected to be a significant source of revenue for the Company over the next few years.

     In October 2006, the Company initiated the rehabilitation of its South Providence yard to facilitate handling unit trains of ethanol. This commodity is being transported by rail throughout the country and is a component of the gasoline mix available at gasoline service stations throughout southern New England. The Company expects rehabilitation to be completed in April 2007 and to see business develop from this endeavor during the second quarter of 2007.


Railroad Operations

     The Company's rail freight system extends over approximately 516 miles of track. The Company interchanges freight traffic with CSX at Worcester, Massachusetts and at New Haven, Connecticut; with Pan Am Railways (formerly Springfield Terminal Railway Company) at Gardner, Massachusetts; with the New England Central Railroad at New London and Willimantic, Connecticut; and with the New York and Atlantic Railroad at Fresh Pond Junction on Long Island. Through its connections, P&W links more than 80 communities on its lines. It operates four classification yards (areas containing tracks used to group freight cars destined for a particular industry or interchange), located in Worcester, Massachusetts, Cumberland, Rhode Island and Plainfield and New Haven, Connecticut.

     The Company is dependent upon the railroads with which it interchanges freight traffic to enable it to properly service its customers at competitive rates. Failure of any of these connecting railroads to provide adequate service at reasonable rates can result in a loss of freight customers and revenues.

     By agreement with a private operator, the Company operates two approved customs intermodal yards in Worcester. A customs intermodal yard is an area containing tracks used for the loading and unloading of containers. These yards are U.S. Customs bonded, and international traffic must be inspected and approved by U.S. Customs officials. The intermodal facility serves primarily as a terminal for movement of container traffic from the Far East, Southeast Asia and Europe destined for points in New England. Several major container ship lines utilize double stack train service through this terminal. P&W works closely with the terminal operator to develop and maintain strong relationships with steamship lines involved in international intermodal transportation.


   Customers

     The Company serves approximately 165 customers in Massachusetts, Rhode Island, Connecticut and New York. The Company's 10 largest customers account for half of its operating revenues. In 2006, Tilcon Connecticut, Inc., which ships construction aggregate from three separate quarries on P&W's system to asphalt production plants in Connecticut and New York, accounted for 13.9% of the Company's operating revenues. No other customer accounted for 10% or more of its total operating revenues in 2006.


   Markets

     The Company transports a wide variety of commodities for its customers. In recent years, chemicals and plastics and construction aggregate were the two largest commodity groups transported by the Company, constituting 32% and 18%, respectively, of conventional carload freight revenues in 2006. The following table summarizes the Company's conventional carload freight revenues by commodity group as a percentage of such revenues:

Commodity                              2006     2005     2004     2003     2002
---------                              ----     ----     ----     ----     ----
Chemicals and plastics ............      32%      31%      32%      33%      35%
Construction aggregate ............      18       16       15       16       20
Forest and paper products .........      13       13       15       12       13
Food and agricultural products ....      11       11       11       12       12
Other, including coal .............      11       10        9        8        5
Metal products ....................      10       14       11       10        7
Scrap metal and waste .............       5        5        7        9        8
                                        ---      ---      ---      ---      ---
   Total ..........................     100%     100%     100%     100%     100%
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


   Employees

     As of December 31, 2006, the Company had 149 full-time employees, 117 of whom are represented by three railroad labor organizations that are national in scope. The Company's employees have been represented by unions since the Company commenced independent operations in 1973.

     The Company's initial agreement with the United Transportation Union covering the trainmen was unusual in the railroad industry since it provided the Company with discretion in determining crew sizes, eliminated craft distinctions and provided a guaranteed annual wage for a maximum number of hours worked. The Company's collective bargaining agreements have been in effect since February 1973 for trainmen, since May 1974 for clerical employees and dispatchers and since June 1974 for maintenance employees. These contracts do not expire but are subject to re-negotiation after the agreed-upon moratoria. The Company signed eight year agreements with the United Transportation Union (trainmen) in October 2005 and the Transportation Communications Union (clerical) in August 2006. Negotiations with the Brotherhood of Railroad Signalmen (maintenance) are currently underway. The Company considers its employee and labor relations to be good.


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


   Availability of Acquisition and Growth Opportunities and Associated Risks

     The Company believes that its ability to grow depends, in part, upon its ability to acquire additional connecting rail lines. There are a limited number of acquisition targets in the Company's market. In addition, in making acquisitions, the Company competes with other short-line and regional rail operators, some of which are larger and have greater financial resources than the Company. The growing competition for such acquisitions may cause an increase in acquisition prices and related costs, resulting in fewer attractive acquisition opportunities, which could materially adversely affect the Company's growth. No assurance can be given that the Company will be able to acquire suitable additional rail lines or that, if acquired, the Company would be able to successfully operate such additional rail lines.

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


   Customer Concentration

     The Company's ten largest customers accounted for approximately 50% of the Company's operating revenues for 2006 with one customer accounting for more than 13%. The Company's business could be materially adversely affected if any of these customers reduces shipments of commodities transported by the Company. Although in the past the Company has been able to replace revenues lost due to a reduction in existing customers' rail service requirements, no assurance can be given that it could do so in the future.


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


Item 1B. Unresolved Staff Comments
----------------------------------

   None

Item 2. Properties
------------------

   Track

     P&W's rail system extends over approximately 516 miles of track, of which it owns approximately 163 miles. The Company has the right to use the remaining 353 miles pursuant to perpetual easements and long-term trackage rights agreements. Under certain of these agreements, the Company pays fees based on usage.

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


   Rolling Stock

     The following schedule sets forth the rolling stock owned by the Company as of December 31, 2006:

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
                                                                    ======

     The 30 diesel electric locomotives, which include nine pre-owned 3,900 horsepower GE B39-8 locomotives acquired in 2002 and 2003 and three pre-owned GE B40-8 locomotives acquired in 2004 and 2005, are used on a daily basis, are maintained to a high standard, comply with all FRA and Association of American Railroads rules and regulations and are adequate for the needs of the Company's freight operations. The gondolas and flat cars are considered modern rail cars and are used by certain P&W customers. Other rail freight customers use their own freight cars or obtain such equipment from other sources. The ballast cars are used in track maintenance. From time to time, the Company has leased ballast cars to other adjoining railroads. The passenger equipment and caboose are not utilized in P&W's rail freight operations but are used on an occasional basis for Company functions, excursions and charter trips.

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


Item 3. Legal Proceedings
-------------------------

     On January 29, 2002, the Company received a "Notice of Potential Liability" from the United States Environmental Protection Agency ("EPA") regarding an existing Superfund Site (the "Site") that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these "Notice" letters to potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Site. Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762,000) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study ("RI/FS") phase of the clean-up at the Site, which will take approximately two or more years to complete. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice Letters (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). On December 15, 2003, the EPA issued a second "Notice of Potential Liability" letter to the Company regarding the Site. EPA again identified the Company as a PRP, this time because EPA "believes that [the Company] accepted hazardous substance for transport to disposal or treatment facilities and selected the site for disposal." The Company responded again to EPA stating that it is interested in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site. The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA and therefore no liability has been accrued for this matter.

     In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L, on December 18, 2002. The Company was one of about sixty parties named by Plaintiffs, in this suit, to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs alleged that the Company is liable under 42 U.S.C. ss. 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. Although the Company does not believe it generated any waste that ended up at the Site, or that its activities caused contamination at the Site, the Company paid $45,000 to settle this suit in March 2006.


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


                                       Common Stock
                                       ------------
                                      Trading Prices         Dividends Paid
                                      --------------         --------------
                                  High            Low     Preferred      Common
                                  ----            ---     ---------      ------
2005
----
     First Quarter ........     $16.16         $12.10        $5.00       $ .04
     Second Quarter .......      14.97          12.50          -0-         .04
     Third Quarter ........      15.20          13.20          -0-         .04
     Fourth Quarter .......      15.40          12.52          -0-         .04


2006
----
     First Quarter ........     $16.99         $14.71        $5.00       $ .04
     Second Quarter .......      20.80          15.75          -0-         .04
     Third Quarter ........      21.00          16.50          -0-         .04
     Fourth Quarter .......      21.84          18.51          -0-         .04





As of March 2, 2007, there were approximately 688 holders of record of the Company's common stock.

The declaration of cash dividends on both the preferred and the common stock is made at the discretion of the Board of Directors based on the Company's earnings, financial condition, capital requirements and other relevant factors and restrictions.

                                PERFORMANCE GRAPH


                      PREPARED BY BURNHAM SECURITIES INC.
                 FOR PROVIDENCE AND WORCESTER RAILROAD COMPANY.


                                 5 - Year Return
                   Providence and Worcester Railroad Company,
                     U.S. Railroad Index and Russell 2000(R) Index

                               [GRAPHIC OMITTED]

                               [GRAPHIC OMITTED]


                         Fiscal Years Ended December 31
                         ------------------------------

                              2001     2002     2003     2004     2005     2006
--------------------------   -----    -----    -----    -----    -----    -----
--------------------------   -----    -----    -----    -----    -----    -----
PWX                           97.0    119.9    121.9    162.5    120.2    143.1
U.S. Railroad Index           68.3     70.9     83.0     91.5    118.7    130.9
S&P Industrials               96.8     75.9    110.3    129.1    139.2    161.2
--------------------------   -----    -----    -----    -----    -----    -----


The Russell 2000(R) Index measures the performance of small capitalization US companies by measuring the performance of the 2,000 smallest securities in the Russell 3000(R) Index. The U.S. Railroad Index is compiled by Burnham Securities Inc. and includes 10 railroad-operating companies.

The Board of Directors recognizes that the market price of stock is influenced by many factors, only one of which is issuer performance. The Company's stock price may also be influenced by market perception, economic conditions and government regulation. The stock price performance shown in the graph is not necessarily an indicator of future price performance.

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

     As described in Note 2 to the financial statements included elsewhere in this annual report on Form 10-K the Company has restated its retained earnings as of January 1, 2004 and its net income for 2004 and 2005 to reflect its liability for accrued compensated time off and payroll taxes reduced by the related deferred income tax benefit.


                                             Years Ended December 31,
                                   2006      2005      2004      2003      2002
                                              (1)       (1)       (1)       (1)
                                 -------   -------   -------   -------   -------
                                     (in thousands, except per share amounts)
Income Statement Data:
 Operating revenues ..........   $28,451   $26,734   $24,943   $23,961   $22,868
 Other income ................     1,373     1,208     1,547       661       877
                                 -------   -------   -------   -------   -------
 Total Revenues ..............    29,824    27,942    26,490    24,622    23,745
 Operating expenses ..........    28,222    26,114    24,854    23,592    23,725
                                 -------   -------   -------   -------   -------
 Income before income taxes...     1,602     1,828     1,636     1,030        20
 Provision for income taxes...       560       615       631       387        15
                                 -------   -------   -------   -------   -------
 Net income ..................     1,042     1,213     1,005       643         5
 Preferred Stock dividend ....         3         3         3         3         3
                                 -------   -------   -------   -------   -------

 Net income available to
  common shareholders ........   $ 1,039   $ 1,210   $ 1,002   $   640   $    2
                                 =======   =======   =======   =======   =======

 Basic and diluted income per
  common share ...............   $   .23   $   .27   $   .22   $   .14   $    --
                                 =======   =======   =======   =======   =======

 Weighted average
  shares-basic ...............     4,523     4,496     4,470     4,449     4,429
                                 =======   =======   =======   =======   =======

 Weighted average
  shares-diluted .............     4,602     4,574     4,548     4,516     4,497
                                 =======   =======   =======   =======   =======

 Cash dividends per share of
  Common Stock ...............   $  0.16   $  0.16   $  0.16   $  0.16   $  0.16
                                 =======   =======   =======   =======   =======



                                                   December 31,
                                   2006      2005      2004      2003      2002
                                              (1)       (1)       (1)       (1)
                                 -------   -------   -------   -------   -------
                                                 (in thousands)
Balance Sheet Data:
 Total assets ................   $95,024   $93,484   $91,582   $90,711   $90,579
  Shareholders' equity ........   70,624    69,845    69,027    68,523    68,498

     (1) Subsequent to the issuance of the 2005 financial statements, the Company determined that a liability for compensated time off had not been recorded. See Note 2 to the financial statements. The Company has restated its financial statements for all periods prior to September 30, 2006. The effect of this restatement increased operating expenses for the years ended December 31, 2005, 2004, 2003 and 2002 by $70, $52, $38 and $27, respectively, and decreased net income by $45, $33, $22 and $17 for the same periods, respectively.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------


The following discussion should be read in connection with the Company's audited financial statements and notes thereto included elsewhere in this annual report.

The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MDA") which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions, however, that actual results could differ materially from those indicated in the MDA.


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

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of the assets in determining whether the carrying amounts of the assets are recoverable. If an impairment exists, the impairment is measured by comparing the carrying value to the fair value.

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

When comparing the Company's results of operations from one year to another, the following factors should be taken into consideration. First, the Company has historically experienced fluctuations in operating revenues and expenses due to unpredictable events such as one-time freight moves and customer plant expansions and shut-downs. Second, the Company's freight volumes are susceptible to increases and decreases due to changes in international, national and regional economic conditions. Third, the volume of capitalized track or recollectible projects performed by the Company's Maintenance of Way and Communications & Signals Departments can vary significantly from year to year, thereby impacting total operating expenses. Fourth, diesel fuel comprises a significant portion of the Company's operating costs. As fuel prices increase the Company attempts to recover these costs through surcharges and increased fees; however, the Company's profitability can be impacted by changes in fuel prices.

The Company also generates income through sales of properties, grants of easements and licenses, and leases of land and tracks. Income or loss from sale, condemnation and disposal of property and equipment and grants of easements is recorded at the time the transaction is consummated and collectibility is assured. This income varies significantly from year to year.

One of the Company's customers, Tilcon Connecticut, Inc., which ships construction aggregate from three separate quarries on the Company's rail system to asphalt production plants in Connecticut and New York, accounted for 13.9%, 13.3% and 12.6% of its operating revenues in 2006, 2005 and 2004, respectively. The Company does not believe that this customer will cease to be a rail shipper or will significantly decrease its freight volume in the foreseeable future. In the event that this customer should cease or significantly reduce its rail freight operations, management believes that the Company could restructure its operations to reduce operating costs by an amount sufficient to substantially offset the decrease in operating revenues.

As described in Note 2 to the financial statements the Company has restated its statements of income for 2005 and 2004 to reflect its liability for accrued compensated time off and related payroll taxes. The impact of this restatement was to increase operating expenses (salaries, wages, payroll taxes and employee benefits) by $70,000 for 2005 and $52,000 for 2004 and to decrease the provision for income taxes by $25,000 for 2005 and $19,000 for 2004. Because the effects of the restatement are not material to any quarter, the Company does not anticipate amending its quarterly reports on Form 10Q for any period.

Results of Operations

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2006            2005              2004
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Freight Revenues:
 Conventional carloads ....... $23,443   82.4%  $22,082   82.6%  $20,705   83.0%
 Containers ..................   3,572   12.5     3,201   12.0     2,778   11.1
 Other freight related .......     876    3.1       850    3.2       836    3.4
Other operating revenues......     560    2.0       601    2.2       624    2.5
                               -------  -----   -------  -----   -------  -----
  Total ...................... $28,451  100.0%  $26,734  100.0%  $24,943  100.0%
                               =======  =====   =======  =====   =======  =====

The following table sets forth conventional carload freight revenues by commodity group in dollars and as a percentage of such revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2006            2005              2004
                                -------------   --------------    -------------
                                      (in thousands, except percentages)

Chemicals and plastics .......    $ 7,455   31.8% $ 6,923  31.4% $ 6,684   32.3%
Construction aggregate .......      4,173   17.8    3,485  15.8    3,102   15.0
Forest and paper products.....      3,047   13.0    2,917  13.2    3,036   14.7
Food and agricultural products      2,649   11.3    2,391  10.8    2,325   11.2
Coal and other................      2,462   10.5    2,219  10.0    1,868    9.0
Metal products................      2,391   10.2    2,985  13.5    2,222   10.7
Scrap metal and waste.........      1,266    5.4    1,162   5.3    1,468    7.1
                                  -------  -----  ------- -----  -------  -----
  Total ......................    $23,443  100.0% $22,082 100.0% $20,705  100.0%
                                  =======  =====  ======= =====  =======  =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2006            2005              2004
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Salaries, wages, payroll taxes
 and employee benefits .......   $14,945   52.5% $14,471  54.1% $13,810   55.4%
Casualties and insurance .....       956    3.4    1,084   4.1    1,409    5.6
Depreciation .................     2,829    9.9    2,764  10.3    2,764   11.1
Diesel fuel ..................     2,495    8.8    2,014   7.5    1,348    5.4
Car hire, net ................     1,096    3.9    1,123   4.2      954    3.8
Purchased services, including
 legal and professional fees .     1,947    6.8    1,564   5.9    1,357    5.4
Repairs and maintenance of
 equipment ...................     1,943    6.8    1,280   4.8    1,046    4.2
Track and signal materials ...     2,949   10.4    2,428   9.1    1,862    7.5
Track usage fees .............       829    2.9      827   3.1      899    3.6
Other materials and supplies .     1,239    4.4    1,016   3.8    1,060    4.3
Other ........................     1,891    6.6    1,680   6.3    1,628    6.5
                                 -------  -----  ------- -----  -------  -----
 Total .......................    33,119  116.4   30,251 113.2   28,137  112.8
 Less capitalized and
  recovered costs ............     4,897   17.2    4,137  15.5    3,283   13.2
                                 -------  -----  ------- -----  -------  -----
  Total ......................   $28,222   99.2% $26,114 97.7%  $24,854   99.6%
                                 =======  =====  ======= =====  =======  =====


Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Operating Revenues

Operating Revenues increased $1.7 million, or 6.4%, to $28.4 million in 2006 from $26.7 million in 2005. This increase was the result of a $1.4 million (6.2%) increase in conventional freight revenues, a $371,000 (11.6%) increase in container freight revenues and a $26,000 (3.1%) increase in other freight related revenues, slightly offset by a $41,000 (6.8%) decrease in other operating revenues.

The increase in conventional freight revenues results from a 1.7% increase in traffic volume and a 4.3% increase in the average revenue received per carloading. The Company's conventional carloadings increased by 577 to 33,780 in 2006 from 33,203 in 2005. Rate increases, including diesel fuel surcharges, as well as a shift in the mix of commodities hauled account for the increase in the average revenue per carloading.

The increase in container freight revenues results from an 11.1% increase in the average revenue received per container and a small (.4%) increase in traffic volume. Intermodal containers handled increased by 278 to 63,183 in 2006 from 62,905 in 2005. The increase in the average revenue received per container is attributable to contractual rate adjustments based upon railroad industry cost indices, as well as a shift in the mix of traffic toward higher rated containers.

The increase in other freight related revenues results from increased billings for demurrage and secondary switching services.

The decrease in other operating revenues reflects a decrease in maintenance department billings. Revenues of this type vary from year to year depending upon the needs of freight customers and other outside parties.

Other Income

Other income increased by $165,000 to $1.4 million in 2006 from $1.2 million in 2005. This increase is the result of increased gains from the sale of property and equipment, rentals and interest income.

Operating Expenses

Operating expenses increased $2.1 million, or 8.1%, to $28.2 million in 2006 from $26.1 million in 2005. Operating expenses amounted to 99.2% of operating revenues in 2006 compared to 97.7% in 2005. Increased costs of diesel fuel, equipment repairs and maintenance and personnel expense account for a substantial portion of this increase.

Provision for Income Taxes

The Company's income tax provision for 2006 amounts to 35% of income before Income taxes compared to 34% in 2005. Railroad tax maintenance credits in the amount of $36.000 were utilized to reduce the 2006 provision compared to $65,000 in 2005.

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

The increase in other freight related revenues results from increased demurrage billings largely offset by decreases in secondary switching and other charges. This increased demurrage revenue offsets the increased car hire expense incurred during the year.

The decrease in other operating revenues results from an overall reduction in maintenance department billings.

Other Income

Other income decreased by $339,000 to $1.2 million in 2005 from $1.5 million in 2004. The decrease results from the fact that 2004 includes a $948,000 gain realized on the disposal of a portion of a branch line which the Commonwealth of Massachusetts acquired by eminent domain during the year, whereas 2005 did not include any gains of that magnitude. Revenues of this nature typically vary from year to year.

Operating Expenses

Operating expenses increased by $1.3 million, or 5.1%, to $26.1 million in 2005 from $24.8 million in 2004. Expressed as a percentage of operating revenues, however, operating expenses decreased to 97.7% in 2005 compared to 99.6% in 2004. Diesel fuel expense for the year increased by $666,000 reflecting the high cost of petroleum products in effect in 2005. Car hire expense increased by $169,000 during the year which costs were largely offset by increased demurrage revenue as previously discussed.

Provision for Income Taxes

The Company's income tax provision for 2005 amounts to 34% of income before income taxes compared to 39% in 2004. The largest component of this decrease is $65,000 of railroad tax maintenance credits which the Company was able to utilize in 2005 to reduce its current income tax provision.

Liquidity and Capital Resources

The Company generated $3.8 million, $4.9 million and $3.1 million of cash from operations in 2006, 2005 and 2004, respectively. The Company's total cash and cash equivalents decreased by $810,000 in 2006 and increased by $328,000 in 2005 and $503,000 in 2004. The principal utilization of cash during the three year period was for expenditures for property and equipment acquisitions and payment of dividends.

During 2006,  2005 and 2004 the Company  generated  $863,000,  $691,000 and $1.5 million, respectively, from the sales and disposals of properties not considered essential for railroad operations and from the granting of easements and licenses. The Company holds various properties which could be made available for sale, lease or grants of easements and licenses. Revenues from sales of properties, easements and licenses can vary significantly from year to year.

In August 2006, the Company's principal bank increased the Company's revolving line of credit to $5.0 million through May 31, 2007. Borrowings under this line are unsecured and bear interest at either the prime rate or one and one half per cent over either the one or three month London Interbank Offered Rates. The Company does not pay any commitment fee on this line and has no compensating balance requirements. The Company had no advances against this line of credit during 2006 and 2005.

Substantially all of the mainline track owned by the Company meets FRA Class 3 standards (permitting freight train speeds of 40 miles per hour), and the Company intends to continue to maintain this track at this level. The Company expended $4.1 million, $3.1 million and $2.5 million for track structure and bridge improvements in 2006, 2005 and 2004, respectively. Deferred grant income of $121,000 in 2006, $411,000 in 2005 and $39,000 in 2004 financed a portion of these improvements. Management estimates that $3.0 million to $4.0 million of improvements to the Company's track structure and bridges will be made in 2007, provided that sufficient funds, including grant proceeds, are available. Improvements to the Company's track structure are made, for the most part, by the Company's Maintenance of Way Department personnel.

In 2006, the Company paid dividends in the amount of $5.00 per share, aggregating $3,000, on its outstanding noncumulative preferred stock and $0.16 per share, aggregating $723,000, on its outstanding common stock. Continued payment of such dividends is contingent upon the Company's continuing to have the necessary financial resources available.

The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

On January 29, 2002, the Company received a "Notice of Potential Liability" from the United States Environmental Protection Agency ("EPA") regarding an existing Site that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these "Notice" letters to potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Site. Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762,000) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study ("RI/FS") phase of the clean-up at the Site, which will take approximately two or more years to complete. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice Letters (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). On December 15, 2003, the EPA issued a second "Notice of Potential Liability" letter to the Company regarding the Site. EPA again identified the Company as a PRP, this time because EPA "believes that the Company accepted hazardous substance for transport to disposal or treatment facilities and selected the site for disposal." The Company responded again to EPA stating that it is interested in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site. The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA and therefore no liability has been accrued for this matter.

In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L, on December 18, 2002. The Company was one of about sixty parties named by Plaintiffs, in this suit, to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs alleged that the Company is liable under 42 U.S.C. ss. 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. Although the Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site, the Company paid $45,000 to settle this suit in March 2006.

Land Held for Development

Pursuant to permits issued by the United States Department of the Army Corps of Engineers and the Rhode Island Coastal Resources Management Council, the Company created 33 acres of waterfront land in East Providence, Rhode Island ("South Quay"). The permits for the property, both of which have been extended to 2009, also allow for construction of a dock along the west face of the South Quay. The property, which has a carrying value of $12.0 million, is adjacent to a 12 acre site also owned by the Company.

The property is located a half mile from I-195. In 2006, the Rhode Island Department of Transportation awarded a contract for roadway improvements to provide direct vehicular access from the interstate highway system to the South Quay. The project is anticipated to be substantially complete by the end of 2007.

The City of East Providence has created a waterfront redevelopment area with a zoning overlay that would encourage development of offices, hotels, restaurants, shops, marinas, apartments and other "clean" employment. The Company has been cooperating with the City of East Providence in these efforts.

Selected Quarterly Financial Data

Historically the Company has experienced lower operating revenues in the first quarter of the year. The following table sets forth selected financial data for each quarter of 2006 and 2005. The information for each of these quarters is unaudited but includes all normal recurring adjustments that the Company considers necessary for a fair presentation. These results, however, are not necessarily indicative of results for any future period. Results for the first three quarters of 2006 and all four quarters of 2005 have been restated to reflect the recording of the Company's liability for accrued compensated time off and payroll taxes reduced by the related income tax benefit as described in
Note 2 to the financial statements.

                                               Year Ended December 31, 2006
                                          --------------------------------------
                                           First    Second     Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                          (as restated, see Note 2
                                          to the financial statements)
                                          -------   -------   -------   -------
                                        (in thousands, except per share amounts)
Operating Revenues ....................   $ 6,607   $ 7,243   $ 7,786   $ 6,815
Other income ..........................       180       244       682       267
                                          -------   -------   -------   -------
Total revenues ........................     6,787     7,487     8,468     7,082
Operating expenses ....................     7,188     7,080     7,134     6,820
                                          -------   -------   -------   -------
Income (loss) before income taxes
 (benefit) ............................      (401)      407     1,334       262
Provision for income taxes
 (benefit) ............................      (132)      148       425       119
                                          -------   -------   -------   -------
Net income (loss) .....................   $  (269)  $   259   $   909   $   143
                                          -------   -------   -------   -------

Basic and diluted income (loss) per
 common share .........................   $  (.06)  $   .06   $   .20   $   .03
                                          -------   -------   -------   -------

As originally reported:
Operating expenses ....................    $ 7,162   $ 7,052  $ 7,106
Income (loss) before income taxes
 (benefit) ............................      (375)      435     1,362
Provision for income taxes
 (benefit) ............................      (123)      158       435
Net income (loss) .....................      (252)      277       927


                                               Year Ended December 31, 2005
                                          --------------------------------------
                                           First    Second     Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                            (as restated, see Note 2 to the
                                                  financial statements)
                                          -------   -------   -------   -------
                                        (in thousands, except per share amounts)
Operating Revenues ....................   $ 5,640   $ 6,588   $ 7,449   $ 7,057
Other income ........................         195       164       133       716
                                          -------   -------   -------   -------
Total revenues ........................     5,835     6,752     7,582     7,773
Operating expenses ....................     6,221     6,433     6,493     6,947
                                          -------   -------   -------   -------
Income (loss) before income taxes
 (benefits) ...........................      (386)      299     1,089       826
Provision for income taxes
 (benefits) ...........................      (120)      103       398       234
                                          -------   -------   -------   -------
Net income (loss) .....................   $  (266)  $   196   $   691   $   592
                                          -------   -------   -------   -------

Basic and diluted income (loss) per
 common share .........................   $  (.06)  $   .05   $   .15   $   .13
                                          -------   -------   -------   -------

As originally reported:
Operating expenses ....................   $ 6,205   $ 6,435   $ 6,475   $ 6,929
Income (loss) before income taxes
 (benefit) ............................      (370)      317     1,107       844
Provision for income taxes
 (benefits) ...........................      (120)      110       405       240
Net income (loss) .....................      (255)      207       702       604
Basic and diluted income (loss) per
 common share .........................   $  (.06)  $   .05   $   .16   $   .13

Inflation

In recent years, inflation has not had a significant impact on the Company's operations.

Seasonality

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during this period and to winter weather conditions.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in tax positions and requires that the impact of tax positions be recorded in the financial statements, if it is more likely than not that such position will be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company beginning January 1, 2007. The Company does not expect that the adoption of FIN 48 will have a material effect on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The provisions of SFAS 157 are effective for the Company beginning January 1, 2008. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 157 will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for the Company beginning January 1, 2008. If a company elects to apply the provisions of the statement to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. The Company is currently assessing whether it will elect to use the fair value option for any of the eligible items.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Cash and Cash Equivalents

As of December 31, 2006, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at December 31, 2006. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                          INDEX TO FINANCIAL STATEMENTS



                                                        Page
                                                        ----
Report of Independent Registered Public Accounting
 Firm................................................   II-12


Balance Sheets as of December 31, 2006 and 2005......   II-13

Statements of Income for the Years Ended December 31,
 2006, 2005 and 2004.................................   II-14

Statements of Shareholders' Equity for the Years Ended
 December 31, 2006, 2005 and 2004....................   II-15

Statements of Cash Flows for the Years Ended
 December 31, 2006, 2005 and 2004....................   II-16

Notes to Financial Statements........................   II-17

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------


To the Board of Directors and Shareholders of Providence and Worcester Railroad Company
Worcester, Massachusetts


We have audited the accompanying balance sheets of Providence and Worcester Railroad Company (the "Company") as of December 31, 2006 and 2005, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the accompanying 2005 and 2004 financial statements have been restated.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 23, 2007

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)


                                                                December 31,
                                                               2006        2005
                                                                   (as restated,
                                                                     see Note 2)
                                                             -------     -------
ASSETS
Current Assets:
 Cash and cash equivalents ...........................      $ 1,253      $ 2,063
 Accounts receivable, net of allowance for
  doubtful accounts of $175 in 2006 and 2005 .........        3,244        3,202
 Materials and supplies ..............................        1,483        1,654
 Prepaid expenses and other current assets ...........          148          152
 Deferred income taxes ...............................          347          329
                                                            -------      -------
  Total Current Assets ...............................        6,475        7,400

Property and Equipment, net ..........................       76,591       74,126
Land Held for Development ............................       11,958       11,958
                                                            -------      -------
Total Assets .........................................      $95,024      $93,484
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 2,717      $ 1,905
 Accrued expenses ....................................        1,433        1,853
                                                            -------      -------
  Total Current Liabilities ..........................        4,150        3,758
                                                            -------      -------
Profit-Sharing Plan Contribution .....................          178          211
                                                            -------      -------
Deferred Income Taxes ................................       12,051       11,530
                                                            -------      -------
Deferred Grant Income ................................        8,021        8,140
                                                            -------      -------

Commitments and Contingent Liabilities (Note 10)......

Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding 640
  shares in 2006 and 645 shares in 2005 ..............           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,534,056 shares in 2006 and 4,507,056 shares
  in 2005 ............................................        2,267        2,254
 Additional paid-in capital ..........................       30,680       30,230
 Retained earnings ...................................       37,645       37,329
                                                            -------      -------
  Total Shareholders' Equity .........................       70,624       69,845
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $95,024      $93,484
                                                            =======      =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)


                                                      Years Ended December 31,
                                                    2006       2005       2004
                                                      (as restated,(as restated,
                                                         see Note 2) see Note 2)
                                                 --------   --------   --------

Revenues:
 Operating Revenues ...........................   $28,451    $26,734    $24,943
 Other Income .................................     1,373      1,208      1,547
                                                 --------   --------   --------
   Total Revenues .............................    29,824     27,942     26,490
                                                 --------   --------   --------

Expenses:
 Operating:
  Maintenance of way and structures ...........     3,971      3,776      3,414
  Maintenance of equipment ....................     3,692      2,908      2,661
  Transportation ..............................     8,555      7,892      7,335
  General and administrative ..................     4,544      4,333      4,205
  Depreciation ................................     2,829      2,764      2,764
  Taxes, other than income taxes ..............     2,299      2,056      2,217
  Car hire, net ...............................     1,095      1,123        954
  Employee retirement plans ...................       408        435        405
  Track usage fees ............................       829        827        899
                                                 --------   --------   --------
   Total Operating Expenses ...................    28,222     26,114     24,854
                                                 --------   --------   --------

Income before Income Taxes ....................     1,602      1,828      1,636

Provision for Income Taxes ....................       560        615        631
                                                 --------   --------   --------

Net Income ....................................     1,042      1,213      1,005

Preferred Stock Dividends .....................         3          3          3
                                                 --------   --------   --------

Net Income Available to Common Shareholders ...   $ 1,039    $ 1,210    $ 1,002
                                                  =======    =======    =======

Basic and Diluted Income Per Common Share .....   $   .23    $   .27    $   .22
                                                  =======    =======    =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in Thousands Except Per Share Amounts)

                                Years Ended December 31, 2006, 2005 and 2004
                                                   Additional            Share-
                              Preferred  Common     Paid-in   Retained  holders'
                                 Stock    Stock     Capital   Earnings   Equity
                                -------  -------   -------    -------   -------
Balance, January 1, 2004
 as previously reported...      $    32  $ 2,229   $29,709    $36,721   $68,691
Prior period corrections
 (See Note 2) ............           --       --        --       (168)     (168)
                                -------  -------   -------    -------   -------
Balance, January 1, 2004
 (as restated,see Note 2).      $    32  $ 2,229   $29,709    $36,553   $68,523

Issuance of 12,628 common
 shares to fund the Company's
 2003 profit sharing plan
 contribution ............                     6       113                  119
Issuance of 10,885 common
 shares for stock options
 exercised, employee stock
 purchases, and other ....                     6        92                   98
Dividends paid:
 Preferred stock, $5.00 per
  share ..................                                         (3)       (3)
 Common stock, $.16 per share                                    (715)     (715)
Net income for the year
 (as restated,see Note 2).                                      1,005      1,005
                                -------  -------   -------    -------   -------
Balance, December 31, 2004
 (as restated,see Note 2).           32    2,241    29,914     36,840    69,027

Issuance of 13,980 common
 shares to fund the Company's
 2004 profit sharing plan
 contribution ............                     7       181                  188
Issuance of 12,069 common
 shares for stock options
 exercised, employee stock
 purchases, and other ....                     6       135                  141
Dividends paid:
 Preferred stock, $5.00 per
  share ..................                                         (3)       (3)
 Common stock, $.16 per share                                    (721)     (721)
Net income for the year
 (as restated,see Note 2).                                      1,213     1,213
                                -------  -------   -------    -------   -------
Balance, December 31, 2005
 (as restated,see Note 2).           32    2,254    30,230     37,329    69,845

Issuance of 13,011 common
 shares to fund the Company's
 2005 profit sharing plan
 contribution ............                     6       205                  211
Issuance of 13,489 common
 shares for stock options
 exercised, employee stock
 purchases, and other ....                     7       158                  165
Conversion of 5 shares of
 preferred stock into 500
 shares of common stock ..           --       --                             --
Share-based compensation                                87                   87
Dividends paid:
 Preferred stock, $5.00 per
  share ..................                                         (3)       (3)
 Common stock, $.16 per share                                    (723)     (723)
Net income for the year ..                                      1,042     1,042
                                -------  -------   -------    -------   -------
Balance, December 31, 2006.     $    32  $ 2,267   $30,680    $37,645   $70,624
                                =======  =======   =======    =======   =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in Thousands)


                                                     Years Ended December 31,
                                                  2006        2005        2004
                                                      (as restated,(as restated,
                                                         see Note 2) see Note 2)
                                                -------     -------     -------
Cash Flows from Operating Activities:
 Net income ................................... $ 1,042     $ 1,213     $ 1,005
 Adjustments to reconcile net income to net
  cash flows from operating activities:
   Depreciation ...............................   2,829       2,764       2,764
   Amortization of deferred grant income ......    (240)       (234)       (229)
   Profit-sharing plan contribution to be
     funded with common stock .................     178         211         188
   Gains from sale, condemnation and
     disposal of property, equipment and
     easements, net ...........................    (766)       (691)     (1,081)
   Deferred income taxes ......................     503         395         831
   Share-based compensation ...................     115          29           3
   Increase (decrease) in cash and cash
     equivalents from:
     Accounts receivable ......................    (127)        425         122
     Materials and supplies ...................     171         235        (118)
     Prepaid expenses and other ...............       4          87          --
     Accounts payable and accrued expenses ....      77         475        (344)
                                                -------     -------     -------
 Net cash flows from operating activities .....   3,786       4,909       3,141
                                                -------     -------     -------
Cash Flows from Investing Activities:
 Purchase of property and equipment ...........  (5,077)     (5,011)     (3,659)
 Proceeds from sale and condemnation of
  property, equipment and easements ...........     863         691       1,488
                                                -------     -------     -------
 Net cash flows used in investing activities     (4,214)     (4,320)     (2,171)
                                                -------     -------     -------
Cash Flows from Financing Activities:
 Dividends paid ...............................    (726)       (724)       (718)
 Issuance of common shares for stock options
  exercised and employee stock purchases ......     137         112          95
 Proceeds from deferred grant income...........     207         351         156
                                                -------     -------     -------
 Net cash flows used in financing activities ..    (382)       (261)       (467)
                                                -------     -------     -------
Increase (Decrease) in Cash and Cash
 Equivalents ..................................    (810)        328         503
Cash and Cash Equivalents, Beginning of Year ..   2,063       1,735       1,232
                                                -------     -------     -------
Cash and Cash Equivalents, End of Year ........ $ 1,253     $ 2,063     $ 1,735
                                                =======     =======     =======

Supplemental Disclosures:
 Cash paid during year for income taxes ....... $   136     $    --     $    --
                                                =======     =======     =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands Except Per Share Amounts)

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

     One customer accounted for 13.9%, 13.3% and 12.6% of the Company's operating revenues in 2006, 2005 and 2004, respectively, and this customer accounted for 13.9% and .7% of total accounts receivable at December 31, 2006 and 2005, respectively.

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

               Track structure                     20 to 67 years
               Buildings and other structures      33 to 45 years
               Equipment, including rolling stock   4 to 25 years

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

     Deferred Grant Income
     ---------------------

     The Company has availed itself of various federal and state programs administered by the states of Connecticut, Massachusetts and Rhode Island for reimbursement of expenditures for capital improvements. In order to receive reimbursement, the Company must submit requests for the projects, including cost estimates. The Company receives from 70% to 100% of the costs of such projects, which have included bridges, track structure and public improvements. To the extent that such grant proceeds are used to fund capital improvements to bridges and track structure, they are recorded as deferred grant income and amortized into operating revenues on a straight-line basis over the estimated useful lives of the related improvements ($240 in 2006, $234 in 2005 and $229 in 2004).

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

     Income per Common Share
     -----------------------

     Basic income per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income per common share reflects the effect of the Company's outstanding convertible preferred stock (using the if-converted method) and options (using the treasury stock method), except where such items would be antidilutive.

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:


                                                     Years Ended December 31,
                                                   2006        2005        2004
                                               ---------   ---------   ---------

     Weighted average shares for basic ......  4,522,763   4,495,683   4,470,332
     Dilutive effect of convertible preferred
      stock and options .....................     79,603      77,975      77,278
                                               ---------   ---------   ---------
     Weighted average shares for diluted ....  4,602,366   4,573,658   4,547,610
                                               =========   =========   =========

     Options to purchase 3,731, 5,029 and 11,110 shares of common stock were outstanding during 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per common share because their effect would be antidilutive.

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

     o The Company had a self funded medical plan with stop-loss insurance which covered all of its full time employees. Medical claims were paid from a claims fund which the Company contributed to monthly. The estimated liability for unpaid claims incurred was adjusted at the end of each reporting period based upon historical experience modified by actual claim payments made through the date the financial statements were issued. This plan was discontinued in 2006 and replaced by insured plans for which the Company has no liability for unpaid claims.

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

     Comprehensive Income
     --------------------

     Comprehensive Income equals net income for 2006, 2005 and 2004.

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

     Recently Issued Financial Accounting Standards
     ----------------------------------------------

     In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in tax positions and requires that the impact of tax positions be recorded in the financial statements, if it is more likely than not that such position will be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company beginning January 1, 2007. The Company does not expect that the adoption of FIN 48 will have a material effect on the Company's financial position or results of operations.

     In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The provisions of SFAS 157 are effective for the Company beginning January 1, 2008. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 157 will have on its financial position and results of operations.

     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for the Company beginning January 1, 2008. If a company elects to apply the provisions of the statement to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. The Company is currently assessing whether we will elect to use the fair value option for any of the eligible items.

2.   Restatement of Previously Issued Financial Statements

     Subsequent to the issuance of the 2005 financial statements, the Company determined that its liability for accrued compensated time off had not been recorded.

     The Company's contracts with the labor unions representing its union employees require the Company to provide employees with accrued compensated time off at the rate of one or one and one half hours, as applicable, for each hour worked in excess of eight hours per day (for a five-day work week) or forty hours per week. The Company did not accrue any liability for such compensation and related payroll taxes in the past.

     The misstatements, although not material to the annual periods, were considered material to the fourth quarter of 2006 and therefore the Company has restated its financial statements as follows:

     o Retained earnings as of January 1, 2004 has been reduced by $168 as a result of a liability of $260 for accrued payroll and payroll taxes reduced by the related deferred income tax benefit of $92. The accrued payroll and payroll taxes liability increased to $382 and $312 at December 31, 2005 and 2004, respectively.

     o Salaries and wages and the related payroll taxes included in operating expenses increased by $70 and $52 for the years ended December 31, 2005 and 2004, respectively.

     o Net income has been reduced by $45 ($.01 per Common Share) and by $33 ($.01 per Common Share) for 2005 and 2004, respectively.


     In addition, the Company has reclassified the proceeds from deferred grant income in the statements of cash flows from investing activities to financing activities. The proceeds from deferred grant income totaled $351 and $156 in the years ended December 31, 2005 and 2004, respectively.

     The effects of the restatement adjustments on the Balance Sheet, Statements of Income and Statements of Cash Flows are summarized as follows:

                                           2005                     2004
                               ------------------------ ------------------------
                                 As                       As
                              Previously Adjust-  As   Previously Adjust-  As
                               Reported   ment Restated Reported   ment Restated
                               ------------------------ ------------------------

     Balance Sheet at
      December 31:

     Deferred income taxes..... $   193 $  136  $   329
     Total Current Assets.....    7,264    136    7,400
     Total Assets .............  93,348    136   93,484
     Accrued expenses .........   1,471    382    1,853
     Total Current
      Liabilities .............   3,376    382    3,758
     Retained earnings ........  37,575   (246)  37,329
     Total Liabilities and
      Shareholders' Equity.....  93,348    136   93,484

     Statement of Income for
      the year ended
      December 31:

      Operating Expenses:
       Maintenance of Way and
        structures ............ $ 3,739 $   37  $ 3,776 $ 3,404 $   10  $ 3,414
       Maintenance of
        equipment .............   2,886     22    2,908   2,627     34    2,661
       Taxes, other than
        income taxes ..........   2,045     11    2,056   2,209      8    2,217
      Total Operating
       Expenses ...............  26,044     70   26,114  24,802     52   24,854
      Income before Income
       Taxes ..................   1,898    (70)   1,828   1,688    (52)   1,636
      Provision for Income
       Taxes ..................     640    (25)     615     650    (19)     631
      Net Income ..............   1,258    (45)   1,213   1,038    (33)   1,005
      Net Income Available to
       Common Shareholders ....   1,255    (45)   1,210   1,035    (33)   1,002

      Basic and diluted
       Income per share ....... $  0.28 $(0.01) $  0.27 $  0.23 $(0.01) $  0.22

     Statements of Cash Flows
      for the year ended
      December 31:

      Cash flows from
       operating activities:
       Net income ............. $ 1,258  $ (45) $ 1,213 $ 1,038 $  (33) $ 1,005
       Deferred income taxes ..     420    (25)     395     850    (19)     831
       Accounts payable and
        accrued expenses ......     405     70      475    (396)    52     (344)
       Net cash flows from
        operating activities ..   4,909     --    4,909   3,141     --    3,141
       Net cash flows used in
        investing activities...  (3,969)  (351)  (4,320) (2,015)  (156)  (2,171)
       Net cash flows used in
        financing activities ..    (612)   351     (261)   (623)   156     (467)

3.   Share-Based Compensation

     The Company has a non-qualified stock option plan ("SOP") covering all management personnel who have a minimum of one year of service with the Company and who are not holders of a majority of either its outstanding common stock or its outstanding preferred stock. In addition, the Company's outside directors are eligible to participate in the SOP. The Company's stockholders have authorized 5% of the shares of common stock outstanding, (226,703 shares at December 31, 2006) for issuance under the SOP. Options granted under the SOP, which are fully vested when granted, are exercisable over a ten year period at the market price for the Company's common stock as of the date the options are granted.

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," (SFAS No. 123(R)) using the modified prospective method. This method requires that companies recognize compensation expense for new stock option grants and the unvested portion of prior stock option grants at their fair value on the grant date and recognize this expense over the requisite service period for awards expected to vest. All of the Company's stock options granted prior to January 1, 2006 were 100% vested and as a result did not impact the amount of expense recorded during 2006. The prior years' financial statements have not been restated for the effects of adopting SFAS No. 123(R). As a result of adopting SFAS No. 123(R), stock-based employee compensation expense, net of income taxes, in the amount of $56, has been charged against income in 2006, for stock options granted during that year. The Company's policy is to estimate the fair market value of each option granted on the date of grant, the first business day in January of each year, using the Black-Scholes option pricing model, and record the compensation expense on a straight-line basis over the year in which the grant was made. The Company issues new common stock to satisfy stock options exercised.

     The following table illustrates the effect on the net income and net income per share for 2005 and 2004 as if the fair value based method of SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied for all outstanding awards for periods prior to the adoption of SFAS No. 123(R).

                                                              2005         2004
                                                            -------      -------
      Net income.............................               $ 1,213      $ 1,005
      Preferred stock dividends..............                     3            3
                                                            -------      -------
      Net income available to common
       shareholders as reported ..............              $ 1,210      $ 1,002
      Less impact of stock option
       expense ...............................                   42           40
                                                            -------      -------
      Pro forma ..............................              $ 1,168      $   962
                                                            =======      =======
      Basic and diluted income per share
       as reported ...........................              $   .27      $   .22
     Less impact of stock option expense .....                  .01          .01
                                                            -------      -------
      Pro forma ..............................              $   .26      $   .21
                                                            =======      =======

     Key assumptions used to apply the Black-Scholes option pricing model are set forth below:

                                             2006       2005       2004
                                          ---------  ---------  ---------
     Average risk-free interest rate          4.32%      3.94%      3.90%
     Expected life of option grants           7.0 years  7.0 years  7.0 years
     Expected volatility of underlying stock  88%        65%        70%
     Expected dividend payment rate, as a
      percentage of the share price on the
      date of grant                           1.07%      1.19%      1.80%
     Weighted average grant date fair value $10.70     $ 8.02     $ 5.24

     The following table illustrates the effect on the net income and net income per share for 2005 and 2004 as if the fair value based method of SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied for all outstanding awards for periods prior to the adoption of SFAS No. 123(R).


     The following table summarizes the stock option activity under the Company's plan for 2004, 2005 and 2006:

                                                           Weighted Average
                                                            ----------------
                                             Number of      Exercise   Fair
                                             Options          Price    Value
                                             ------          ------   ------
     Outstanding and exercisable at
      January 1,2004 ...................     51,306          $ 9.32

     Granted ...........................      8,340            8.89   $ 5.24
     Exercised .........................     (3,242)           8.04
     Expired ...........................    (10,181)           8.68
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2004 ................     46,223            9.47

     Granted ...........................      8,260           13.49   $ 8.02
     Exercised .........................     (4,006)          10.35
     Expired ...........................     (5,809)           8.95
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2005 ................     44,668           10.20

     Granted ...........................      8,140           14.90  $ 10.70
     Exercised .........................     (7,338)           9.11
     Expired ...........................     (4,326)          11.61
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2006 ................     41,144          $11.18
                                             ======          ======   ======

     The following table sets forth information regarding options as of December 31, 2006:


                                                   Weighted Average
                     Range of       Number         ----------------
         Number      Exercise      Currently    Exercise   Remaining
        of Options    Prices      Exercisable     Price   Life (in years)
       ---------    ----------    ----------    ---------- -----------
         20,750    $6.75 -  8.89    20,750        $ 7.74        6
         20,394    12.38 - 18.38    20,394         14.68        6
        -------                    -------
         41,144                     41,144
         ======                     ======

     The total intrinsic value of options exercised for the year ended December 31, 2006 totaled approximately $50, and cash proceeds from the exercise of stock options totaled approximately $67 for the year ended December 31, 2006. The income tax benefits realized from the exercise of stock options was not material for the periods presented.

     The aggregate intrinsic value of the stock options outstanding, based on the closing stock price of the Company's common stock as of December 31, 2006, totaled approximately $243.

     Common Stock Awards

     The Company has awarded certain of its employees common stock under stock award plans. During the years ended December 31, 2006, 2005 and 2004, the Company awarded 1,775, 2,135 and 204 shares, respectively. The compensation expense recorded for these awards was $28, $29 and $3 for 2006, 2005 and 2004, respectively.

4.   Property and Equipment

     Property and equipment consists of the following:

                                                              December 31,
                                                           2006           2005
                                                         -------        -------
     Land and improvements, excluding land held
     for development ..........................          $11,458        $10,938
     Track structure ..........................           74,572         70,445
     Buildings and other structures ...........            8,372          8,363
     Equipment ................................           26,295         26,052
                                                         -------        -------
                                                         120,697        115,798
     Less accumulated depreciation ............           44,106         41,672
                                                         -------        -------
     Total property and equipment, net ........          $76,591        $74,126
                                                         =======        =======


5.   Land Held for Development

     Pursuant to permits issued by the United States Department of the Army Corps of Engineers and the Rhode Island Coastal Resources Management Council, the Company created 33 acres of waterfront land in East Providence, Rhode Island ("South Quay"). The permits for the property, both of which have been extended to 2009, also allow for construction of a dock along the west face of the South Quay. The property, which has a carrying value of $11,958, is adjacent to a 12 acre site also owned by the Company.

     The property is located a half mile from I-195. In 2006, the Rhode Island Department of Transportation awarded a contract for roadway improvements to provide direct vehicular access from the interstate highway system to the South Quay. The project is anticipated to be substantially complete by the end of 2007.

     The City of East Providence has created a waterfront redevelopment area with a zoning overlay that would encourage development of offices, hotels, restaurants, shops, marinas, apartments and other "clean" employment. The Company has been cooperating with the City of East Providence in these efforts.

6.   Revolving Line of Credit

     The Company has a revolving line of credit with its principal bank in the amount of $5,000 expiring May 31, 2007. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company pays no commitment fee on this line and has no compensating balance requirements. There were no loans outstanding under the line at any time during 2006 or 2005.

7.   Accrued Expenses

     Accrued expenses consist of the following:

                                                              December 31,
                                                           2006           2005
                                                         -------        -------
     Salaries and wages, including accrued
     compensated time off .....................          $   535        $   434
     Payroll taxes ............................              154            132
     Simplified employee pension plan
     contributions ............................              212            229
     Health insurance plan claims .............               --            375
     Casualty loss claims .....................              310            370
     Other ....................................              222            313
                                                         -------        -------
                                                         $ 1,433        $ 1,853
                                                         =======        =======

8.   Other Income

     Other income consists of the following: Years Ended December 31,

                                                   2006        2005        2004
                                                  ------      ------      ------

     Gains from sale, condemnation and
      disposal of property, equipment and
      easements, net ......................       $  766      $  691      $1,081
     Rentals and license fees under various
      operating leases ....................          547         486         454
     Interest .............................           60          31          12
                                                  ------      ------      ------
                                                  $1,373      $1,208      $1,547
                                                  ======      ======      ======

     Gains from sale, condemnation and disposal of property, equipment and easements for 2004 includes a $948 gain realized on the disposal of a portion of a branch line which the Commonwealth of Massachusetts acquired by eminent domain.

9.   Income Taxes

     The provision for income taxes consists of the following:

                                                     Years Ended December 31,
                                                   2006        2005       2004
                                                  ------      ------     ------

     Current:
      Federal ..........................          $   51       $ 202      $(210)
      State ............................               6          18         10
                                                  ------      ------     ------
                                                      57         220       (200)
     Deferred, Federal and State .......             503         395        831
                                                  ------      ------     ------
                                                  $  560      $  615     $  631
                                                  ======      ======     ======

     The following summarizes the estimated tax effect of temporary differences that are included in the net deferred income tax provision:

                                                    Years Ended December 31,
                                                   2006        2005       2004
                                                  -----       -----      -----

     Depreciation ...........................     $ 508       $ 462      $ 462
     Deferred grant income ..................        42         (63)        68
     Gains from sale, condemnation and
      disposal of property and equipment ....        --          --        348
     Accrued casualty and other claims ......        21          37        (14)
     Accrued compensated time off and related
      payroll taxes .........................       (39)        (25)       (19)
     Share based compensation ...............       (31)         --         --
     Other ..................................         2         (16)       (14)
                                                  -----       -----      -----
                                                  $ 503       $ 395      $ 831
                                                  =====       =====      =====

     In 2006 and 2005 the Company generated Railroad Track Maintenance Credits in the amount of $3,136. These credits may be utilized, subject to certain limitations, to offset the Company's current federal income tax liability. Any credits not utilized in the year earned may be carried forward to offset future income tax liabilities for a period of 20 years. The Company utilized $36 of these credits to reduce its current federal income tax provision in 2006 and $74 to reduce its federal income tax liability in 2005. The unused credits, in the amount of $2,136 constitute deferred income tax assets. Such assets, however, have been fully reserved since their future realization is not assured.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income tax liability as of December 31, 2006 and 2005 are as follows:

                                                               December 31,
                                                             2006          2005
                                                          -------       -------
     Deferred income tax liabilities -
      Differences between book and tax basis
      of property and equipment .......................   $14,928       $14,420
                                                          -------       -------
     Deferred income tax assets:
      Deferred grant income ...........................     2,848         2,890
      Accrued casualty and other claims ...............       110           131
      Accrued compensated time off and related
       payroll taxes ..................................       174           136
      Share based compensation ........................        31            --
      Allowance for doubtful accounts and other........        61            62
                                                          -------       -------
                                                            3,224         3,083
                                                          -------       -------

     Net deferred income tax liability ................   $11,704       $11,201
                                                          =======       =======

     A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

                                                      Years Ended December 31,
                                                     2006       2005       2004
                                                     ----       ----       ----
     Federal statutory rate .......................    34%        34%        34%
     Depreciation of properties acquired from
      bankrupt railroads having a tax basis
      in excess of cost ...........................    (1)        (1)        (2)
     Railroad track maintenance credits ...........    (2)        (3)        --
     Non deductible expenses, state income
      taxes, etc ..................................     4          4          7
                                                     ----       ----       ----
     Effective tax rate ...........................    35%        34%       39%
                                                     ====       ====       ====

10.  Commitments and Contingent Liabilities:

     The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

     On January 29, 2002, the Company received a "Notice of Potential Liability" from the United States Environmental Protection Agency ("EPA") regarding an existing Superfund Site that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these "Notice" letters to potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Site. Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study ("RI/FS") phase of the clean-up at the Site, which will take approximately two or more years to complete. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice Letters (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). On December 15, 2003, the EPA issued a second "Notice of Potential Liability" letter to the Company regarding the Site. EPA again identified the Company as a PRP, this time because EPA "believes that [the Company] accepted hazardous substance for transport to disposal or treatment facilities and selected the site for disposal." The Company responded again to EPA stating that it is interested in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site. The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA and therefore no liability has been accrued for this matter.

     In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et
     al), C.A. No. 01-496/L, on December 18, 2002. The Company was one of about sixty parties named by Plaintiffs, in this suit, to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs alleged that the Company is liable under 42 U.S.C. ss. 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. Although the Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site, the Company paid $45 to settle this suit in March 2006.

11.  Employee Benefit Plans

     Defined Contribution Retirement Plans
     -------------------------------------

     The Company has a deferred profit-sharing plan ("Plan") which covers all of its employees who are members of its collective bargaining units. Contributions to the Plan are required in years in which the Company has income from "railroad operations" as defined in the Plan. Contributions are to be equal to at least 10% but not more than 15% of the greater of income before income taxes or income from railroad operations subject to a maximum contribution of $3.5 per eligible employee. Contributions to the Plan may be made in cash or in shares of the Company's common stock valued at the closing market price on the day contributed. Contributions accrued under this Plan amounted to $178 in 2006, $211 in 2005 and $188 in 2004. The Company made its 2004 and 2005 contributions and intends to make its 2006 contribution in newly issued shares of its common stock.

     The Company also has a Simplified Employee Pension Plan ("SEP") which covers substantially all employees who are not members of one of its collective bargaining units. Contributions to the SEP are discretionary and are determined annually as a percentage of each covered employee's compensation up to the maximum amount allowable by law. Contributions accrued under the SEP amounted to $212 in 2006, $208 in 2005 and $203 in 2004 which, in each year, was less than the maximum amount allowable by law.

     Employee Stock Purchase Plan
     ----------------------------

     The Company has an Employee Stock Purchase Plan ("ESPP") under which eligible employees may purchase registered shares of common stock at 85% of the market price for such shares. An aggregate of 200,000 shares of common stock are authorized for issuance under the ESPP which was established in 1997. Any shares purchased under the ESPP are subject to a two year lock-up. ESPP purchases amounted to 4,376 shares in 2006, 5,928 shares in 2005 and 7,439 shares in 2004.

12.  Preferred Stock

     The Company's $50 par value preferred stock is convertible at any time at the option of the holder of the preferred stock into 100 shares of common stock. The noncumulative stock dividend is fixed by the Company's Charter at an annual rate of $5.00 per share, out of funds legally available for the payment of dividends.

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

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

None.

Item 9A. Controls and Procedures
--------------------------------

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the year covered by this annual report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Treasurer. Based upon that evaluation, the Chief Executive Officer and the Treasurer concluded that the Company's disclosure controls and procedures were ineffective as of December 31, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

In February 2007, the Company identified a failure to account for accrued compensated time off related to a contract with one of its labor unions, which resulted in a restatement of its financial statements. The financial statement accounts affected were accrued liabilities, operating expenses and deferred income taxes. The Company's controls related to ensuring the completeness of payroll accruals were not operating effectively.

There was no significant change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting. In February 2007, management implemented additional controls and procedures related to capturing and recording accrued compensated time off.

Item 9B. Other Information
--------------------------

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

For information with respect to the directors of the Company, see Pages 2 through 7 and 10 of the Company's definitive proxy statement for the 2007 annual meeting of its shareholders, which pages are incorporated herein by reference.

The following are the executive officers of the Company:

                                                Date of First
Name                       Age      Position  Election to Office
----                       ---      --------  ------------------
Robert H. Eder              74      Chairman         1980
P. Scott Conti              49      President        2005
David F. Fitzgerald         56      Vice President   2005
Frank K. Rogers             45      Vice President   2005
Robert J. Easton            63      Treasurer        1988
Mary A. Tanona              49      Secretary        2000

Any officer elected or appointed by the Company's Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors. Mr. Conti served as Vice President from 1999 until his election as President in 2005. Prior to that, he served first as Engineering Manager and then Chief Engineer after joining the Company in 1988. Mr. Fitzgerald joined the Company in 1973 and served as Superintendent of Transportation prior to his election as Vice President in 2005. Mr. Rogers joined the Company in 1994 and served as Director of Marketing prior to his election as Vice President in 2005. Ms. Tanona joined the Company as Assistant General Counsel and Assistant Secretary in 1999 and was named Secretary and General Counsel in 2000. Prior to joining the Company she was Associate General Counsel of Arbor National Commercial Mortgage Corporation in Boston.

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

Item 11. Executive Compensation
-------------------------------

See pages 6 and 7 and 10 through 17 of the Company's definitive proxy statement for the 2007 annual meeting of its shareholders, which pages are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

See pages 8 and 9 of the Company's definitive proxy statement for the 2007 annual meeting of its shareholders, which pages are incorporated herein by reference.
                                     III-1

The following table sets forth information as of the end of the Company's most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                       Number of Securities                        Number of
                       To be Issued Upon     Weighted Average      Securities
                           Exercise of       Exercise Price of     Remaining
                       Outstanding Options  Outstanding Options  Available For
     Plan Category     Warrants and Rights  Warrants and Rights  Future Issuance
     -------------    --------------------  -------------------  ---------------

Equity compensation
plans approved
by security holders ..       41,144              $ 11.18            311,765

Equity compensation
plans not approved by
security holders .....          N/A                  N/A            182,420

Total ................       41,144              $ 11.18            494,185

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

See pages 2 and 17 of the Company's definitive proxy statement for the 2007 annual meeting of its shareholders which pages are incorporated herein by reference.


Item 14. Principal Accountant Fees and Services
-----------------------------------------------

For information with respect to the directors of the Company, see Pages 2 through 7 and 10 of the Company's definitive proxy statement for the 2007 annual meeting of its shareholders, which pages are incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------


(a)  (1)  All financial statements:

          An index of financial statements is included in Item 8, page II- 12 of this annual report

     (2)  Financial Statement schedule:
          Schedule II Valuation and Qualifying Accounts........Page III-4

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

          (31) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          (32) Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Not applicable.

(c) Exhibits (annexed).

Financial Statement Schedule.  See item (a) (2) above.

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


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                               /s/ Robert H. Eder
                               ------------------

                                By Robert H. Eder
                             Chief Executive Officer
                              Dated: March 26, 2007



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                Title                  Date
     ---------                -----                  ----
/s/ Robert H. Eder
________________________ Chief Executive        March 26, 2007
Robert H. Eder           Officer
                         and Chairman
                         (Principal
                         Executive Officer)
/s/ P. Scott Conti
________________________ President and          March 26, 2007
P. Scott Conti           Director
                         (Chief Operating
                         Officer)
/s/ Robert J. Easton
________________________ Treasurer              March 26, 2007
Robert J. Easton         (Principal financial
                         officer and principal
                         accounting officer)
/s/ Richard W. Anderson
________________________ Director               March 26, 2007
Richard W. Anderson
/s/ Frank W. Barrett
________________________ Director               March 26, 2007
Frank W. Barrett
/s/ J. Joseph Garrahy
________________________ Director               March 26, 2007
J. Joseph Garrahy

                                     III-3

                                                                     SCHEDULE II

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS


                  YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
                              (IN THOUSAND DOLLARS)

         Column A        Column B    Column C Additions    Column D   Column E
         --------        --------    ------------------    --------   --------
                                      (1)        (2)
                         Balance   Charged to Charged to              Balance
                            at     costs and    other                  at end
       Description      beginning   expenses   accounts   Deductions     of
                        of period              describe      (A)       period
Allowance for doubtful
 accounts:
Year ended
 December 31, 2006.....   $175         $  0                  $  0        $175
                          ====         ====                  ====        ====
Year ended
 December 31, 2005.....   $125         $ 50                  $  0        $175
                          ====         ====                  ====        ====
Year ended
 December 31, 2004.....   $125         $  8                  $  8        $125
                          ====         ====                  ====        ====

(A)   Bad debts written off.



                                     III-4

                                                                      EXHIBIT 23



Consent of Independent Registered Public Accounting Firm


We consent to the incorporation by reference in Registration Statement Nos. 333-65937, 333-65949, and 333-21617 of Providence and Worcester Railroad Company on Form S-8 of our report dated March 23, 2007 relating to the financial statements and financial statement schedule of Providence and Worcester Railroad Company (which report expresses an unqualified opinion and includes an explanatory paragraph relating to a restatement of the Company's 2005 and 2004 financial statements), appearing in this Annual Report on Form 10-K of Providence and Worcester Railroad Company for the year ended December 31, 2006.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 23, 2007

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

DATE:  March 26, 2007
                                          /s/ Robert H. Eder
                                     By:
                                         ______________________________
                                         Robert H. Eder
                                         Chairman of the Board
                                          and Chief Executive Officer

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

DATE:  March 26, 2007
                                         /s/ Robert J. Easton
                                     By:
                                         ______________________________
                                         Robert J. Easton
                                         Treasurer and Principal
                                          Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providence and Worcester Railroad Company (the Company) on form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                 /s/ Robert H. Eder

                                _____________________________
                                Robert H. Eder,
                                Chairman of the Board and Chief
                                Executive Officer
                                March 26, 2007

In connection with the Annual Report of Providence and Worcester Railroad Company (the Company) on form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.




                                 /s/ Robert J. Easton

                                _____________________________
                                Robert J. Easton,
                                Treasurer and Chief Financial Officer
                                March 26, 2007