Form 10-Q
period 2007-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2007-05-14
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended March 31, 2007

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

As of May 1, 2007, the registrant has 4,547,713 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index



   Part I - Financial Information

     Item 1 - Financial Statements:

              Balance Sheets - March 31, 2007
              (Unaudited) and December 31, 2006............................3


              Statements of Operations (Unaudited) -
              Three Months Ended March 31, 2007 and 2006...................4

              Statements of Cash Flows (Unaudited) -
              Three Months Ended March 31, 2007 and 2006...................5


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

     Item 6 - Exhibits....................................................13



   Signatures.............................................................14

Item 1.  Financial Statements
-----------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                          MARCH 31, DECEMBER 31,
                                                            2007          2006
                                                         (Unaudited)
                                                            -------      -------
Current Assets:
 Cash and cash equivalents ...........................      $   475      $ 1,253
 Accounts receivable, net of allowance for
  doubtful accounts of $175 in 2007 and 2006 .........        2,735        3,244
 Materials and supplies ..............................        1,576        1,483
 Prepaid expenses and other current assets ...........          164          148
 Deferred income taxes ...............................          358          347
                                                            -------      -------
  Total Current Assets ...............................        5,308        6,475
Property and Equipment, net ..........................       76,737       76,591
Land Held for Development ............................       11,958       11,958
                                                            -------      -------
Total Assets .........................................      $94,003      $95,024
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 3,582      $ 2,717
 Accrued expenses ....................................        1,498        1,433
                                                            -------      -------
  Total Current Liabilities ..........................        5,080        4,150
                                                            -------      -------
Profit-Sharing Plan Contribution .....................          178          178
                                                            -------      -------
Deferred Income Taxes ................................       11,422       12,051
                                                            -------      -------
Deferred Grant Income ................................        7,961        8,021
                                                            -------      -------
Commitments and Contingent Liabilities (Note 6).......
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  640 shares in 2007 and 2006 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,537,606 shares in 2007 and 4,534,056
  shares in 2006 .....................................        2,269        2,267
 Additional paid-in capital ..........................       30,762       30,680
 Retained earnings ...................................       36,299       37,645
                                                            -------      -------
  Total Shareholders' Equity .........................       69,362       70,624
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $94,003      $95,024
                                                            =======      =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF OPERATIONS (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                                    Three Months Ended March 31,
                                                              2007        2006
                                                                   (as restated,
                                                                    see Note 2)
                                                            -------     -------
Revenues:
 Operating Revenues ..................................      $ 5,185     $ 6,607
 Other Income ........................................          115         180
                                                            -------     -------
   Total Revenues ....................................        5,300       6,787
                                                            -------     -------

Operating Expenses:
 Maintenance of way and structures ...................        1,344       1,408
 Maintenance of equipment ............................          840         905
 Transportation ......................................        1,954       2,105
 General and administrative ..........................        1,328       1,041
 Depreciation ........................................          707         691
 Taxes, other than income taxes ......................          591         590
 Car hire, net .......................................          183         236
 Employee retirement plans ...........................           59          57
 Track usage fees ....................................           95         155
                                                            -------     -------
   Total Operating Expenses ..........................        7,101       7,188
                                                            -------     -------
Loss before Income Tax Benefit .......................       (1,801)       (401)
Income Tax Benefit ...................................         (640)       (132)
                                                            =======     =======
Net Loss .............................................       (1,161)       (269)

Preferred Stock Dividends ............................            3           3
                                                            -------     -------
Net Loss Attributable to Common Shareholders .........      $(1,164)    $  (272)
                                                            =======     =======

Basic and Diluted Loss Per Common Share ..............      $  (.26)    $  (.06)
                                                            =======     =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)


                                                    Three Months Ended March 31,
                                                             2007         2006
                                                                   (as restated,
                                                                    see Note 2)
                                                           -------       ------
Cash Flows from Operating Activities:
Net loss .............................................     $(1,161)      $ (269)
Adjustments to reconcile net loss to net cash
 flows from (used in) operating activities:
 Depreciation ........................................         707          691
 Amortization of deferred grant income ...............         (60)         (59)
 Gains from sale and disposal of property,
  equipment and easements, net .......................          (6)         (31)
 Deferred income taxes ...............................        (640)         133
 Share-based compensation ............................          66           46
 Increase (decrease) in cash from:
  Accounts receivable ................................         509         (357)
  Materials and supplies .............................         (93)        (420)
  Prepaid expenses and other current assets ..........         (16)        (202)
  Accounts payable and accrued expenses ..............       1,223          323
                                                           -------       ------
Net cash flows from (used in) operating
 activities ..........................................         529         (145)
                                                           -------       ------

Cash flows from Investing Activities:
Purchase of property and equipment ...................      (1,146)        (547)
Proceeds from sale of property, equipment and
 easements ...........................................           6          116
                                                           -------       ------
Net cash flows used in investing activities ..........      (1,140)        (431)
                                                           -------       ------

Cash Flows from Financing Activities:
Dividends paid .......................................        (185)        (183)
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          18           23
Proceeds from deferred grant income ..................          --           87
                                                           -------       ------
Net cash flows used in financing activities ..........        (167)         (73)
                                                           -------       ------

Decrease in Cash and Cash Equivalents ................        (778)        (649)
Cash and Cash Equivalents, Beginning of
 Period ..............................................       1,253        2,063
                                                           -------       ------
Cash and Cash Equivalents, End of Period .............     $   475      $ 1,414
                                                           =======      =======
Supplemental Disclosures:
 Cash paid during the three months for
  income taxes .......................................     $    --      $    51
                                                           =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements of the Providence and Worcester Railroad Company (the "Company") contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

2.   Restatement of Previously issued financial statements:

     Prior to the issuance of the 2006 financial statements, the Company determined that its liability for accrued compensated time off had not been recorded.

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

     The Company has restated its financial statements for 2004, 2005 and the first three quarters of 2006 to reflect this liability reduced by the related deferred income tax benefit.

     In addition, the Company has reclassified the proceeds from deferred grant income in the statement of cash flows from investing activities to financing activities.

     The effects of the restatement adjustments on the Statements of Operations and Cash Flows for the Three Months Ended March 31, 2006 are summarized as follows:

                                                As
                                             Previously                  As
                                              Reported    Adjustment    Restated
                                             ----------   ----------    --------
     Statement of Operations:
      Operating Expenses:
       Maintenance of way and structures ..   $ 1,399      $     9      $ 1,408
       Maintenance of equipment ...........       893           12          905
       Taxes, other than income taxes .....       585            5          590
      Total Operating Expenses ............     7,162           26        7,188

      Loss before Income Tax Benefit ......      (375)         (26)        (401)
      Income Tax Benefit ..................      (123)          (9)        (132)
      Net Loss ............................      (252)         (17)        (269)
      Net Loss Attributable to Common
       Shareholders .......................      (255)         (17)        (272)

     Statements of Cash Flows:

      Cash flows from Operating Activities:
       Net loss ...........................   $  (252)     $   (17)     $  (269)
       Deferred income taxes ..............       142           (9)         133
       Accounts payable and accrued
        expenses ..........................       297           26          323
       Net cash flows used in operating
        activities ........................      (145)          --         (145)
       Net cash flows used in investing
        activities ........................      (344)         (87)        (431)
       Net cash flows used in financing
        activities ........................      (160)          87          (73)

3.   Changes in Shareholders' Equity:

                                                                        Total
                                                    Additional          Share
                              Preferred   Common     Paid-in   Retained holders'
                                Stock     Stock      Capital   Earnings Equity
                               -------    -------    -------   -------  -------
     Balance December 31,2006..$    32    $ 2,267    $30,680   $37,645  $70,624
     Issuance of 3,550
      common shares for
      employee stock
      purchases, and
      employee stock awards ..                  2         57                 59
     Share-based
      compensation,
      options granted ........                            25                 25
     Dividends:
      Preferred stock,
      $5.00 per share ........                                      (3)      (3)
      Common stock, $.04
      per share ..............                                    (182)    (182)
     Net loss for the
      period .................                                  (1,161)  (1,161)
                               -------    -------    -------   -------  -------

     Balance March 31, 2007 .. $    32    $ 2,269    $30,762   $36,299  $69,362
                               =======    =======    =======   =======  =======

4.   Other Income:

                                                                 2007      2006
                                                                 ----      ----
     Gains from sale and disposal of
      property, equipment and easements,
      net ..............................                         $  6      $ 31
     Rentals ...........................                           99       135
     Interest ..........................                           10        14
                                                                 ----      ----
                                                                 $115      $180
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

     A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

                                                            2007         2006
                                                         ---------    ---------
     Weighted-average shares for basic ......            4,534,518    4,509,119
     Dilutive effect of convertible preferred
      stock and stock options ...............                   --           --
                                                         ---------    ---------
     Weighted-average shares for diluted ....            4,534,518    4,509,119
                                                         =========    =========

     Preferred Stock convertible into 64,000 shares of Common Stock at the rate of 100 shares of Common Stock for each one share of Preferred Stock was outstanding during the quarters ended March 31, 2007 and 2006. In addition, options to purchase 48,732 and 50,449 shares of common stock were outstanding during the quarters ended March 31, 2007 and 2006, respectively. These Common Stock equivalents were not included in the computation of the diluted loss per share in either of the quarters because their effect would be anti-dilutive.

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

7.   Dividends:

     On April 25, 2007, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable May 21, 2007 to shareholders of record May 7, 2007.

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


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                                                Three Months Ended March 31,
                                            -----------------------------------
                                                  2007                 2006
                                            -----------------------------------
                                             (In thousands, except percentages)
Freight Revenues:
  Conventional carloads .......             $4,181    80.6%      $5,305    80.3%
  Containers ..................                772    14.9          842    12.7
  Other freight related .......                150     2.9          264     4.0
Other operating revenues ......                 82     1.6          196     3.0
                                            ------   -----       ------   -----
     Total ....................             $5,185   100.0%      $6,607   100.0%
                                            ======   =====       ======   =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                                Three Months Ended March 31,
                                            -----------------------------------
                                                  2007                 2006
                                            -----------------------------------
                                             (In thousands, except percentages)
Salaries, wages, payroll taxes
 and employee benefits ........              $3,750      72.3%   $3,816    57.8%
Casualties and insurance ......                 233       4.5       186     2.8
Depreciation ..................                 707      13.6       691    10.5
Diesel fuel ...................                 464       9.0       601     9.1
Car hire, net .................                 183       3.5       236     3.6
Purchased services, including
 legal and professional fees ..                 468       9.0       385     5.8
Repair and maintenance of
 equipment ....................                 417       8.1       446     6.8
Track and signal materials ....                 416       8.0       904    13.7
Track usage fees ..............                  95       1.8       155     2.3
Other materials and supplies ..                 334       6.5       344     5.2
Other .........................                 505       9.7       439     6.6
                                             ------     -----    ------   -----
  Total .......................               7,572     146.0     8,203   124.2
  Less capitalized and
   recovered costs ............                 471       9.1     1,015    15.4
                                             ------     -----    ------   -----
     Total ....................              $7,101     136.9%   $7,188   108.8%
                                             ======     =====    ======   =====


Operating Revenues:

Operating revenues decreased $1.4 million, or 21.5%, to $5.2 million in the first quarter of 2007 from $6.6 million in the first quarter of 2006. This decrease results from a $1.1 million (21.2%) decrease in conventional freight revenues, a $70,000 (8.3%) decrease in container freight revenues, a $114,000 (43.2%) decrease in other freight related revenues and a $114,000 (58.2%) decrease in other operating revenues.

The decrease in conventional freight revenues is attributable to a 28.5% decrease in traffic volume partially offset by a 10.2% increase in the average revenue received per carloading. The Company's conventional carloadings decreased by 1,871 to 4,698 in the first quarter of 2007 from 6,569 in the first quarter of 2006.

Consistent with much of the railroad industry in North America the Company experienced a significant decrease in conventional traffic volume during the first quarter of 2007. Declines in carloadings of coal, steel ingots and contaminated soil were particularly steep. The volumes of these three commodities handled by the Company have historically varied throughout the year. The fact that traffic in all three of these commodities declined significantly during the first quarter of 2007 appears to be largely coincidental. The Company's traffic volumes in these and other commodities have returned to levels more consistent with prior years in April. The fact that coal and contaminated soil are lower rated commodities largely accounts for the increase in the average revenue per carload achieved during the quarter. It should be noted that the Company had experienced significant increases in carloadings of conventional freight during the first quarter of 2006 from 2005, which was a more typical first quarter.

The decrease in container freight revenues is the result of a 12.7% decline in traffic volume partially offset by a 5.0% increase in the average revenue received per container. Container traffic volume decreased by 1,927 containers to 13,265 in the first quarter of 2007 from 15,192 in the first quarter of 2006. The increase in the average revenue received per container is attributable to contractual rate adjustments based upon railroad industry cost indices.

The decline in other freight related revenues is the result of decreased billings for demurrage and secondary switching services. These decreases reflect the significant reduction in conventional traffic volume.

The decrease in other operating revenues reflects lower maintenance department billings. Revenue of this nature varies from period to period depending upon the needs of freight customers and other outside parties.

Other Income:

Other income for the first quarter of 2007 decreased by $65,000 to $115,000 from $180,000 in the first quarter of 2006. This decrease is the result of declines in rental income and gains from the sale of property and equipment.

Operating Expenses:

Operating expenses for the first quarter of 2007 decreased by $87,000, or 1.2%, to $7.1 million from $7.2 million in 2006. As described in Note 2 to the financial statements the Company has restated its statement of operations for the first quarter of 2006 to reflect its liability for accrued compensated time off and related payroll taxes. The impact of this restatement was to increase operating expenses (salaries, wages, payroll taxes and employee benefits) by $26,000.

Income Tax Benefit:

The income tax benefit for the first quarter of 2007 is 35.5% of the pre tax-loss. This is the effective federal and state income tax rate which the Company expects to realize for all of 2007 before giving effect to any track maintenance credits to which it may be entitled. The income tax benefit for the first quarter of 2006 was increased by $9,000 as a result of the restatement of the statement of operations previously discussed.

Liquidity and Capital Resources
-------------------------------

During the first quarter of 2007 the Company's operating activities generated $529,000 of cash. Total cash and cash equivalents, however, decreased by $778,000 for the quarter. The principal utilization of cash during the quarter, other than for operations, was for expenditures for property and equipment and for the payment of dividends.

Subsequently, during April 2007, the Company borrowed $750,000 under its revolving line of credit, at an interest rate of 6.82%, for working capital purposes. Management intends to repay this debt by the end of 2007.

In management's opinion cash generated from operations during the remainder of 2007 will be sufficient to enable the Company to meet its operating expenses and capital expenditure and dividend requirements as well as to repay the borrowings under its revolving line of credit.

Seasonality
-----------

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of March 31, 2007, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at March 31, 2007. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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


PART II - Other Information
---------------------------

Item 5. Reports on Form 8-K
        -------------------

     (a) A report on Form 8-K was filed on February 20, 2007 in which the Company reported its intention to restate its previously issued financial statements for 2004 and 2005 to reflect its liability for compensated time off and related payroll taxes reduced by the related deferred income tax benefit.

          A report on Form 8-K was filed on February 23, 2007 in which the Company reported that Mary A. Tanona, its Secretary and General
          Counsel had delivered notice to the Company of her resignation, effective April 30, 2007.

Item 6. Exhibits
        --------

     (31.1)Rule  13a-14(a)  Certification  of  Chairman  of the  Board and Chief
          Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     (31.2)Rule  13a-14(a)  Certification  of Treasurer and Principal  Financial
          Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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


DATED:  May 14, 2007

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

DATE:  May 14, 2007
                                     By: /s/ Robert H. Eder
                                         ----------------------------
                                         Robert H. Eder
                                         Chairman of the Board
                                          and Chief Executive Officer

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

DATE:  May 14, 2007
                                     By: /s/ Robert J. Easton
                                         ----------------------------
                                         Robert J. Easton
                                         Treasurer and Principal
                                          Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection  with the Quarterly  Report of Providence  and Worcester  Railroad
Company (the Company) on form 10-Q for the quarterly period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                   /s/ Robert H. Eder
                                  -----------------------------
                                  Robert H. Eder,
                                  Chairman of the Board And Chief
                                  Executive Officer
                                  May 14, 2007

In connection  with the Quarterly  Report of Providence  and Worcester  Railroad
Company (the Company) on form 10-Q for the quarterly period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                   /s/ Robert J. Easton
                                  -----------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  May 14, 2007