Form 10-Q
period 2007-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2007-08-14
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended June 30, 2007

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

As of August 13, 2007, the registrant has 4,548,852 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index



     Part I - Financial Information

        Item 1 - Financial Statements:

               Balance Sheets - June 30, 2007 (Unaudited)
               and December 31, 2006.......................................3

               Statements of Operations (Unaudited) -
               Three and Six Months Ended June 30, 2007
               and 2006 (as restated)......................................4

               Statements of Cash Flows (Unaudited) - Six
               Months Ended June 30, 2007 and 2006 (as restated)...........5

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

        Item 6 -Exhibits..................................................15

   Signatures.............................................................16

Item 1.  Financial Statements
-----------------------------


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                            JUNE 30,DECEMBER 31,
                                                              2007         2006
                                                          (Unaudited)
                                                            -------      -------
Current Assets:
 Cash and cash equivalents ...........................      $   398      $ 1,253
 Accounts receivable, net of allowance for
  doubtful accounts of $175 in 2007 and 2006 .........        3,423        3,244
 Materials and supplies ..............................        1,600        1,483
 Prepaid expenses and other current assets ...........           97          148
 Deferred income taxes ...............................          348          347
                                                            -------      -------
  Total Current Assets ...............................        5,866        6,475
Property and Equipment, net ..........................       77,138       76,591
Land Held for Development ............................       11,958       11,958
                                                            -------      -------
Total Assets .........................................      $94,962      $95,024
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Notes payable, bank .................................      $ 1,200      $    --
 Accounts payable ....................................        2,820        2,717
 Accrued expenses ....................................        1,459        1,433
                                                            -------      -------
  Total Current Liabilities ..........................        5,479        4,150
                                                            -------      -------
Profit-Sharing Plan Contribution .....................           --          178
                                                            -------      -------
Deferred Income Taxes ................................       11,622       12,051
                                                            -------      -------
Deferred Grant Income ................................        8,097        8,021
                                                            -------      -------
Commitments and Contingent Liabilities................
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  640 shares in 2007 and 2006 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,548,852 shares in 2007 and 4,534,056
  shares in 2006 .....................................        2,274        2,267
 Additional paid-in capital ..........................       30,994       30,680
 Retained earnings ...................................       36,464       37,645
                                                            -------      -------
  Total Shareholders' Equity .........................       69,764       70,624
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $94,962      $95,024
                                                            =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF OPERATIONS (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                        Three Months Ended    Six Months Ended
                                             June 30,              June 30,
                                          2007       2006       2007      2006
                                                 (as restated,     (as restated,
                                                   see Note 2)       see Note 2)
                                        -------    -------    -------   -------
Revenues:
 Operating Revenues ..............      $ 6,972    $ 7,243    $12,157   $13,850
 Other Income ....................          478        244        593       424
                                        -------    -------    -------   -------
   Total Revenues ................        7,450      7,487     12,750    14,274
                                        -------    -------    -------   -------

Operating Expenses:
 Maintenance of way and
  structures .....................          870      1,149      2,214     2,557
 Maintenance of equipment ........          929        915      1,769     1,820
 Transportation ..................        2,092      2,101      4,046     4,206
 General and administrative ......        1,268      1,118      2,596     2,159
 Depreciation ....................          708        690      1,415     1,381
 Taxes, other than income
  taxes ..........................          575        579      1,166     1,169
 Car hire, net ...................          186        290        369       526
 Employee retirement plans .......           59         57        118       114
 Track usage fees ................          206        181        301       336
                                        -------    -------    -------   -------
  Total Operating Expenses .......        6,893      7,080     13,994    14,268
                                        -------    -------    -------   -------

Income (Loss) before Income
 Taxes ...........................          557        407     (1,244)        6
Provision for Income Taxes
 (Benefit) .......................          210        148       (430)       16
                                        -------    -------    -------   -------
Net Income (Loss) ................          347        259       (814)      (10)

Preferred Stock Dividends ........           --         --          3         3
                                        -------    -------    -------   -------
Net Income (Loss) Available to
 Common Shareholders .............      $   347    $   259    $  (817)  $   (13)
                                        =======    =======    =======   =======

Basic Income (Loss) Per Common
 Share ...........................      $   .08    $   .06    $  (.18)  $    --
                                        =======    =======    =======   =======

Diluted Income (Loss) Per
 Common Share ....................      $   .07   $    .06    $  (.18)  $    --
                                        =======    =======    =======   =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)


                                                       Six Months Ended June 30,
                                                              2007         2006
                                                                   (as restated,
                                                                     see Note 2)
                                                           -------      -------
Cash flows from operating activities:
Net loss .............................................     $  (814)     $   (10)
Adjustments to reconcile net loss to net cash
 flows from operating activities:
 Depreciation ........................................       1,415        1,381
 Amortization of deferred grant income ...............        (120)        (119)
 Gains from sale and disposal of property,
  equipment and easements ............................        (275)        (129)
 Deferred income taxes ...............................        (430)         236
 Share-based compensation ............................         101           67
 Increase (decrease) in cash from:
  Accounts receivable ................................         (57)        (938)
  Materials and supplies .............................        (117)        (280)
  Prepaid expenses and other .........................          51         (156)
  Accounts payable and accrued expenses ..............         451          827
                                                           -------      -------
Net cash flows from operating activities .............         205          879
                                                           -------      -------
Cash flows from Investing Activities:
Purchase of property and equipment ...................      (2,284)      (1,409)
Proceeds from sale of property, equipment and
 easements ...........................................         275          213
                                                           -------      -------
Net cash flows used in investing activities ..........      (2,009)      (1,196)
                                                           -------      -------
Cash Flows from Financing Activities:
Borrowings under line of credit ......................       1,200           --
Dividends paid .......................................        (367)        (364)
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          42           61
Proceeds from deferred grant income ..................          74          184
                                                           -------      -------
Net cash flows from (used in) financing
 activities ..........................................         949         (119)
                                                           -------      -------

Decrease in Cash and Cash Equivalents ................        (855)        (436)
Cash and Cash Equivalents, Beginning of
 Period ..............................................       1,253        2,063
                                                           -------      -------
Cash and Cash Equivalents, End of Period .............     $   398      $ 1,627
                                                           =======      =======

Non-cash transactions are described in Note 3.

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements of the Providence and Worcester Railroad Company (the "Company") contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows for the Interim periods ended June 30, 2007 and 2006. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

     The effects of the restatement adjustments on the Statements of Operations and Cash Flows for the Interim periods Ended June 30, 2006 are summarized as follows:

                                  Three Months Ended       Six Months Ended
                               ------------------------ ------------------------
                                                 June 30, 2006
                               -------------------------------------------------
                                 As                       As
                              Previously Adjust-  As   Previously Adjust-  As
                               Reported   ment Restated Reported   ment Restated
                               ------------------------ ------------------------

     Statement of Operations:
      Operating Expenses:
       Maintenance of way
        and structures .... $1,139  $  10   $1,149  $  2,538   $  19    $ 2,557
       Maintenance
        of equipment ......    901     14      915     1,794      26      1,820
       Taxes, other than
        income taxes ......    575      4      579     1,160       9      1,169
                            ------  -----   ------  --------   -----    -------
       Total Operating
        Expenses ..........  7,052     28    7,080    14,214      54     14,268

       Income before
        Income Taxes ......    435    (28)     407        60     (54)         6
       Provision for
        Income Taxes ......    158    (10)     148        35     (19)        16
       Net Income (Loss) ..    277    (18)     259        25     (35)       (10)
       Net Income (Loss)
        Attributable to
        Common Shareholders.$  277  $ (18)  $  259  $     22   $ (35)   $   (13)
                            ======  =====   ======  ========   =====    =======

     Statements of Cash
      Flows:

      Cash flows from
       Operating
       Activities:
       Net Income (Loss)...                          $    25   $ (35)    $  (10)
       Deferred
        income taxes ......                              255     (19)       236
       Accounts payable
        and accrued
        expenses ..........                              773      54        827
       Net cash flows
        from operating
        activities ........                          $   879   $  --     $  879
                                                     -------   -----     ------
       Net cash flows
        used in investing
        activities ........                          $(1,012)  $(184)   $(1,196)
                                                     -------   -----    -------
       Net cash flows
        used in financing
        activities ........                          $  (303)  $ 184     $ (119)
                                                     -------   -----     ------

3.   Changes in Shareholders' Equity:
                                                                        Total
                                                    Additional          Share
                              Preferred   Common     Paid-in   Retained holders'
                                Stock     Stock      Capital   Earnings Equity
                               -------    -------    -------   -------  -------
     Balance December 31,2006. $    32    $ 2,267    $30,680   $37,645  $70,624
     Issuance of 5,215
      common shares for
      stock options
      exercised, employee
      stock purchases and
      employee stock
      awards .................                  2         81                 83
     Issuance of 9,581
      common shares to
      fund the Company's
      2006 profit-sharing
      plan contribution
      (non-cash
      transaction) ...........                  5        173                178
     Share-based
      compensation -
      options granted ........                            60                 60
     Dividends:
      Preferred stock,
      $5.00 per share ........                                     (3)       (3)
      Common stock, $.08
      per share ..............                                   (364)     (364)
     Net loss for the
      period .................                                   (814)     (814)
                                -----    -------    -------   -------   -------

     Balance June 30,2007 ....  $  32    $ 2,274    $30,994   $36,464   $69,764
                                =====    =======    =======   =======   =======

     During the six months ended June 30, 2006 the Company issued 13,011 shares of its common stock with an aggregate fair market value of $211 to fund its 2005 profit-sharing plan contribution.

4.   Revolving Line of Credit

     The Company has a revolving line of credit with its principal bank in the amount of $5,000 expiring May 31, 2009. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company pays no commitment fee on this line and has no compensating balance requirements. During the second quarter of 2007 the Company borrowed $1,200 under this line, at an annual interest rate of 6.82%. This balance was outstanding as of June 30, 2007. Interest expense in the amount of $13 was incurred during the second quarter and is included in general and administrative expense.

5.   Other Income:
                                      Three Months Ended       Six Months Ended
                                            June 30,                 June 30,
                                     -------------------      ------------------
                                       2007        2006        2007        2006
                                      ------      ------      ------      ------
     Gains from sale and
      disposal of property,
      equipment and
      easements, net ......             $269        $ 98        $275       $129
     Rentals ..............              202         134         301        269
     Interest .............                7          12          17         26
                                        ----        ----        ----       ----
                                        $478        $244        $593       $424
                                        ====        ====        ====       ====

6.   Income Taxes:

     The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

7.   Income (Loss) per Common Share:

     Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding during each period. Diluted income
     (loss) per common share reflects the effect of the Company's outstanding convertible preferred stock and stock options except where such items would be antidilutive.

     A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

                                     Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                   ---------------------   ---------------------
                                       2007        2006        2007        2006
                                   ---------   ---------   ---------   ---------
     Weighted-average shares
      for basic ............       4,546,337   4,521,650   4,540,460   4,515,419
     Dilutive effect of
      convertible preferred
      stock and stock options         89,149      86,139          --          --
                                   ---------   ---------   ---------   ---------
     Weighted-average shares
      for diluted ..........       4,635,486   4,607,789   4,540,460   4,515,419
                                   =========   =========   =========   =========

     Options to purchase 8,310 and 5,029 shares of common stock were outstanding for the three-month periods ended June 30, 2007 and 2006, respectively, but were not included in the computation of diluted income per share because their effect would be antidilutive.

     Preferred stock convertible into 64,500 shares of common stock and options to purchase 48,137 and 48,274 shares of common stock were outstanding for the six-month periods ended June 30, 2007 and 2006, respectively. These common stock equivalents were not included in the computation of the diluted loss per share for these periods because their effect would be antidilutive.

8.   Commitments and Contingent Liabilities:

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

9.   Dividends:

     On July 25, 2007, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable August 20, 2007 to shareholders of record August 6, 2007.

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


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                       Three Months Ended June 30,  Six Months Ended June 30,
                      ---------------------------- -----------------------------
                           2007            2006         2007           2006
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Freight Revenues:
 Conventional
  carloads ......     $6,033   86.5% $6,095  84.2% $10,214  84.0% $11,400  82.3%
 Containers .....        649    9.3     871  12.0    1,421  11.7    1,713  12.4
 Other freight
  related .......        219    3.2     124   1.7      369   3.0      388   2.8
Other Operating
 Revenues .......         71    1.0     153   2.1      153   1.3      349   2.5
                      ------  -----  ------ -----  ------- -----  ------- -----
   Total ........     $6,972  100.0% $7,243 100.0% $12,157 100.0% $13,850 100.0%
                      ======  =====  ====== =====  ======= =====  ======= =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                       Three Months Ended June 30,  Six Months Ended June 30,
                      ---------------------------- -----------------------------
                           2007          2006           2007            2006
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Salaries, wages,
 payroll taxes and
 employee benefits.   $3,719  53.3% $3,722  51.4% $ 7,469   61.4% $ 7,538  54.4%
Casualties and
 insurance .......       232   3.3     181   2.5      465    3.8      367   2.6
Depreciation .....       708  10.1     690   9.5    1,415   11.6    1,381  10.0
Diesel fuel ......       597   8.6     641   8.8    1,061    8.7    1,242   9.0
Car hire, net ....       186   2.7     290   4.0      369    3.0      526   3.8
Purchased
 services,
 including legal
 and professional
 fees ............       437   6.3     607   8.4      905    7.5      992   7.2
Repair and
 maintenance of
 equipment .......       503   7.2     574   7.9      920    7.6    1,020   7.4
Track and signal
 materials .......       574   8.2     510   7.0      990    8.1    1,414  10.2
Track usage fees..       206   3.0     181   2.5      301    2.5      336   2.4
Other materials
 and supplies ....       272   3.9     207   2.9      606    5.0      551   4.0
Other ............       535   7.7     454   6.3    1,040    8.6      893   6.4
                      ------ -----  ------ -----  -------  -----  ------- -----
 Total ...........     7,969 114.3   8,057 111.2   15,541  127.8   16,260 117.4
 Less capitalized
  and recovered
  costs ..........     1,076  15.4     977  13.5    1,547   12.7    1,992  14.4
                      ------ -----  ------ -----  -------  -----  ------- -----
   Total .........    $6,893  98.9% $7,080  97.7% $13,994  115.1% $14,268 103.0%
                      ====== =====  ====== =====  =======  =====  ======= =====


Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Operating Revenues:

Operating revenues decreased $1.7 million, or 12.2%, to $12.2 million in the six months ended June 30, 2007 from $13.9 million in 2006. This decrease is the combined result of a $1.2 million (10.4%) decrease in conventional freight revenues, a $292,000 (17.0%) decrease in container freight revenues, a $19,000 (4.9%) decrease in other freight-related revenues and an $196,000 (56.2%), decrease in other operating revenues. It should be noted that $1.4 million of these revenue reductions were attributable to the first quarter of 2007.

The decrease in conventional freight revenues results from a 16.2% reduction in traffic volume partially offset by a 6.9% increase in the average revenue received per carloading. The Company's conventional carloadings decreased by 2,571 to 13,346 in the first six months of 2007 from 15,917 in 2006. Significant declines in carloadings of coal, steel ingots and contaminated soil were particularly heavy during the first quarter of 2007. Traffic in these commodities returned to more normal levels during the second quarter of the year. In addition the Company experienced more modest declines in the volumes of other commodities consistent with the experience of the railroad industry in North America taken as a whole. The increase in the average revenue received per conventional carloading is largely attributable to a shift in the mix of traffic toward higher rated commodities.

The decrease in container freight revenues is the result of a 21.1% reduction in traffic volume partially offset by a 5.2% increase in the average revenue received per container. Container traffic volume decreased by 6,484 containers to 24,207 in the six months ended June 30, 2007 from 30,691 in 2006. The increase in the average revenue received per container is attributable to contractual rate adjustments based upon railroad industry cost indices.

The decrease in other freight-related revenues is largely attributable to reduced billings for demurrage resulting from the reduction in conventional traffic volume.

The decrease in other operating revenues results from a reduction in maintenance department billings. Revenues of this nature vary from period to period depending upon the needs of freight customers and other outside parties.

Other Income:

Other income for the six-month period increased by $169,000 to $593,000 in 2007 from $424,000 in 2006. The largest portion of this increase is attributable to gains from the sale of property and equipment, which can vary significantly from period to period.

Operating Expenses:

Operating expenses for the six-month period ended June 30, 2007 decreased by $274,000, or 1.9%, to $14.0 million from $14.3 million in 2006. As described in
Note 2 to the financial statements the Company has restated its statement of operations for the six months ended June 30, 2006 to reflect its liability for accrued compensated time off and related payroll taxes. The impact of this restatement was to increase operating expenses (salaries, wages, payroll taxes and employee benefits) by $54,000. The Company's Operating expenses are of a relatively fixed nature and do not vary proportionally with changes in operating revenues.

Provision for Income Tax (Benefit):

The income tax benefit for the six months ended June 30, 2007 was calculated at 35.5% of the pre-tax loss after excluding non- taxable expense items. This is the effective federal and state income tax rate which the Company expects to realize for all of 2007 before giving effect to any track maintenance credits to which it may be entitled. The provision for income taxes for the six months ended June 30, 2006 was reduced by $19,000 as a result of the restatement of the statement of operations as previously discussed.


Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Operating Revenues:

Operating revenues decreased $271,000, or 3.7%, to $7.0 million in the second quarter of 2007 from $7.2 million in the second quarter of 2006. This decrease is the net result of a $62,000 (1.0%) decrease in conventional freight revenues, a $222,000 (25.5%) decrease in container freight revenues and an $82,000 (53.6%) decrease in other operating revenues offset, to a small extent, by a $95,000 (76.6%) increase in other freight-related revenues.

The decrease in conventional freight revenues for the quarter is attributable to a 7.5% decrease in traffic volume largely offset by a 7.0% increase in the average revenue received per carloading. The Company's carloadings decreased by 700 to 8,648 in the second quarter of 2007 from 9,348 in the second quarter of 2006. The decrease in conventional traffic volume is consistent with that experienced by the railroad industry in North America as a whole. The increase in the average revenue received per conventional carloading is largely attributable to a shift in traffic volume toward higher rated commodities.

The decline in container freight revenues for the second quarter is the result of a 29.4% reduction in traffic volume somewhat offset by a 5.5% increase in the average revenue received per container. Intermodal containers handled during the quarter decreased by 4,557 to 10,942 from 15,499 in the second quarter of 2006. The increase in the average revenue received per container is attributable to contractual rate adjustments based upon railroad industry cost indices.

The increase in other freight-related revenues is the result of increased billings for demurrage, secondary switching and special train services.

The decrease in other operating revenues results from a decline in maintenance department billings for services rendered to outside parties.

Other Income:

Other income for the second quarter of 2007 increased by $239,000 to $478,000 from $244,000 in the second quarter of 2006. This increase reflects higher gains from the sale of property, equipment and easements and rental income.

Operating Expenses:

Operating expenses for second quarter of 2007 decreased by $187,000, or 2.6%, to $6.9 million from $7.1 million in 2006. As described in Note 2 to the financial statements the Company has restated its statement of Income for the second quarter of 2006 to reflect its liability for accrued compensated time off and related payroll taxes. The impact of this restatement was to increase operating expenses (salaries, wages, payroll taxes and employee benefits) by $28,000.

Provision for Income Taxes:

The income tax provision for the second quarter of 2007 is 37.7% of pre-tax income. This provision was calculated using the Company expected effective annual federal and state income tax rate of 35.5% and adjusting for non tax deductible expenses. No effect was given to any track maintenance credits to which the Company may be entitled. The income tax provision for the second quarter of 2006 was increased by $10,000 as a result of the restatement of the statement of income as previously discussed.

Liquidity and Capital Resources
-------------------------------

During the first six months of 2007 the Company generated $205,000 of cash from its operations. Total cash and cash equivalents decreased by $855,000 for the period. The principal utilization of cash during the period, other than for operations, was for expenditures for property and equipment and for the payment of dividends.

During the second quarter of 2007, the Company borrowed $1.2 million under its revolving line of credit, at an interest rate of 6.82%, for working capital purposes. Management intends to make repayments on these borrowings during the second half of the year.

In management's opinion, cash generated from operations during the remainder of 2007 will be sufficient to enable the Company to meet its operating expenses and capital expenditure and dividend requirements, as well as to make repayments on the borrowings under its revolving line of credit.

Seasonality
-----------

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of June 30, 2007, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had $1,200,000 of borrowings outstanding pursuant to the revolving line of credit agreement at June 30, 2007. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

PART II - Other Information
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Annual Meeting of Shareholders was held on April 25, 2007. Of the 4,534,056 shares of common stock entitled to vote, 4,349,790 shares were present, in person or by proxy. Of the 640 shares of preferred stock entitled to vote, 511 shares were present, in person or by proxy.

          All directors of the Company are elected on an annual basis and the following were so elected at this Annual Meeting:

          Richard W. Anderson, Robert H. Eder and John J. Healy were elected Common Stock Directors. Mr. Anderson received 4,284,581 affirmative votes and 65,209 votes withheld, Mr. Eder received 3,590,543 affirmative votes and 809,247 votes withheld and Mr. Healy received 4,282,967 affirmative votes and 66,823 votes withheld of common shares.

          Frank W. Barrett, P. Scott Conti, J. Joseph Garrahy, James C. Garvey, Charles M. McCollam, Jr. and Craig M. Scott were elected Preferred Stock Directors. Mr. Conti received 511 affirmative votes and no votes withheld of preferred shares. Messrs. Barrett, Garrahy Garvey, McCollam, and Scott each received 508 affirmative votes and 3 votes withheld of preferred shares.

          A proposal was presented to amend the Company's Employee Stock Purchase Plan extending the term thereof for an additional ten years. The proposal received 3,191,111 affirmative votes, 65,850 negative votes, 29,319 abstentions and 1,063,510 votes withheld of common shares. The proposal received 508 affirmative votes and 3 abstentions of preferred shares.

Item 5.  Reports on Form 8-K
         -------------------

          (a) No reports on Form 8-K were filed during the quarter ended June 30, 2007.

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



                                       PROVIDENCE AND WORCESTER
                                        RAILROAD COMPANY


                                     By: /s/ Robert H. Eder
                                         ----------------------------
                                         Robert H. Eder,
                                         Chairman of the Board
                                          and Chief Executive Officer




                                     By: /s/ Robert J. Easton
                                         ----------------------------
                                         Robert J. Easton
                                         Treasurer and Chief
                                          Financial Officer


DATED:  August 14, 2007

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

DATE:  August 14, 2007
                                     By: /s/ Robert H. Eder
                                         ----------------------------
                                         Robert H. Eder,
                                         Chairman of the Board
                                          and Chief Executive Officer

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

DATE:  August 14, 2007
                                     By: /s/ Robert J. Easton
                                         ----------------------------
                                         Robert J. Easton
                                         Treasurer and Chief
                                          Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company ("the Company") on form 10-Q for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/ Robert H. Eder
                                  -----------------------------
                                  Robert H. Eder,
                                  Chairman of the Board and Chief
                                  Executive Officer
                                  August 14, 2007

In connection with the Quarterly Report of Providence and Worcester Railroad Company ("the Company") on form 10-Q for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/ Robert J. Easton
                                  -----------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  August 14, 2007