Form 10-Q
period 2007-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2007-11-14
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended September 30, 2007

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

As of November 12, 2007, the registrant has 4,550,930 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index



Part I - Financial Information

     Item 1 - Financial Statements (Unaudited):

          Balance  Sheets - September 30, 2007 (Unaudited)
          and December 31, 2006...........................................    3

          Statements of Operations (Unaudited) - Three and
          Nine Months Ended September 30, 2007
          and 2006........................................................    4

          Statements of Cash Flows (Unaudited) - Nine
          Months Ended September 30, 2007 and 2006........................    5

          Notes to Financial Statements (Unaudited)....................... 6-10

     Item 2 -Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................11-15

     Item 3 -Quantitative and Qualitative Disclosures About Market Risk...   15

     Item 4 -Controls and Procedures......................................   15

Part II - Other Information:

     Item 5 - Reports on Form 8-K.........................................   15


     Item 6 - Exhibits....................................................   16

Signatures ...............................................................   17

Item 1.  Financial Statements
-----------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                       September 30,December 31,
                                                              2007         2006
                                                          (Unaudited)
                                                            -------      -------

Current Assets:
 Cash and cash equivalents ...........................      $   135      $ 1,253
 Accounts receivable, net of allowance for
  doubtful accounts of $175 in 2007 and 2006 .........        3,743        3,244
 Materials and supplies ..............................        1,317        1,483
 Prepaid expenses and other current assets ...........          149          148
 Deferred income taxes ...............................          359          347
                                                            -------      -------
  Total Current Assets ...............................        5,703        6,475
Property and Equipment, net ..........................       78,032       76,591
Land Held for Development ............................       11,958       11,958
                                                            -------      -------
Total Assets .........................................      $95,693      $95,024
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Notes payable, bank .................................      $ 1,200      $    --
 Accounts payable ....................................        3,307        2,717
 Accrued expenses ....................................        1,522        1,433
                                                            -------      -------
  Total Current Liabilities ..........................        6,029        4,150
                                                            -------      -------
Profit-Sharing Plan Contribution .....................           --          178
                                                            -------      -------
Deferred Income Taxes ................................       11,733       12,051
                                                            -------      -------
Deferred Grant Income ................................        8,120        8,021
                                                            -------      -------
Commitments and Contingent Liabilities ...............
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  640 shares in 2007 and 2006 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,549,928 shares in 2007 and 4,534,056
  shares in 2006 .....................................        2,275        2,267
 Additional paid-in capital ..........................       31,040       30,680
 Retained earnings ...................................       36,464       37,645
                                                            -------      -------
  Total Shareholders' Equity .........................       69,811       70,624
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $95,693      $95,024
                                                            =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF OPERATIONS (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                         Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                           2007      2006       2007      2006
                                                 (as restated,     (as restated,
                                                   see Note 2)       see Note 2)
                                         -------    ------   --------   -------
Revenues:
Operating Revenues ................      $ 7,296    $7,786   $ 19,453  $ 21,636
Other Income ......................          159       682        752     1,106
                                         -------    ------   --------   -------
   Total Revenues .................        7,455     8,468     20,205    22,742
                                         -------    ------   --------   -------

Operating Expenses:
 Maintenance of way and
  structures ......................          881     1,002      3,095     3,559
 Maintenance of equipment .........          885       820      2,654     2,640
 Transportation ...................        2,191     2,035      6,237     6,241
 General and administrative .......        1,336     1,173      3,932     3,332
 Depreciation .....................          707       690      2,122     2,071
 Taxes, other than income
  taxes ...........................          580       572      1,746     1,741
 Car hire, net ....................          282       349        651       875
 Employee retirement plans ........           59       215        177       329
 Track usage fees .................          253       278        554       614
                                         -------    ------   --------   -------
  Total Operating Expenses ........        7,174     7,134     21,168    21,402
                                         -------    ------   --------   -------

Income (Loss) before Income
 Taxes ............................          281     1,334       (963)    1,340
Provision for Income Taxes
 (Benefit) ........................          100       425       (330)      441
                                         -------    ------   --------   -------
Net Income (Loss) .................          181       909       (633)      899

Preferred Stock Dividends .........           --        --          3         3
                                         -------    ------   --------   -------
Net Income (Loss) Available to
 Common Shareholders. .............     $   181    $   909    $  (636)  $   896
                                        =======    =======    =======   =======

Basic and Diluted Income
 (Loss) Per Common Share ..........     $   .04   $    .20   $   (.14)   $   .20
                                        =======    =======    =======   =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                 Nine Months Ended September 30,
                                                             2007         2006
                                                                   (as restated,
                                                                     see Note 2)
                                                           -------      -------
Cash Flows from Operating Activities:
Net(loss) income  ....................................     $  (633)     $   899
Adjustments to reconcile net (loss) income to net
 cash flows from operating activities:
 Depreciation ........................................       2,122        2,071
 Amortization of deferred grant income ...............        (180)        (178)
 Profit-sharing plan contribution to be
  funded with common stock ...........................          --          158
 Gains from sale and disposal of property,
  equipment and easements ............................        (285)        (638)
 Deferred income taxes ...............................        (330)         371
 Share-based compensation ............................         131           89
 Increase (decrease) in cash from:
  Accounts receivable ................................        (403)        (707)
  Materials and supplies .............................         166          (43)
  Prepaid expenses and other .........................          (1)         (22)
  Accounts payable and accrued expenses ..............         775          177
                                                           -------      -------
Net cash flows from operating activities .............       1,362        2,177
                                                           -------      -------

Cash Flows from Investing Activities:
Purchase of property and equipment ...................      (3,659)      (2,757)
Proceeds from sale and condemnation of
 property, equipment and easements ...................         285          723
                                                           -------      -------
Net cash flows used in investing activities ..........      (3,374)      (2,034)
                                                           -------      -------

Cash Flows from Financing Activities:
Borrowings under line of credit ......................       1,200           --
Dividends paid .......................................        (548)        (545)
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          59          105
Proceeds from deferred grant income ..................         183          207
                                                           -------      -------
Net cash flows from (used in) financing
 activities ..........................................         894         (233)
                                                           -------      -------

Decrease in Cash and Cash Equivalents ................      (1,118)         (90)
Cash and Cash Equivalents, Beginning of
 Period ..............................................       1,253        2,063
                                                           -------      -------
Cash and Cash Equivalents, End of Period .............     $   135      $ 1,973
                                                           =======      =======

Supplemental Disclosure, Cash Paid for Income
 Taxes ...............................................     $    --      $    51
                                                           =======      =======

Non-cash transactions are described in Note 3.

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements of the Providence and Worcester Railroad Company (the "Company") contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows for the Interim periods ended September 30, 2007 and 2006. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

     The effects of the restatement adjustments on the Statements of Operations and Cash Flows for the Interim periods Ended September 30, 2006 are summarized as follows:

                                  Three Months Ended       Nine Months Ended
                               ------------------------ ------------------------
                                                September 30, 2006
                               -------------------------------------------------
                                 As                       As
                              Previously Adjust-  As   Previously Adjust-  As
                               Reported   ment Restated Reported   ment Restated
                               ------------------------ ------------------------

     Statement of Operations:
      Operating Expenses:
       Maintenance of way
        and structures .... $  992  $   10  $1,002  $  3,530   $  29    $ 3,559
       Maintenance
        of equipment ......    806      14     820     2,600      40      2,640
       Taxes, other than
        income taxes ......    568      4      572     1,728      13      1,741
                            ------  -----   ------  --------   -----    -------
       Total Operating
        Expenses ..........  7,106     28    7,134    21,320      82     21,402

       Income before
        Income Taxes ......  1,362    (28)   1,334     1,422     (82)     1,340
       Provision for
        Income Taxes ......    435    (10)     425       470     (29)       441
       Net Income .........    927    (18)     909       952     (53)       899
       Net Income
        Attributable to
        Common Shareholders.$  927  $ (18)  $  909  $    949   $ (53)   $   896

       Basic and
        Diluted
        Income per
        Common Share ...... $  .20  $  --   $  .20  $    .21   $(.01)   $   .20
                            ======  =====   ======  ========   =====    =======

     Statements of Cash
      Flows:

      Cash flows from
       Operating
       Activities:
       Net Income .........                          $   952   $ (53)   $   899
       Deferred
        income taxes ......                              400     (29)       371
       Accounts payable
        and accrued
        expenses ..........                               95      82        177
       Net cash flows
        from operating
        activities ........                          $ 2,177   $  --    $ 2,177
                                                     -------   -----    -------
       Net cash flows
        used in investing
        activities ........                          $(1,827)  $(207)   $(2,034)
                                                     -------   -----    -------
       Net cash flows
        used in financing
        activities ........                          $  (440)  $ 207    $  (233)
                                                     -------   -----    -------

3.   Changes in Shareholders' Equity:
                                                                        Total
                                                    Additional          Share
                                Preferred  Common    Paid-in   Retained holders'
                                  Stock    Stock     Capital   Earnings Equity
                                 -------   -------   -------   -------  -------
     Balance December 31,2006    $    32   $ 2,267   $30,680   $37,645  $70,624
     Issuance of 6,291
      common shares for
      stock options
      exercised, employee
      stock purchases and
      employee stock
      awards .................                   3        97                100
     Issuance of 9,581
      common shares to
      fund the Company's
      2006 profit-sharing
      plan contribution
      (non-cash
      transaction) ...........                   5       173                178
     Share-based
      compensation -
      options granted ........                            90                 90
     Dividends:
      Preferred stock,
      $5.00 per share ........                                      (3)      (3)
      Common stock, $.12
      per share ..............                                    (545)    (545)
     Net loss for the
      period .................                                    (633)    (633)
                                 -------   -------   -------   -------  -------

     Balance,
      September 30, 2007 .....   $    32   $ 2,275   $31,040   $36,464   $69,811
                                 =======   =======   =======   =======  =======

     During the nine months ended September 30, 2006 the Company issued 13,011 shares of its common stock with an aggregate fair market value of $211 to fund its 2005 profit-sharing plan contribution.

4.   Revolving Line of Credit:

     The Company has a revolving line of credit with its principal bank in the amount of $5,000 expiring May 31, 2009. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company pays no commitment fee on this line and has no compensating balance requirements. During the second quarter of 2007 the Company borrowed $1,200 under this line. This balance was outstanding as of September 30, 2007 at a blended annual interest rate of 7.21%. Interest expense in the amount of $21 and $34 was incurred during the three and nine-month periods ended September 30, 2007, respectively, and is included in general and administrative expense.

5.   Other Income:
                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                   -------------------       -------------------
                                    2007         2006         2007         2006
                                   ------       ------       ------       ------
     Gains from sale and
      disposal of property,
      equipment and
      easements, net ......        $   10       $  509       $  285       $  638
     Rentals ..............           145          156          446          425
     Interest .............             4           17           21           43
                                   ------       ------       ------       ------
                                   $  159       $  682       $  752       $1,106
                                   ======       ======       ======       ======

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

     A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                   ---------------------   ---------------------
                                     2007        2006        2007        2006
                                   ---------   ---------   ---------   ---------
     Weighted average shares
      for basic ............       4,548,864   4,528,407   4,543,292   4,519,796
     Dilutive effect of
      convertible preferred
      stock and options ....          79,065      81,706          --      79,640
                                   ---------   ---------   ---------   ---------
     Weighted-average shares
      for diluted ..........       4,627,929   4,610,113   4,543,292   4,599,436
                                   =========   =========   =========   =========

     Options to purchase 12,041 shares of common stock which were outstanding for the three month period ended September 30, 2007 and options to purchase 48,137 and 3,821 shares of common stock which were outstanding for the nine month periods ended September 30, 2007 and 2006, respectively, were not included in the computation of diluted income or loss per share because their effect would be antidilutive.

     Preferred stock convertible into 64,000 shares of common stock was outstanding for the nine month period ended September 30, 2007 but was not included in the computation of the diluted loss per share for that period because its effect would be antidilutive.

8.   Commitments and Contingent Liabilities:

     The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

     On January 29, 2002, the Company received a "Notice of Potential Liability" from the United States Environmental Protection Agency ("EPA") regarding an existing Superfund Site ("the Site") that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these "Notice" letters to potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Site. Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study ("RI/FS") phase of the clean-up at the Site, which will take approximately two or more years to complete. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice Letters (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). On December 15, 2003, the EPA issued a second "Notice of Potential Liability" letter to the Company regarding the Site. EPA again identified the Company as a PRP, this time because EPA "believes that [the Company] accepted hazardous substance for transport to disposal or treatment facilities and selected the site for disposal." The Company responded again to EPA stating that it is interested in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site. The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA and therefore no liability has been accrued for this matter.

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

9.   Dividends:

     On October 31, 2007, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable November 26, 2007 to shareholders of record on November 12, 2007.

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


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:


                 Three Months Ended September 30,Nine Months Ended September 30,
                      ---------------------------- -----------------------------
                           2007            2006         2007           2006
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Freight Revenues:
 Conventional
  carloads ......     $6,517   89.3%  6,484  83.3% $16,731  86.0% $17,884  82.7%
 Containers .....        539    7.4     995  12.8    1,960  10.1    2,708  12.5
 Other freight
  related .......        174    2.4     221   2.8      543   2.8      609   2.8
Other Operating
 Revenues .......         66     .9      86   1.1      219   1.1      435   2.0
                      ------  -----  ------ -----  ------- -----  ------- -----
   Total ........     $7,296  100.0%  7,786 100.0% $19,453 100.0% $21,636 100.0%
                      ======  =====  ====== =====  ======= =====  ======= =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                 Three Months Ended September 30,Nine Months Ended September 30,
                      ---------------------------- -----------------------------
                           2007            2006         2007           2006
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Salaries, wages,
 payroll taxes and
 employee benefits $3,898   53.4% $3,768   48.4% $11,367   58.4% $11,306   52.3%
Casualties and
 insurance .......    226    3.1     228    2.9      691    3.6      595    2.7
Depreciation .....    707    9.7     690    8.9    2,122   10.9    2,071    9.6
Diesel fuel ......    672    9.2     594    7.6    1,733    8.9    1,836    8.5
Car hire, net ....    282    3.9     349    4.5      651    3.4      875    4.0
Purchased
 services,
 including legal
 and professional
 fees ............    531    7.3     408    5.2    1,436    7.4    1,400    6.5
Repair and
 maintenance of
 equipment .......    389    5.3     362    4.6    1,309    6.7    1,382    6.4
Track and signal
 materials .......    601    8.2     728    9.4    1,591    8.2    2,142    9.9
Track usage fees .    253    3.5     278    3.6      554    2.8      614    2.8
Other materials
 and supplies ....    324    4.4     312    4.0      930    4.8      863    4.0
Other ............    400    5.5     491    6.3    1,440    7.4    1,384    6.4
                   ------  -----  ------  -----  -------  -----   ------  -----
 Total ...........  8,283  113.5   8,208  105.4   23,824  122.5   24,468  113.1
 Less capitalized
  and recovered
  costs ..........  1,109   15.2   1,074   13.8    2,656   13.7    3,066   14.2
                   ------  -----  ------  -----  -------  -----   ------  -----
   Total ......... $7,174   98.3% $7,134   91.6% $21,168  108.8% $21,402   98.9%
                   ======  =====  ======  =====  =======  =====  =======  =====

Nine Months Ended September 30, 2007 Compared to Nine Months
Ended September 30, 2006


Operating Revenues:

Operating revenues decreased $2.2 million, or 10.1%, to $19.4 million in the nine months ended September 30, 2007 from $21.6 million in 2006. This decrease is the combined result of a $1.2 million (6.4%) decrease in conventional freight revenues, a $748,000 (27.6%) decrease in container freight revenues, a $66,000 (10.8%) decrease in other freight-related revenues and a $216,000 (49.7%) decrease in other operating revenues. It should be noted that $1.4 million of this decrease in operating revenues occurred during the first quarter of the year.

The decrease in conventional freight revenues results from an 11.0% reduction in traffic volume partially offset by a 5.2% increase in the average revenue received per carloading. The Company's conventional carloadings decreased by 2,826 to 22,769 in the nine months ended September 30, 2007 from 25,595 in 2006. While declines in carloadings of coal, steel ingots and contaminated soil were particularly heavy during the first quarter of 2007 they have returned to more normal levels during the second and third quarters of the year. Year-to-date traffic for these commodities has not yet caught up to their 2006 levels, however. In addition the Company has experienced a significant reduction in construction aggregate traffic during the period. Reductions in the volume of other commodities handled has pretty much mirrored the experience of the rest of the North American railroad industry which has seen a 2.6% decline in conventional traffic volume during 2007. On a more positive, note the Company began handling shipments of ethanol and automobiles during the third quarter of the year and anticipates that these commodities will contribute to future traffic growth. The increase in the average revenue received per conventional carloading is largely attributable to a shift in the mix of traffic away from lower rated commodities such as construction aggregates, as well as modest rate increases.

The decrease in container freight revenues is the result of a 30.9% reduction in traffic volume somewhat offset by a 4.7% increase in the average revenue received per container. Container traffic volume decreased by 14,867 containers to 33,250 in the nine months ended September 30, 2007 from 48,117 in 2006. Significant rate increases imposed by western United States rail carriers have resulted in steamship lines using "all water" routings to the East Coast for a larger portion of the traffic thereby significantly reducing the volume of containers shipped cross country by rail. The Company is unable to predict if and when this trend will be reversed. The increase in the average revenue received per container is attributable to contractual rate adjustments based upon railroad industry cost indices.

The decrease in other freight related revenues is attributable to reduced billings for demurrage resulting from the reduction in conventional traffic.

The decrease in other operating revenues results from a reduction in maintenance department billings. Revenues of this nature can vary from period to period depending upon the needs of freight customers and other third parties.


Other Income:

Other income for the nine-month period decreased by $354,000 to $752,000 in 2007 from $1.1 million in 2006. This decrease is largely attributable to a reduction in gains from the sale and disposal of property equipment and easements which can vary significantly from period to period.

Operating Expenses:

Operating expenses for the nine month period ended September 30, 2007 decreased by $234,000, or 1.1%, to $21.2 million from $21.4 million in 2006. As discussed in Note 2 to the financial statements the Company has restated its Statement of Operations for the nine months ended September 30, 2006 to reflect its liability for accrued compensated time off and related payroll taxes. The impact of this restatement was to increase operating expenses (salaries, wages, payroll taxes and employee benefits) by $82,000. The Company's operating expenses are of a relatively fixed nature and do not fluctuate proportionally with changes in operating revenues.


Provision for Income Taxes (Benefit):

The income tax benefit for the nine months ended September 30, 2007 was calculated at 35.5% of the pre-tax loss after excluding non-tax deductible expense items. This is the effective tax rate which the Company expects to realize for all of 2007 before giving effect to any track maintenance credits to which it may be entitled. The provision for income taxes for the nine months ended September 30, 2007 was reduced by $29,000 as part of the restatement previously noted.


Three Months Ended  September 30, 2007 Compared to Three Months
Ended  September 30, 2006

Operating Revenues:

Operating revenues decreased $490,000, or 6.3%, to $7.3 million in the third quarter of 2007 from $7.8 million in the third quarter of 2006. This decrease is the net result of a $456,000 (45.8%) decrease in container freight revenues, a $47,000 (21.3%) decrease in other freight-related revenues and a $20,000 (23.3%) decrease in other operating revenues offset to a limited degree by a $33,000 (.5%) increase in conventional freight revenues.

The significant decrease in container freight revenues experienced during the third quarter results from a 48.1% decrease in traffic volume slightly offset by a 4.4% increase in the average revenue received per container. Container traffic volume decreased by 8,383 containers to 9,043 in the third quarter of 2007 from 17,426 in 2006. As previously discussed this decrease is primarily due to a substantial increase in container traffic being transported to the east coast of the United States by ship rather than being brought overland from the west coast by rail. The increase in the average revenue received per container is attributable to contractual rate adjustments based upon railroad industry cost indices.

The relatively small increase in conventional freight revenues results from a 3.2% increase in the average revenue received per conventional carloading largely offset by a 2.6% decrease in traffic volume. The Company's conventional carloadings decreased by 255 to 9,423 in the third quarter of 2007 from 9,678 in 2006. This decline in conventional traffic is virtually identical to that experienced by the railroad industry in North America as a whole. While the Company experienced a reduction in construction aggregate traffic during the quarter it was largely offset by carloadings of other commodities including ethanol and automobiles. The shift in traffic volume away from construction aggregates to higher rated commodities largely accounts for the increase in the average revenue received per carloading.

The decrease in other freight-related revenues is primarily related to a decrease in demurrage billings.

The decrease in other operating revenues is the result of a reduction in maintenance department billings.

Other Income:

Other income for the third quarter decreased by $523,000 to $159,000 in 2007 from $682,000 in 2006. The decrease is largely attributable to the fact that no significant gains from the sale of property and easements were realized during the third quarter of 2007.

Operating Expenses:

Operating expenses for the third quarter increased by $40,000, or .6%, to $7.2 million in 2007 from $7.1 million in 2006. As disclosed in Note 2 to the financial statements the Company has restated its Statement of Operations for the third quarter of 2006 to reflect its liability for accrued compensated time off and related payroll taxes. The impact of this restatement was to increase operating expenses (salaries, wages, payroll taxes and employee benefits) by $28,000.

Provision for Income Taxes:

The income tax provision for the third quarter of 2007 is 35.6% of pre tax income which is the approximate effective rate which the Company expects to realize for the year. The income tax provision for the third quarter of 2007 was increased by $10,000 as a result of the restatement of the Statement of Operations as previously discussed.


Liquidity and Capital Resources
-------------------------------

During the first nine months of 2007 the Company generated $1.4 million of cash from its operations. Total cash and cash equivalents decreased by $1.1 million for the period. The principal utilization of cash during the period, other than for operations, was for expenditures for property and equipment and for the payment of dividends.

During the second quarter of 2007, the Company borrowed $1.2 million under its revolving line of credit, at interest rates ranging from 6.82% to 8.25%, for working capital purposes. In November 2007 the Company repaid $200,000 of these borrowings and intends to make additional repayments as sufficient surplus cash is generated.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of September 30, 2007, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had $1,200,000 of borrowings outstanding pursuant to the revolving line of credit agreement at September 30, 2007. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.


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


PART II - Other Information
---------------------------

Item 5. Reports on Form 8-K
        -------------------

     (a) A report on Form 8-K was filed on July 11, 2007 in which the Company reported that it had entered into an eight-year collective bargaining agreement with the Brotherhood of Railroad Signalman, whose members constitute all of the Company's maintenance crafts.

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


DATED:  November 14, 2007

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

DATE: November 14, 2007
                                      By:  /s/ Robert H. Eder
                                           ---------------------------
                                           Robert H. Eder,
                                           Chairman of the Board
                                            and Chief Executive Officer

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

DATE: November 14, 2007

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

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                  /s/ Robert H. Eder
                                  -----------------------------
                                  Robert H. Eder,
                                  Chairman of the Board And Chief
                                  Executive Officer
                                  November 14, 2007

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of Section 13(a) or 15
          (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                  /s/ Robert J. Easton
                                  -----------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  November 14, 2007