Form 10-K
period 2007-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2008-03-25
CIK 831968

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                Form 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
   For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer               Accelerated filer
 Non-accelerated filer   X             Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act)                        Yes      No  X

As of June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $67,601,036. (For this purpose, all directors of the Registrant are considered affiliates.)

As of March 19, 2008, the Registrant had 4,793,909 shares of Common Stock outstanding.

Documents Incorporated by Reference -
-------------------------------------

Portions of the Registrant's Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on April 30, 2008, is incorporated by reference into
Part III of this Form 10-K.

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

     The Company transports a wide variety of commodities for its customers, including automobiles, construction aggregate, iron and steel products, chemicals, lumber, scrap metals, plastic resins, cement, coal, construction and demolition debris, and processed foods and edible food stuffs, such as frozen foods, corn syrup and animal and vegetable oils. Its customers include Aventine Renewable Energy, Inc., Cargill, Inc., The Dow Chemical Company, Exxon-Mobil Corporation, First Light Power Resources, Frito-Lay, Inc., International Paper Company, Northeast Utilities, Nucor Steel, Smurfit-Stone Container Corporation and Tilcon Connecticut, Inc. In 2007, P&W transported approximately 31,000 carloads of freight and approximately 41,000 intermodal containers. The Company also generates income through sales of properties, grants of easements and licenses and leases of land and tracks.

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

     Generally, freight railroads handle two types of traffic: conventional carloads and intermodal containers used in the shipment of goods via more than one mode of transportation, e.g., by ship, rail and truck. By using a hub-and-spoke approach to shipping, multiple containers can be moved by rail to and from an intermodal terminal and then either delivered to their final destinations by truck or transferred to ship for export. Over the past decade, commodity shippers have increasingly turned to intermodal transportation principally as an alternative to long-haul trucking. The development of new intermodal technology, which allows containers to be moved by rail double stacked (i.e., stacked one on top of the other) on specially designed railcars, together with increasing highway traffic congestion and the shortage of long-haul truck drivers have contributed to this trend.

Regional Developments

     There are a number of development projects underway in New England to increase port capacity along the extensive coastline and to improve the intermodal transportation and distribution infrastructure in the region. These projects present significant opportunities for the Company to increase its business.


 Quonset/Davisville

     The State of Rhode Island and the federal government are progressing with the redevelopment of a 1,000 acre portion of the former Naval facility at Quonset/Davisville to a more active port and industrial park. This facility already houses a number of rail oriented industries and an auto port. Construction of a freight rail improvement project has provided additional track capacity and double stack clearance on the Northeast Corridor between Quonset/Davisville; the connection of the Corridor to the Company's main line at Central Falls, RI was completed in October of 2006. Shipments of automobiles by rail commenced in the fall of 2007 with the Company handling 167 autoracks.


 Middletown/Hartford Line

     In cooperation with the state of Connecticut, the Company has been engaged in the restoration of the rail line extending from Middletown to Hartford, Connecticut. In April 2000, the state of Connecticut appropriated $1.85 million to fund their portion of the project (approx 70%). The restoration of this 11 mile segment is now complete and the line is in service.


 New London and Willimantic Interchanges

     Through its New London interchange with the New England Central Railroad ("NEC"), P&W has been able to develop significant new business with the Canadian National Railway ("CN") and the Canadian Pacific Railway ("CP"). The Company recently reactivated the Willimantic Interchange which provides a route with improved overhead clearances with the NEC, further strengthening its connections with the CN and CP.


 Port of Providence

     The Port of Providence, in conjunction with the Company, has made investments in its infrastructure, including paving, lighting and "on dock" rail, to accommodate growth in the movement of imported coal to inland markets and to handle that product more efficiently. This is expected to be a significant source of revenue for the Company over the next few years.

     In October 2006, the Company initiated the rehabilitation of its South Providence yard to facilitate handling unit trains of ethanol. This commodity is being transported by rail throughout the country and is a component of the gasoline mix available at gasoline service stations throughout southern New England. This rehabilitation was completed and shipments of ethanol commenced during the third quarter of 2007.


Railroad Operations

     The Company's rail freight system extends over approximately 516 miles of track. The Company interchanges freight traffic with CSX Transportation at Worcester, Massachusetts and at New Haven, Connecticut; with Pan Am Railways (formerly Springfield Terminal Railway Company) at Gardner, Massachusetts; with the New England Central Railroad at New London and Willimantic, Connecticut; and with the New York and Atlantic Railroad at Fresh Pond Junction on Long Island. Through its connections, P&W links more than 80 communities on its lines. It operates four classification yards (areas containing tracks used to group freight cars destined for a particular industry or interchange), located in Worcester, Massachusetts, Cumberland, Rhode Island and Plainfield and New Haven, Connecticut.

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


 Customers

     The Company serves approximately 165 customers in Massachusetts, Rhode Island, Connecticut and New York. The Company's 10 largest customers account for half of its operating revenues. In 2007 one customer, which ships construction aggregate from three separate quarries on P&W's system to asphalt production plants in Connecticut and New York, accounted for 13.8% of the Company's operating revenues. No other customer accounted for 10% or more of its total operating revenues in 2007.


 Markets

     The Company transports a wide variety of commodities for its customers. In recent years, chemicals and plastics (including ethanol in 2007) and construction aggregate were the two largest commodity groups transported by the Company, constituting 37% and 17%, respectively, of conventional carload freight revenues in 2007. The following table summarizes the Company's conventional carload freight revenues by commodity group as a percentage of such revenues:

Commodity                                        2007  2006  2005
---------                                        ----  ----  ----
     Chemicals and plastics ...........            37%   33%   34%
     Construction aggregate ...........            17    19    17
     Food and agricultural products                12    12    12
     Forest and paper products ........            12    14    14
     Metal products ...................             9     7    14
     Coal .............................             8    11     7
     Other ............................             5     4     2
                                                 ----  ----  ----
Total                                             100%  100%  100%
                                                  ===   ===   ===


 Sales and Marketing

     P&W's sales and marketing staff of three people has substantial experience in pricing and marketing railroad services. The sales and marketing staff focuses on understanding and addressing the raw material requirements and transportation needs of its existing customers and businesses on its lines. The staff grows existing business by maintaining close working relationships with both customers and connecting carriers. The sales and marketing staff strives to generate new business for the Company through (i) targeting companies already on P&W's rail lines but not currently using rail services or not using them to their full capacity, (ii) working with state and local development officials, developers and real estate brokers to encourage the development of industry on the Company's rail lines, and (iii) identifying and targeting the non-rail transportation of goods into and out of the region in which the Company operates. Unlike many other regional and short-line railroads, the Company is able to offer its customers creative pricing and routing alternatives because of its multiple connections to other carriers.


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


 Employees

     As of December 31, 2007, the Company had 152 full-time employees, 119 of whom are represented by three railroad labor organizations that are national in scope. The Company's employees have been represented by unions since the Company commenced independent operations in 1973.

     The Company's initial agreement with the United Transportation Union covering the trainmen was unusual in the railroad industry since it provided the Company with discretion in determining crew sizes, eliminated craft distinctions and provided a guaranteed annual wage for a maximum number of hours worked. The Company's collective bargaining agreements have been in effect since February 1973 for trainmen, since May 1974 for clerical employees and dispatchers and since June 1974 for maintenance employees. These contracts do not expire but are subject to re-negotiation after the agreed-upon moratoria. The Company signed eight year agreements with the United Transportation Union (trainmen) in October 2005, the Transportation Communications Union (clerical) in August 2006 and the Brotherhood of Railroad Signalmen (maintenance) in July 2007. The Company considers its employee and labor relations to be good.


Competition

     The Company is the only rail carrier serving businesses located on- line. However, the Company competes with other carriers in the location of new rail-oriented businesses in the region. Certain rail competitors, including CSX Transportation and Norfolk Southern, are larger and better capitalized than the Company. The Company also competes with other modes of transportation, particularly long-haul trucking companies for the transportation of commodities, and ocean- going vessels for the transportation of containers. Any improvement in the cost or quality of these alternate modes of transportation, for example, legislation granting material increases in truck size or allowable weight, could increase competition and may materially adversely affect the Company's business and results of operations. As a means of competing, P&W strives to offer greater convenience and better service than competing rail carriers and at costs lower than some competing non-rail carriers. The Company also competes by participating in efforts to attract new industry to the areas which it serves.

     The Company believes that its ability to grow depends, in part, upon its ability to acquire additional connecting rail lines. In making acquisitions, P&W competes with other short-line and regional rail operators, some of which are larger and have greater financial resources than the Company.


Governmental Regulation

     The Company is subject to governmental regulation by the United States Surface Transportation Board (the "STB"), the Federal Railroad Administration (the "FRA") and other federal, state and local regulatory authorities with respect to certain rates and railroad operations, as well as a variety of health, safety, labor, environmental and other matters, all of which could potentially affect the competitive position and profitability of the Company. Additionally, the Company is subject to STB regulation and may be required to obtain STB approval prior to its acquisition of any new railroad properties. Management of the Company believes that the regulatory freedoms granted by the Staggers Rail Act have been beneficial to the Company by giving it flexibility to adjust prices and operations to respond to market forces and industry changes. However, various interests, and certain members of the United States Congress (which has jurisdiction over federal regulation of railroads), have from time to time expressed their intention to support legislation that would eliminate or reduce significant freedoms granted by the Staggers Rail Act of 1980 (the "Staggers Rail Act").


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

     Acquisitions of additional rail lines may be subject to regulatory review and approval by the Surface Transportation Board. The Company is a Class II railroad and acquisitions made by Class II railroads are subject to a requirement that employees affected by an acquisition be paid up to one year's severance.


 Competition

     For customers located directly on line, which constitute the majority of the Company's freight business, the Company is the only rail carrier providing direct service. However, the Company competes with other freight railroads on the location of new businesses in the region. The Company also competes with other modes of transportation, particularly long-haul trucking companies and ocean-going vessels. Any improvement in the cost or quality of these alternate modes of transportation, for example, legislation granting increases in truck size or allowable weight, could increase this competition and materially affect the Company's business and results of operations.


 Customer Concentration

     The Company's ten largest customers accounted for approximately 50% of the Company's operating revenues for 2007 with one customer accounting for more than 13%. The Company's business could be materially adversely affected if any of these customers reduces shipments of commodities transported by the Company. Although in the past the Company has been able to replace revenues lost due to a reduction in existing customers' rail service requirements, no assurance can be given that it could do so in the future.


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


 Potential for Increased Governmental Regulation and Mandated Upgrade to Property

     The Company is subject to governmental regulation by the STB, the FRA and other federal, state and local regulatory authorities with respect to certain rates and railroad operations, as well as a variety of health, safety, labor, environmental and other matters, all of which could potentially affect the competitive position and profitability of the Company. Management of the Company believes that the regulatory freedoms granted by the Staggers Rail Act have been beneficial to the Company by giving it flexibility to adjust prices and operations to respond to market forces and industry changes. However, various interests and certain members of the United States House of Representatives and Senate (which have jurisdiction over the federal regulation of railroads) have from time to time expressed their intention to support legislation that would eliminate or reduce significant freedoms granted by the Staggers Rail Act. If enacted, these proposals, or court or administrative rulings to the same effect under current law, could materially adversely affect the Company's business and results of operations.


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

     The Company owns and operates three principal classification yards located in Worcester, Massachusetts, Cumberland, Rhode Island and Plainfield, Connecticut and also operates a classification yard in New Haven, Connecticut. In addition, the Company has maintenance facilities in Putnam and Plainfield, Connecticut, and in Worcester, Massachusetts. P&W believes that its executive and administrative office facilities, classification yards and maintenance facilities are adequate to support its current level of operations.


 Other Properties

     The Company owns or has the right to use a total of approximately 130 acres of real estate located along the principal railroad lines from downtown Providence through Pawtucket, Rhode Island. Of this amount, P&W owns approximately eight acres in Pawtucket and has a perpetual easement for railroad purposes over the remaining 122 acres.

     The Company has invested nearly $12 million in the development of the South Quay which has resulted in the creation of approximately 33 acres of waterfront land. The Company also owns 12 acres of land adjacent to the South Quay, both of which are being held for future development.

     P&W actively manages its real estate assets in order to maximize revenues. The income from property management is derived from sales and leasing of properties and tracks and grants of easements to government agencies, utility companies and other parties for the installation of overhead or underground cables, pipelines and transmission wires as well as recreational uses such as bike paths.

 Rolling Stock

     The following schedule sets forth the rolling stock owned by the Company as of December 31, 2007:

     Description                                                    Number
     -----------                                                    ------
     Locomotive ..................................................      30
     Gondola .....................................................      77
     Flat Car ....................................................       5
     Ballast Car .................................................      30
     Passenger Equipment .........................................       7
     Caboose .....................................................       2
                                                                    ------
          Total ..................................................     151
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

                                     Part II
                                     -------

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


                                       Common Stock
                                       ------------
                                      Trading Prices         Dividends Paid
                                      --------------         --------------
                                  High            Low     Preferred      Common
                                  ----            ---     ---------      ------
2006
----
     First Quarter ........     $16.99         $14.71        $5.00       $ .04
     Second Quarter .......      20.80          15.75          -0-         .04
     Third Quarter ........      21.00          16.50          -0-         .04
     Fourth Quarter .......      21.84          18.51          -0-         .04


2007
----
     First Quarter ........     $19.50         $16.70        $5.00       $ .04
     Second Quarter .......      21.61          17.46          -0-         .04
     Third Quarter ........      19.55          14.35          -0-         .04
     Fourth Quarter .......      20.74          16.50          -0-         .04




As of February 29, 2008, there were approximately 688 holders of record of the Company's common stock.

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

                                PERFORMANCE GRAPH


                      PREPARED BY BURNHAM SECURITIES INC.
                 FOR PROVIDENCE AND WORCESTER RAILROAD COMPANY.


                                 5 - Year Return
                   Providence and Worcester Railroad Company,
                     U.S. Railroad Index and Russell 2000(R) Index

                               [GRAPHIC OMITTED]

                               [GRAPHIC OMITTED]

                         Fiscal Years Ended December 31
                         ------------------------------
                              2002     2003     2004     2005     2006     2007
--------------------------   -----    -----    -----    -----    -----    -----
--------------------------   -----    -----    -----    -----    -----    -----
PWX                          100.0    116.8    178.7    200.1    263.9    228.3
U.S. Railroad Index          100.0    116.9    128.4    166.7    183.1    229.3
Russell 2000                 100.0    145.4    170.1    175.7    205.6    200.0
--------------------------   -----    -----    -----    -----    -----    -----


The Russell 2000 Index measures the performance of small capitalization US companies by measuring the performance of the 2,000 smallest securities in the Russell 3000 Index. The U.S. Railroad Index is compiled by Burnham Securities Inc. and includes 9 railroad-operating companies.

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


                                             Years Ended December 31,
                                   2007      2006      2005      2004      2003
                                 -------   -------   -------   -------   -------
                                     (in thousands, except per share amounts)
Income Statement Data:
 Operating revenues ........     $26,164   $28,451   $26,734   $24,943   $23,961
 Other income ..............         890     1,373     1,208     1,547       661
                                 -------   -------   -------   -------   -------
 Total Revenues ............      27,054    29,824    27,942    26,490    24,622
 Operating expenses ........      27,856    28,222    26,114    24,854    23,592
                                 -------   -------   -------   -------   -------
 (Loss) income before income
  taxes ....................        (802)    1,602     1,828     1,636     1,030
 Provision for income taxes
  (benefit) ................        (150)      560       615       631       387
                                 -------   -------   -------   -------   -------
 Net (loss) income .........        (652)    1,042     1,213     1,005       643
 Preferred stock dividend ..           3         3         3         3         3
                                 -------   -------   -------   -------   -------

 Net (loss) income available
  to common shareholders ...     $  (655)  $ 1,039   $ 1,210   $ 1,002   $   640
                                 =======   =======   =======   =======   =======

 Basic and diluted (loss)
  income per common share ..     $  (.14)  $   .23   $   .27   $   .22   $   .14
                                 =======   =======   =======   =======   =======

 Weighted average
  shares-basic .............       4,545     4,523     4,496     4,470     4,449
                                 =======   =======   =======   =======   =======

 Weighted average
  shares-diluted ...........       4,545     4,602     4,574     4,548     4,516
                                 =======   =======   =======   =======   =======

 Cash dividends per share of
  Common Stock .............   $   0.16    $  0.16   $  0.16   $  0.16   $  0.16
                                 =======   =======   =======   =======   =======


                                                   December 31,
                                   2007      2006      2005      2004      2003
                                 -------   -------   -------   -------   -------
                                                 (in thousands)
Balance Sheet Data:
 Total assets ................   $95,158   $95,024   $93,484   $91,582   $90,711
  Shareholders' equity .......    69,675    70,624    69,845    69,027    68,523

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

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

One of the Company's customers which ships construction aggregate from three separate quarries on the Company's rail system to asphalt production plants in Connecticut and New York, accounted for 13.8%, 14.8% and 13.3% of its operating revenues in 2007, 2006 and 2005, respectively. The Company does not believe that this customer will cease to be a rail shipper or will significantly decrease its freight volume in the foreseeable future. In the event that this customer should cease or significantly reduce its rail freight operations, management believes that the Company could restructure its operations to reduce operating costs by an amount sufficient to substantially offset the decrease in operating revenues.

Results of Operations

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2007            2006              2005
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Freight Revenues:
 Conventional carloads ....... $22,682   86.7%  $23,443   82.4%  $22,082   82.6%
 Containers ..................   2,389    9.1     3,572   12.5     3,201   12.0
 Other freight related .......     774    3.0       876    3.1       850    3.2
Other operating revenues......     319    1.2       560    2.0       601    2.2
                               -------  -----   -------  -----   -------  -----
  Total ...................... $26,164  100.0%  $28,451  100.0%  $26,734  100.0%
                               =======  =====   =======  =====   =======  =====

The following table sets forth conventional carload freight revenues by commodity group in dollars and as a percentage of such revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2007            2006              2005
                                -------------   --------------    -------------
                                      (in thousands, except percentages)

Chemicals and plastics .......    $ 8,387   37.0% $ 7,759  33.1% $ 7,441   33.7%
Construction aggregate .......      3,840   16.9    4,359  18.6    3,745   17.0
Food and agricultural products      2,777   12.2    2,749  11.7    2,571   11.6
Forest and paper products ....      2,756   12.2    3,181  13.6    3,135   14.2
Metal products ...............      2,132    9.4    2,488  10.6    3,208   14.5
Coal .........................      1,818    8.0    1,651   7.0    1,478    6.7
Other ........................        972    4.3    1,256   5.4      504    2.3
                                  -------  -----  ------- -----  -------  -----
  Total ......................    $22,682  100.0% $23,443 100.0% $22,082  100.0%
                                  =======  =====  ======= =====  =======  =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2007            2006              2005
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Salaries, wages, payroll taxes
 and employee benefits .......   $15,204   58.1% $14,945  52.5% $14,471   54.1%
Casualties and insurance .....       919    3.5      956   3.4    1,084    4.1
Depreciation .................     2,884   11.0    2,829   9.9    2,764   10.3
Diesel fuel ..................     2,524    9.6    2,495   8.8    2,014    7.5
Car hire, net ................       818    3.1    1,096   3.9    1,123    4.2
Purchased services, including
 legal and professional fees .     2,037    7.8    1,947   6.8    1,564    5.9
Repairs and maintenance of
 equipment ...................     1,711    6.5    1,943   6.8    1,280    4.8
Track and signal materials ...     2,135    8.2    2,949  10.4    2,428    9.1
Track usage fees .............       615    2.4      829   2.9      827    3.1
Other materials and supplies .     1,222    4.7    1,239   4.4    1,016    3.8
Other ........................     1,833    7.0    1,891   6.6    1,680    6.3
                                 -------  -----  ------- -----  -------  -----
 Total .......................    31,902  121.9   33,119 116.4   30,251  113.2
 Less capitalized and
  recovered costs ............     4,046   15.4    4,897  17.2    4,137   15.5
                                 -------  -----  ------- -----  -------  -----
  Total ......................   $27,856  106.5% $28,222  99.2% $26,114   97.7%
                                 =======  =====  ======= =====  =======  =====


Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Operating Revenues

Operating Revenues decreased $2.3 million, or 8.0%, to $26.2 million in 2007 from $28.5 million in 2006. This decrease resulted from a $1.2 million (33.1%) decrease in container freight revenues, a $761,000 (3.2%) decrease in conventional freight revenues, a $102,000 (11.6%) decrease in other freight related revenues and a $241,000 (43.0%) decrease in other operating revenues.

The decrease in container freight revenues is attributable to a 35.9% decline in traffic volume partially offset by a 4.3% increase in the average revenue received per container. Intermodal containers handled decreased by 22,678 to 40,505 in 2007 from 63,183 in 2006. Among other factors, rate increases imposed by western rail carriers in the United States resulted in steamship lines using "all water" routings to the East Coast for a larger portion of container traffic thereby significantly reducing the volume of such traffic shipped cross-country by rail. This trend began during the second quarter of the year and the Company is unable to predict if and when this trend will be reversed. The increase in the average revenue received per container is primarily due to contractual rate adjustments based upon railroad industry cost indices.

The decrease in conventional freight revenues is the result of an 8.8% reduction in traffic volume partially offset by a 6.1% increase in the average revenue received per carloading. The Company's conventional carloadings decreased by 2,983 to 30,797 in 2007 from 33,780 in 2006. The largest single reduction in conventional traffic volume was construction aggregates which declined by more than a half million dollars. Declines in other commodities were largely offset by increases in coal, ethanol and automobiles. Shipments of these latter two commodities commenced during the second half of the year and the Company anticipates that they will contribute to future traffic growth. The increase in the average revenue received per conventional carloading results from a shift in the mix of traffic away from construction aggregates, a lower rated commodity, as well as modest rate increases, including diesel fuel surcharges.

The decrease in other freight related revenues is attributable to reduced billings for demurrage charges which is related to the decrease in conventional traffic volume.

The decrease in other operating revenues results from a reduction in maintenance department billings. Revenues of this nature typically vary from year to year depending upon the needs of freight customers and other outside parties.

Other Income

Other income decreased by $483,000 to $890,000 in 2007 from $1.4 million in 2006. This decrease is due to a reduction in gains from the sale of property, equipment and easements, which revenue can vary significantly from year to year.

Operating Expenses

Operating expenses decreased $366,000, or 1.3%, to $27.9 million in 2007 from $28.2 million. The Company's operating expenses are of a fixed nature to a very high degree and, therefore, do not fluctuate proportionally with increases or decreases in operating revenues. The decrease in track and signal materials expense of $814,000 was offset by a $1.0 million decrease in reimbursements received from the states for non-capitalized crossing signals and other public improvements.


Provision for Income Taxes (Benefit)

The Company's federal income tax benefit for 2007 was reduced by $113,000 of railroad track maintenance credits which were utilized in 2005 and 2006. These credits were "freed up" by carrying back a portion of the net operating loss incurred in 2007 to those years.

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

Other Income

Other income increased by $165,000 to $1.4 million in 2006 from $1.2 million in 2005. This increase is the result of increased gains from the sale of property, equipment and easements, as well as rentals and interest income.

Operating Expenses

Operating expenses increased $2.1 million, or 8.1%, to $28.2 million in 2006 from $26.1 million in 2005. Operating expenses amounted to 99.2% of operating revenues in 2006 compared to 97.7% in 2005. Increased costs of diesel fuel, equipment repairs and maintenance and personnel expense account for a substantial portion of this increase.

Provision for Income Taxes

The Company's income tax provision for 2006 amounts to 35% of income before income taxes compared to 34% in 2005. Railroad tax maintenance credits in the amount of $36,000 were utilized to reduce the 2006 provision compared to $65,000 in 2005.

Liquidity and Capital Resources

The Company generated $3.3 million, $3.8 million and $4.9 million of cash from operations in 2007, 2006 and 2005, respectively. The Company's total cash and cash equivalents decreased by $1.1 million in 2007 and $810,000 in 2006 and increased by $328,000 in 2005. The principal utilization of cash during the three year period was for expenditures for property and equipment acquisitions and improvements and payment of dividends.

During 2007, 2006 and 2005 the Company generated $288,000, $863,000 and $691,000, respectively, from the sale of properties not considered essential for railroad operations and from the granting of easements and licenses. The Company holds various properties which could be made available for sale, lease or grants of easements and licenses. Revenues from sales of properties, easements and licenses can vary significantly from year to year.

The Company has a revolving line of credit of $5.0 million with its principal bank, which line expires on May 31, 2009. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company pays no commitment fee on this line and has no compensating balance requirements. During 2007 the Company borrowed $1.2 million against this line of credit and repaid $300,000 by the end of the year. Total interest paid on these borrowings amounted to $52,000. The balance of these borrowings was subsequently repaid in full in January 2008. The Company had no advances against this line during 2006.

Substantially all of the mainline track owned by the Company meets FRA Class 3 standards (permitting freight train speeds of 40 miles per hour), and the Company intends to continue to maintain this track at this level. The Company expended $3.5 million, $3.4 million and $2.9 million for additions and improvements to its track structure in 2007, 2006 and 2005, respectively. Deferred grant income of $520,000 in 2007, $121,000 in 2006 and $411,000 in 2005
financed a portion of these additions and improvements. Improvements to the Company's track structure are made, for the most part, by the Company's Maintenance of Way Department personnel.

In 2007, the Company paid dividends in the amount of $5.00 per share, aggregating $3,000, on its outstanding noncumulative preferred stock and $0.16 per share, aggregating $727,000, on its outstanding common stock. Continued payment of such dividends is contingent upon the Company's continuing to have the necessary financial resources available.

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

The property is located a half mile from I-195. In 2006, the Rhode Island Department of Transportation ("RIDOT") awarded a contract to construct
Waterfront Drive, which provides direct vehicular access from the interstate highway system to the South Quay, which project was completed in 2007. The planned extension by RIDOT of Waterfront Drive northward toward an industrial area in which the Company owns two additional waterfront parcels comprising 11 acres, creating direct access to such property, is in the design stage.

The City of East Providence has created a waterfront redevelopment area with a zoning overlay that would encourage development of offices, hotels, restaurants, shops, marinas, apartments and other "clean" employment. The Company has been cooperating with the City of East Providence in these efforts.

On January 10, 2008, subsequent to year-end, the Company entered into an agreement with GATX Corporation ("GATX") whereby GATX acquired 239,523 newly issued shares of the Company's common stock (4.99%) for approximately $5.5 million which is to be utilized for capital improvements to enhance the Company's operations. The Company and GATX also entered into an Exclusive Railcar Supply Agreement whereby GATX has the exclusive right to supply the Company with railcars for certain rail traffic on market-competitive terms to be determined by the two parties. In addition, the Company exchanged 72 of its mill gondolas for 137 open-top hoppers owned by GATX. The Company agreed to lease the 72 mill gondolas from GATX under operating leases for a period of up to 7 years at minimum annual rentals of $248,000. This amount is not significantly different from the rentals previously paid to GATX for the open-top hoppers which have been used by the Company to transport coal.

Selected Quarterly Financial Data

Historically, the Company has experienced lower operating revenues in the first quarter of the year. The following table sets forth selected financial data for each quarter of 2007 and 2006. The information for each of these quarters is unaudited but includes all normal recurring adjustments that the Company considers necessary for a fair presentation. These results, however, are not necessarily indicative of results for any future period.

                                               Year Ended December 31, 2007
                                          --------------------------------------
                                           First    Second     Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                          -------   -------   -------   -------
                                        (in thousands, except per share amounts)
Operating Revenues ....................   $ 5,185   $ 6,972   $ 7,296   $ 6,711
Other income ..........................       115       478       159       138
                                          -------   -------   -------   -------
Total revenues ........................     5,300     7,450     7,455     6,849
Operating expenses ....................     7,101     6,893     7,174     6,688
                                          -------   -------   -------   -------
Income (loss) before income taxes
 (benefit) ............................    (1,801)      557       281       161
Provision for income taxes
 (benefit) ............................      (640)      210       100       180
                                          -------   -------   -------   -------
Net income (loss) .....................   $(1,161)  $   347   $   181   $   (19)
                                          -------   -------   -------   -------

Basic and diluted income (loss) per
 common share .........................   $  (.26)  $   .08   $   .04   $   .00
                                          -------   -------   -------   -------


                                               Year Ended December 31, 2006
                                          --------------------------------------
                                           First    Second     Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                          -------   -------   -------   -------
                                        (in thousands, except per share amounts)
Operating Revenues ....................   $ 6,607   $ 7,243   $ 7,786   $ 6,815
Other income ..........................       180       244       682       267
                                          -------   -------   -------   -------
Total revenues ........................     6,787     7,487     8,468     7,082
Operating expenses ....................     7,188     7,080     7,134     6,820
                                          -------   -------   -------   -------
Income (loss) before income taxes
 (benefit) ............................      (401)      407     1,334       262
Provision for income taxes
 (benefit) ............................      (132)      148       425       119
                                          -------   -------   -------   -------
Net income (loss) .....................   $  (269)  $   259   $   909   $   143
                                          -------   -------   -------   -------

Basic and diluted income (loss) per
 common share .........................   $  (.06)  $   .06   $   .20   $   .03
                                          -------   -------   -------   -------

Inflation

In recent years, inflation has not had a significant impact on the Company's operations.

Seasonality

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during this period and to winter weather conditions.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, Fair Value Measurements, or SFAS 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. In February 2008, the implementation dates of certain provisions of SFAS 152 related to non-financial assets and liabilities were delayed until January 1, 2009. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 157 will have on its financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for the Company beginning January 1, 2008. If a company elects to apply the provisions of the statement to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. The Company is currently assessing whether we will elect to use the fair value option for any of the eligible items.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Cash and Cash Equivalents

As of December 31, 2007, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either the bank's prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had $900,000 of borrowings outstanding pursuant to the revolving line of credit agreement at December 31, 2007, which borrowings were subsequently repaid in full in January 2008. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                          INDEX TO FINANCIAL STATEMENTS



                                                        Page
                                                        ----
Report of Independent Registered Public Accounting
 Firm................................................   II-13

Balance Sheets as of December 31, 2007 and 2006......   II-14

Statements   of   Operations  for  the   Years   Ended
 December 31, 2007, 2006 and 2005....................   II-15

Statements of Shareholders' Equity for the Years Ended
 December 31, 2007, 2006 and 2005....................   II-16

Statements   of  Cash  Flows  for  the   Years   Ended
 December 31, 2007, 2006 and 2005....................   II-17

Notes to Financial Statements........................   II-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Providence and Worcester Railroad Company
Worcester, Massachusetts

We have audited the accompanying balance sheets of Providence and Worcester Railroad Company (the "Company") as of December 31, 2007 and 2006, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 19, 2008

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)


                                                                December 31,
                                                               2007        2006
                                                             -------     -------
ASSETS
Current Assets:
 Cash and cash equivalents ...........................      $   181     $ 1,253
 Accounts receivable, net of allowance for
  doubtful accounts of $150 in 2007 and $175 in 2006 .        2,726       3,244
 Materials and supplies ..............................          914       1,483
 Prepaid expenses and other current assets ...........           90         148
 Deferred income taxes ...............................          325         347
                                                            -------      -------
  Total Current Assets ...............................        4,236       6,475

Property and Equipment, net ..........................       78,964      76,591
Land Held for Development ............................       11,958      11,958
                                                            -------     -------
Total Assets .........................................      $95,158     $95,024
                                                            =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Borrowings under line of credit .....................      $   900      $    --
 Accounts payable ....................................        2,809        2,717
 Accrued expenses ....................................        1,511        1,433
                                                            -------      -------
  Total Current Liabilities ..........................        5,220        4,150
                                                            -------      -------
Profit-Sharing Plan Contribution .....................           --          178
                                                            -------      -------
Deferred Income Taxes ................................       11,969       12,051
                                                            -------      -------
Deferred Grant Income ................................        8,294        8,021
                                                            -------      -------

Commitments and Contingent Liabilities................

Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding 640
  shares in 2007 and 2006 ............................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,552,557 shares in 2007 and 4,534,056 shares
  in 2006 ............................................        2,276        2,267
 Additional paid-in capital ..........................       31,104       30,680
 Retained earnings ...................................       36,263       37,645
                                                            -------      -------
  Total Shareholders' Equity .........................       69,675       70,624
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $95,158      $95,024
                                                            =======      =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)


                                                      Years Ended December 31,
                                                    2007       2006       2005
                                                 --------   --------   --------

Revenues:
 Operating Revenues ...........................   $26,164    $28,451    $26,734
 Other Income .................................       890      1,373      1,208
                                                 --------   --------   --------
   Total Revenues .............................    27,054     29,824     27,942
                                                 --------   --------   --------

Expenses:
 Operating:
  Maintenance of way and structures ...........     3,746      3,971      3,776
  Maintenance of equipment ....................     3,539      3,692      2,908
  Transportation ..............................     8,598      8,555      7,892
  General and administrative ..................     5,205      4,544      4,333
  Depreciation ................................     2,884      2,829      2,764
  Taxes, other than income taxes ..............     2,223      2,299      2,056
  Car hire, net ...............................       818      1,095      1,123
  Employee retirement plans ...................       228        408        435
  Track usage fees ............................       615        829        827
                                                 --------   --------   --------
   Total Operating Expenses ...................    27,856     28,222     26,114
                                                 --------   --------   --------

(Loss) Income before Income Taxes .............      (802)     1,602      1,828

Provision for Income Taxes (Benefit) ..........      (150)       560        615
                                                 --------   --------   --------

Net (Loss) Income .............................      (652)     1,042      1,213

Preferred Stock Dividends .....................         3          3          3
                                                 --------   --------   --------

Net (Loss) Income Available to Common
 Shareholders .................................   $  (655)   $ 1,039    $ 1,210
                                                  =======    =======    =======

Basic and Diluted (Loss) Income Per Common
 Share ........................................   $  (.14)   $   .23    $   .27
                                                  =======    =======    =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in Thousands Except Per Share Amounts)

                                Years Ended December 31, 2007, 2006 and 2005
                                                   Additional            Share-
                              Preferred  Common     Paid-in   Retained  holders'
                                 Stock    Stock     Capital   Earnings   Equity
                                -------  -------   -------    -------   -------
Balance, January 1, 2005..      $    32  $ 2,241   $29,914    $36,840   $69,027

Issuance of 13,980 common
 shares to fund the Company's
 2005 profit sharing plan
 contribution ............                     7       181                  188
Issuance of 12,069 common
 shares for stock options
 exercised, employee stock
 purchases, and other.....                     6       135                  141
Dividends paid:
 Preferred stock,
  $5.00 per share ........                                         (3)       (3)
 Common stock,
  $.16 per share .........                                       (721)     (721)
Net income for the year...                                      1,213     1,213
                                -------  -------   -------    -------   -------
Balance, December 31, 2005.         32     2,254    30,230     37,329    69,845

Issuance of 13,011 common
 shares to fund the Company's
 2006 profit sharing plan
 contribution.............                     6       205                  211
Issuance of 13,489 common
 shares for stock options
 exercised, employee stock
 purchases, and other.....                     7       158                  165
Conversion of 5 shares of
 preferred stock into 500
 shares of common stock...          --        --                             --
Share-based compensation -
 options granted .........                              87                   87
Dividends paid:
 Preferred stock, $5.00 per
  share ..................                                         (3)       (3)
 Common stock, $.16 per share.                                   (723)     (723)
Net income for the year                                         1,042     1,042
                                -------  -------   -------    -------   -------
Balance, December 31, 2006.          32    2,267    30,680     37,645    70,624

Issuance of 9,581 common
 shares to fund the Company's
 2006 profit sharing plan
 contribution.............                     5       173                  178
Issuance of 8,920 common
 shares for stock options
 exercised, employee stock
 purchases, and other ....                     4       131                  135
Share based compensation -
 options granted .........                             120                  120
Dividends paid:
 Preferred stock,
  $5.00 per share ........                                         (3)       (3)
 Common stock,
  $.16 per share .........                                       (727)     (727)
Net loss for the year.....                                       (652)     (652)
                                -------  -------   -------    -------   -------
Balance, December 31, 2007.     $    32  $ 2,276   $31,104    $36,263   $69,675
                                =======  =======   =======    =======   =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                     Years Ended December 31,
                                                  2007        2006        2005
                                                -------     -------     -------
Cash Flows from Operating Activities:
 Net (loss) income ............................ $  (652)    $ 1,042     $ 1,213
 Adjustments to reconcile net income to net
  cash flows from operating activities:
   Depreciation ...............................   2,884       2,829       2,764
   Amortization of deferred grant income ......    (247)       (240)       (234)
   Profit-sharing plan contribution to be
     funded with common stock .................      --         178         211
   Gains from sale, condemnation and
     disposal of property, equipment and
     easements, net ...........................    (288)       (766)       (691)
   Deferred income taxes ......................     (60)        503         395
   Share-based compensation ...................     165         115          29
   Increase (decrease) in cash and cash
     equivalents from:
     Accounts receivable ......................     684        (127)        425
     Materials and supplies ...................     569         171         235
     Prepaid expenses and other ...............      58           4          87
     Accounts payable and accrued expenses ....     206          77         475
                                                -------     -------     -------
 Net cash flows from operating activities .....   3,319       3,786       4,909
                                                -------     -------     -------
Cash Flows from Investing Activities:
 Purchase of property and equipment ...........  (5,293)     (5,077)     (5,011)
 Proceeds from sale and condemnation of
  property, equipment and easements ...........     288         863         691
                                                -------     -------     -------
 Net cash flows used in investing activities     (5,005)     (4,214)     (4,320)
                                                -------     -------     -------
Cash Flows from Financing Activities:
 Net borrowings under line of credit ..........     900          --          --
 Dividends paid ...............................    (730)       (726)       (724)
 Issuance of common shares for stock options
  exercised and employee stock purchases ......      90         137         112
 Proceeds from deferred grant income ..........     354         207         351
                                                -------     -------     -------
 Net cash flows from (used in) financing
  activities ..................................     614        (382)       (261)
                                                -------     -------     -------
(Decrease) Increase in Cash and Cash
 Equivalents ..................................  (1,072)       (810)        328
Cash and Cash Equivalents, Beginning of Year ..   1,253       2,063       1,735
                                                -------     -------     -------
Cash and Cash Equivalents, End of Year ........ $   181     $ 1,253     $ 2,063
                                                =======     =======     =======

Supplemental Disclosures:

 Cash paid during year for interest ........... $    47     $    --     $    --

 Cash paid during year for income taxes ....... $    --     $   136     $    --
                                                =======     =======     =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Dollars in Thousands Except Per Share Amounts)

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

     One customer accounted for 13.8%, 14.8% and 13.3% of the Company's operating revenues in 2007, 2006 and 2005, respectively, and this customer accounted for 8.2% and 13.9% of total accounts receivable at December 31, 2007 and 2006, respectively.

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

     Deferred Grant Income
     ---------------------

     The Company has availed itself of various federal and state programs administered by the states of Connecticut, Massachusetts and Rhode Island for reimbursement of expenditures for capital improvements. In order to receive reimbursement, the Company must submit requests for the projects, including cost estimates. The Company receives from 70% to 100% of the costs of such projects, which have included bridges, track structure and public improvements. To the extent that such grant proceeds are used to fund capital improvements to bridges and track structure, they are recorded as deferred grant income and amortized into operating revenues on a straight-line basis over the estimated useful lives of the related improvements ($247 in 2007, $240 in 2006 and $234 in 2005).

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

     Income Taxes
     ------------

     The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Prior to 2007, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of the loss was reasonably determinable. In 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As a result, reserves recorded subsequent to adoption are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is "more likely than not" to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense.

     Deferred income taxes are recorded based on the differences between the financial statement and tax basis of assets and liabilities. Such deferred income taxes are also adjusted to reflect changes in the U.S. tax laws when enacted and changes in state tax rates. Valuation allowances are recorded against deferred tax assets that are not expected to be realized.

     (Loss) Income per Common Share
     ------------------------------

     Basic (loss) income per common share is computed using the weighted average number of common shares outstanding during each year. Diluted (loss) income per common share reflects the effect of the Company's outstanding convertible preferred stock (using the if-converted method) and options (using the treasury stock method), except where such items would be antidilutive.

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:


                                                     Years Ended December 31,
                                                   2007        2006        2005
                                               ---------   ---------   ---------

     Weighted average shares for basic ......  4,545,160   4,522,763   4,495,683
     Dilutive effect of convertible preferred
      stock and options .....................         --      79,603      77,975
                                               ---------   ---------   ---------
     Weighted average shares for diluted ....  4,545,460   4,602,366   4,573,658
                                               =========   =========   =========

     Options to purchase 43,634, 3,731 and 5,029 shares of common stock were outstanding during 2007, 2006 and 2005, respectively, but were not included in the computation of diluted (loss) earnings per common share because their effect would be antidilutive. Shares of preferred stock convertible into 64,000 shares of common stock were outstanding during 2007 but were not included in the computation of the diluted loss per common share because of their antidilutive effect.

     Use of Estimates
     ----------------

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The Company's principal estimates include the allowance for doubtful accounts, useful lives of properties, accrued liabilities including legal and other contingencies, and income taxes.

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

     Comprehensive Income equals net income for 2007, 2006 and 2005.

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

     Recent Accounting Pronouncements
     --------------------------------

     In September 2006, the FASB issued Statement of Financial Accounting Standards 157, Fair Value Measurements, or SFAS 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. In February 2008, the implementation dates of certain provisions of SFAS 157 related to non-financial assets and liabilities were delayed until January 1, 2009. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 157 will have on its financial position and results of operations.

     In February 2007, the FASB issued Statement of Financial Accounting Standards 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for the Company beginning January 1, 2008. If a company elects to apply the provisions of the statement to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. The Company is currently assessing whether we will elect to use the fair value option for any of the eligible items.

2.   Share-Based Compensation

     The Company has a non-qualified stock option plan ("SOP") covering all management personnel who have a minimum of one year of service with the Company and who are not holders of a majority of either its outstanding common stock or its outstanding preferred stock. In addition, the Company's outside directors are eligible to participate in the SOP. The Company's stockholders have authorized 5% of the shares of common stock outstanding (227,628 shares at December 31, 2007) for issuance under the SOP. Options granted under the SOP, which are fully vested when granted, are exercisable over a ten year period at the closing market price for the Company's common stock on the last business day of the year prior to the date the options are granted. The Company issues new common stock to satisfy stock options exercised.

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," (SFAS No. 123(R)) using the modified prospective method. This method requires that companies recognize compensation expense for new stock option grants and the unvested portion of prior stock option grants at their fair value on the grant date and recognize this expense over the requisite service period for awards expected to vest. All of the Company's stock options granted prior to January 1, 2006 were 100% vested and as a result did not impact the amount of expense recorded during 2007 or 2006. The 2005 financial statements were not restated for the effects of adopting SFAS No. 123(R). As a result of adopting SFAS No. 123(R), stock- based employee compensation expense, net of income taxes, in the amounts of $77 and $56, have been charged against income in 2007 and 2006, respectively, for stock options granted during those years. The Company's policy is to estimate the fair market value of each option granted on the date of grant, the first business day in January of each year, using the Black-Scholes option pricing model, and record the compensation expense on a straight- line basis over the year in which the grant was made.

     The following table illustrates the effect on the net income and net income per share for 2005 as if the fair value based method of SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied for all outstanding awards for periods prior to the adoption of SFAS No. 123(R).

     Net income ................................      $1,213
     Preferred stock dividends .................           3
                                                      ------
     Net income available to common shareholders
     as reported ...............................       1,210
     Less impact of stock option expense .......          42
                                                      ------
     Pro forma .................................      $1,168
                                                      ======
     Basic and diluted income per share as
     reported ..................................      $  .27
     Less impact of stock option expense .......         .01
                                                      ------
     Pro forma .................................      $  .26
                                                      ======

     Key assumptions used to apply the Black-Scholes option pricing model are set forth below:

                                             2007       2006       2005
                                          ---------  ---------  ---------
     Average risk-free interest rate          4.68%      4.32%      3.94%
     Expected life of option grants           7.0 years  7.0 years  7.0 years
     Expected volatility of underlying stock  87%        88%        65%
     Expected dividend payment rate, as a
      percentage of the share price on the
      date of grant                           .82%       1.07%      1.19%
     Weighted average grant date fair value $14.39     $10.70      $8.02

     The following table summarizes the stock option activity under the Company's plan for 2005, 2006 and 2007:

                                                           Weighted Average
                                                            ----------------
                                             Number of      Exercise   Fair
                                             Options          Price    Value
                                             ------          ------   ------
     Outstanding and exercisable at
      January 1,2005 ...................     46,223          $ 9.47

     Granted ...........................      8,260            13.49  $ 8.02
     Exercised .........................     (4,006)          10.35
     Expired ...........................     (5,809)           8.95
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2005 ................     44,668           10.20

     Granted ...........................      8,140           14.90   $10.70
     Exercised .........................     (7,338)           9.11
     Expired ...........................     (4,326)          11.61
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2006 ................     41,144           11.18

     Granted ...........................      8,310           19.50  $ 14.39
     Exercised .........................     (1,853)          11.58
     Expired ...........................     (3,967)          12.56
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2007 ................     43,634          $12.62
                                             ======          ======   ======

     The total intrinsic value of options exercised for the years ended December 31, 2007 and 2006 totaled approximately $14 and $76, and cash proceeds from the exercise of stock options totaled approximately $21 and $67 for the years ended December 31, 2007 and 2006, respectively. The income tax benefits realized from the exercise of stock options was not material for the periods presented.

     The aggregate intrinsic value of the stock options outstanding, based on the closing stock price of the Company's common stock as of December 31, 2007 and 2006, totaled approximately $174 and $342, respectively.

     Common Stock Awards
     -------------------

     The Company has awarded certain of its employees common stock under stock award plans. During the years ended December 31, 2007, 2006 and 2005, the Company awarded 2,575, 1,775 and 2,135 shares, respectively. The compensation expense recorded for these awards was $45, $28 and $29 for 2007, 2006 and 2005, respectively.

3.   Property and Equipment

     Property and equipment consists of the following:


                                                              December 31,
                                                           2007           2006
                                                         -------        -------
     Land and improvements, excluding land held
     for development ..........................          $11,587        $11,458
     Track structure ..........................           78,840         74,572
     Buildings and other structures ...........            8,612          8,372
     Equipment ................................           26,780         26,295
                                                         -------        -------
                                                         125,819        120,697
     Less accumulated depreciation ............           46,855         44,106
                                                         -------        -------
     Total property and equipment, net ........          $78,964        $76,591
                                                         =======        =======


4.   Land Held for Development

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

     The property is located a half mile from I-195. In 2006, the Rhode Island Department of Transportation awarded a contract for roadway improvements to provide direct vehicular access from the interstate highway system to the South Quay. The project is anticipated to be substantially complete in 2009.

     The City of East Providence has created a waterfront redevelopment area with a zoning overlay that would encourage development of offices, hotels, restaurants, shops, marinas, apartments and other "clean" employment. The Company has been cooperating with the City of East Providence in these efforts.

5.   Revolving Line of Credit

     The Company has a revolving line of credit with its principal bank in the amount of $5,000 expiring May 31, 2009. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company pays no commitment fee on this line and has no compensating balance requirements. During the second quarter of 2007, the Company borrowed $1,200 under this line and repaid $300 during the fourth quarter leaving an outstanding balance of $900 at December 31, 2007. This balance was repaid in full in January 2008. Interest expense of $52 was incurred during 2007 and is included in general and administrative expense.

6.   Accrued Expenses

     Accrued expenses consist of the following:


                                                              December 31,
                                                           2007           2006
                                                         -------        -------
     Salaries and wages .......................          $   540        $   535
     Payroll taxes ............................              134            154
     Simplified employee pension plan
     contributions ............................              209            212
     Legal and professional fees ..............              138             92
     Casualty loss claims .....................              308            310
     Other ....................................              182            130
                                                         -------        -------
                                                         $ 1,511        $ 1,433
                                                         =======        =======

7.   Other Income

     Other income consists of the following: Years Ended December 31,

                                                   2007        2006        2005
                                                  ------      ------      ------

     Gains from sale, condemnation and
      disposal of property, equipment and
      easements, net ......................       $  288      $  766      $  691
     Rentals and license fees under various
      operating leases ....................          577         547         486
     Interest .............................           25          60          31
                                                  ------      ------      ------
                                                  $  890      $1,373      $1,208
                                                  ======      ======      ======

8.   Income Taxes (Benefit)

     The provision for income taxes (benefit) consists of the following:

                                                     Years Ended December 31,
                                                   2007        2006       2005
                                                  ------      ------     ------

     Current:
      Federal ..........................          $  (90)     $   51     $  202
      State ............................              --           6         18
                                                  ------      ------     ------
                                                     (90)         57        220
     Deferred, Federal and State .......             (60)        503        395
                                                  ------      ------     ------
                                                  $ (150)     $  560     $  615
                                                  ======      ======     ======

     The following summarizes the estimated tax effect of temporary differences that are included in the net deferred income tax provision:

                                                    Years Ended December 31,
                                                   2007        2006       2005
                                                  -----       -----      -----
     Depreciation ...........................     $ 495       $ 508      $ 462
     Deferred grant income ..................       (96)         42        (63)
     Net operating loss carry forward .......      (362)         --         --
     Contribution carry forward .............       (75)         --         --
     Accrued casualty and other claims ......         1          21         37
     Accrued compensated time off and related
      payroll taxes .........................        12         (39)       (25)
     Share based compensation ...............       (42)        (31)        --
     Other ..................................         7           2        (16)
                                                  -----       -----      -----
                                                  $ (60)      $ 503      $ 395
                                                  =====       =====      =====

     In 2007, 2006 and 2005 the Company generated Railroad Track Maintenance Credits in the amount of $3,369. These credits may be utilized, subject to certain limitations, to offset the Company's current federal income tax liability. Any credits not utilized in the year earned may be carried forward to offset future income tax liabilities for a period of 20 years. None of these credits have been utilized to date and, therefore, such unused credits constitute deferred income tax assets. Such assets, however, have been fully reserved since their future realization is not assured.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income tax liability as of December 31, 2007 and 2006 are as follows:


                                                               December 31,
                                                            2007          2006
                                                          -------       -------
     Deferred income tax liabilities -
      Differences between book and tax basis
      of property and equipment ...............           $15,423       $14,928
                                                          -------       -------
     Deferred income tax assets:
      Deferred grant income ...................             2,944         2,848
      Net operating loss carry forward ........               362            --
      Contribution carry forward ..............                75            --
      Accrued casualty and other claims .......               109           110
      Accrued compensated time off and related
       payroll taxes ..........................               162           174
      Share based compensation ................                73            31
      Allowance for doubtful accounts and other                54            61
                                                          -------       -------
                                                            3,779         3,224
                                                          -------       -------

     Net deferred income tax liability ........           $11,644       $11,704
                                                          =======       =======

     A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

                                                      Years Ended December 31,
                                                     2007       2006       2005
                                                     ----       ----       ----
     Federal statutory rate ..............            (34%)       34%        34%
     Railroad track maintenance credits ..             14         (2)        (3)
     Non deductible expenses, state income
      taxes, etc. ........................              1          3          3
                                                     ----       ----       ----
     Effective tax rate ..................            (19%)       35%        34%
                                                     ====       ====       ====

     The Company is subject to U.S. federal income tax as well as income tax in the Commonwealth of Massachusetts. All U.S. federal income tax matters through 2006 have been concluded. Massachusetts income tax matters have been concluded through 2004.

9.   Commitments and Contingent Liabilities

     The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

     On January 29, 2002, the Company received a "Notice of Potential Liability" from the United States Environmental Protection Agency ("EPA") regarding an existing Superfund Site that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these "Notice" letters to potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Site. Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study ("RI/FS") phase of the clean-up at the Site, which will take approximately two or more years to complete. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice letters (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). On December 15, 2003, the EPA issued a second "Notice of Potential Liability" letter to the Company regarding the Site. EPA again identified the Company as a PRP, this time because EPA "believes that [the Company] accepted hazardous substance for transport to disposal or treatment facilities and selected the site for disposal." The Company responded again to EPA stating that it is interested in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site. The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA and, therefore, no liability has been accrued for this matter.

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

10.  Employee Benefit Plans

     Defined Contribution Retirement Plans
     -------------------------------------

     The Company has a deferred profit-sharing plan ("Plan") which covers all of its employees who are members of its collective bargaining units. Contributions to the Plan are required in years in which the Company has income from "railroad operations" as defined in the Plan. Contributions are to be equal to at least 10% but not more than 15% of the greater of income before income taxes or income from railroad operations subject to a maximum contribution of $3.5 per eligible employee. Contributions to the Plan may be made in cash or in shares of the Company's common stock valued at the closing market price for the Company's stock on the last business day of the year prior to the date the options are granted. Contributions accrued under this Plan amounted to $178 in 2006 and $211 in 2005. No contribution is being made for 2007. The Company made its 2006 and 2005 contributions in newly issued shares of its common stock.

     The Company also has a Simplified Employee Pension Plan ("SEP") which covers substantially all employees who are not members of one of its collective bargaining units. Contributions to the SEP are discretionary and are determined annually as a percentage of each covered employee's compensation up to the maximum amount allowable by law. Contributions accrued under the SEP amounted to $208 in 2007, $212 in 2006 and $208 in 2005 which, in each year, was less than the maximum amount allowable by law.

     Employee Stock Purchase Plan
     ----------------------------

     The Company has an Employee Stock Purchase Plan ("ESPP") under which eligible employees may purchase registered shares of common stock at 85% of the market price for such shares. An aggregate of 200,000 shares of common stock are authorized for issuance under the ESPP which was established in 1997. Any shares purchased under the ESPP are subject to a two year lock-up. ESPP purchases amounted to 4,492 shares in 2007, 4,376 shares in 2006 and 5,928 shares in 2005.

11.  Preferred Stock

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

12.  Subsequent Event

     On January 10, 2008 the Company entered into an agreement with GATX Corporation ("GATX") whereby GATX acquired 239,523 (approximately 4.99%) newly issued shares of the Company's common stock for approximately $5.5 million to be utilized for capital improvements to enhance the Company's railroad lines. The parties also entered into an Exclusive Railcar Supply Agreement whereby GATX has the exclusive right to supply the Company with railcars for certain rail traffic on market-competitive terms to be determined by the two parties. In addition the Company exchanged 72 of its mill gondolas for 137 open-top hoppers owned by GATX. The Company agreed to lease the 72 mill gondolas from GATX under operating leases for a period of up to 7 years at a minimum annual rental of $248.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

None.

Item 9A. Controls and Procedures
--------------------------------

Management's Report Regarding the Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, the Company's disclosure controls and procedures were effective.

Management's Report Regarding the Effectiveness of Internal Controls and Procedures

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate as a result of changes in conditions, or that the degree of compliance with the applicable polices and procedures may deteriorate.

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the Company's internal control over financial reporting as of the end of the period covered by this annual report based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Such evaluation included reviewing the documentation of the Company's internal controls, evaluating the design effectiveness of the internal controls and testing their operating effectiveness.

Based on such evaluation, the Company's management has concluded that as of the end of the period covered by this annual report, the Company's internal control over financial reporting was effective.

Item 9B. Other Information
--------------------------

None.

                               PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

For information with respect to the directors of the Company, see Pages 2 through 7 and 10 and 11 of the Company's definitive proxy statement for the 2008 annual meeting of its shareholders, which pages are incorporated herein by reference.

The following are the executive officers of the Company:

                                                Date of First
Name                       Age      Position  Election to Office
----                       ---      --------  ------------------
Robert H. Eder              75      Chairman         1980
P. Scott Conti              50      President        2005
David F. Fitzgerald         57      Vice President   2005
Frank K. Rogers             46      Vice President   2005
Robert J. Easton            64      Treasurer        1988
Marie A. Angelini           49      Secretary        2007

Any officer elected or appointed by the Company's Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors. Mr. Conti served as Vice President from 1999 until his election as President in 2005. Prior to that, he served first as Engineering Manager beginning with his hiring in 1988, and then as Chief Engineer after joining the Company in 1988. Mr. Fitzgerald joined the Company in 1973 and served as Superintendent of Transportation prior to his election as Vice President in 2005. Mr. Rogers joined the Company in 1994 and served as Director of Marketing prior to his election as Vice President in 2005. Ms. Angelini joined the Company in 2005 and served as Assistant General Counsel prior to her election as Secretary in 2007.

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

Item 11. Executive Compensation
-------------------------------

See pages 6 and 7 and 10 through 17 of the Company's definitive proxy statement for the 2008 annual meeting of its shareholders, which pages are incorporated herein by reference.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

See pages 8 and 9 of the Company's definitive proxy statement for the 2008 annual meeting of its shareholders, which pages are incorporated herein by reference.

                                     III-1

The following table sets forth information as of the end of the Company's most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                       Number of Securities                        Number of
                       To be Issued Upon     Weighted Average      Securities
                           Exercise of       Exercise Price of     Remaining
                       Outstanding Options  Outstanding Options  Available For
     Plan Category     Warrants and Rights  Warrants and Rights  Future Issuance
     -------------    --------------------  -------------------  ---------------

Equity compensation
plans approved
by security holders ..       43,634              $ 12.62            302,976

Equity compensation
plans not approved by
security holders .....          N/A                  N/A            182,220

Total ................       43,634              $ 12.62            485,196

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

See pages 2 and 17 of the Company's definitive proxy statement for the 2008 annual meeting of its shareholders which pages are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

See pages 17 and 18 of the Company's definitive proxy statement for the 2008 annual meeting of its shareholders which pages are incorporated herein by reference.

                                     III-2

                                PART IV

Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------


(a)  (1)  All financial statements:

          An index of financial statements is included in Item 8, page II-12 of this annual report

     (2)  Financial Statement schedule:
          Schedule II Valuation and Qualifying Accounts........Page IV-4

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


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                               /s/ Robert H. Eder
                               ------------------

                                By Robert H. Eder
                             Chief Executive Officer
                              Dated: March 25, 2008



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                Title                  Date
     ---------                -----                  ----
/s/ Robert H. Eder
________________________ Chief Executive        March 25, 2008
Robert H. Eder           Officer
                         and Chairman
                         (Principal
                         Executive Officer)

/s/ P. Scott Conti
________________________ President and          March 25, 2008
P. Scott Conti           Director
                         (Chief Operating
                         Officer)
/s/ Robert J. Easton
________________________ Treasurer              March 25, 2008
Robert J. Easton         (Principal financial
                         officer and principal
                         accounting officer)
/s/ Richard W. Anderson
________________________ Director               March 25, 2008
Richard W. Anderson
Richard W. Anderson
/s/ Frank W. Barrett
________________________ Director               March 25, 2008
Frank W. Barrett
/s/ J. Joseph Garrahy
________________________ Director               March 25, 2008
J. Joseph Garrahy

                                                                     SCHEDULE II

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                              (IN THOUSAND DOLLARS)

         Column A        Column B    Column C Additions    Column D   Column E
         --------        --------    ------------------    --------   --------
                                      (1)        (2)
                         Balance   Charged to Charged to              Balance
                            at     costs and    other                  at end
       Description      beginning   expenses   accounts   Deductions     of
                        of period              describe      (A)       period
Allowance for doubtful
 accounts:
Year ended
 December 31, 2007.....   $175         $  0                  $ 25        $150
                          ====         ====                  ====        ====
Year ended
 December 31, 2006.....   $175         $  0                  $  0        $175
                          ====         ====                  ====        ====
Year ended
 December 31, 2005.....   $125         $ 50                  $  0        $175
                          ====         ====                  ====        ====

(A)   Adjustment of allowance.

                                                                      EXHIBIT 23




CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-65937, 333-65949, and 333-21617 on Form S-8 of our report dated March 19,
2008, relating to the financial statements and financial statement schedule of Providence and Worcester Railroad Company, appearing in this Annual Report on Form 10-K of Providence and Worcester Railroad Company for the year ended December 31, 2007.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 24, 2008

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

DATE:  March 25, 2008
                                          /s/ Robert H. Eder
                                     By:
                                         ______________________________
                                         Robert H. Eder
                                         Chairman of the Board
                                          and Chief Executive Officer

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

DATE:  March 25, 2008
                                         /s/ Robert J. Easton
                                     By:
                                         ______________________________
                                         Robert J. Easton
                                         Treasurer and Principal
                                          Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providence and Worcester Railroad Company (the Company) on form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the  requirements of Section 13 (a) or 15
          (d) of the Securities Exchange Act of 1934; and

      (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                 /s/ Robert H. Eder

                                _____________________________
                                Robert H. Eder,
                                Chairman of the Board and Chief
                                Executive Officer
                                March 25, 2008

In connection with the Annual Report of Providence and Worcester Railroad Company (the Company) on form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the  requirements  of Section 13(a) or 15
          (d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                                 /s/ Robert J. Easton

                                _____________________________
                                Robert J. Easton,
                                Treasurer and Chief Financial Officer
                                Treasurer and Chief Financial Officer
                                March 25, 2008