Form 10-Q
period 2008-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2008-05-14
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended March 31, 2008

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

As of May 1, 2008, the registrant has 4,794,952 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index



   Part I - Financial Information

     Item 1 - Financial Statements:

              Balance Sheets - March 31, 2008
              (Unaudited) and December 31, 2007............................3

              Statements of Operations (Unaudited) -
              Three Months Ended March 31, 2008 and 2007...................4

              Statements of Cash Flows (Unaudited) -
              Three Months Ended March 31, 2008 and 2007...................5

              Notes to Financial Statements (Unaudited)..................6-8

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations............9-11

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk..12

     Item 4 - Controls and Procedures.....................................12

   Part II - Other Information:

     Item 2 - Unregistered Sales of  Equity Securities
              and Use of Proceeds.........................................12

     Item 5 - Reports on Form 8-K.........................................12

     Item 6 - Exhibits.................................................12-13


   Signatures.............................................................14

                         Part I - Financial Information
                         ------------------------------

Item 1.  Financial Statements
-----------------------------


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                          MARCH 31, DECEMBER 31,
                                                             2008         2007
                                                         (Unaudited)
                                                            -------      -------
Current Assets:
 Cash and cash equivalents ...........................      $ 2,961      $   181
 Accounts receivable, net of allowance for
  doubtful accounts of $150 in 2008 and 2007 .........        2,930        2,726
 Materials and supplies ..............................          761          914
 Prepaid expenses and other current assets ...........          117           90
 Deferred income taxes ...............................          330          325
                                                            -------      -------
  Total Current Assets ...............................        7,099        4,236
Property and Equipment, net ..........................       78,585       78,964
Land Held for Development ............................       11,958       11,958
                                                            -------      -------
Total Assets .........................................      $97,642      $95,158
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Borrowings under line of credit .....................      $  --        $   900
 Accounts payable ....................................        2,312        2,809
 Accrued expenses ....................................        1,406        1,511
                                                            -------      -------
  Total Current Liabilities ..........................        3,718        5,220
                                                            -------      -------
Deferred Income Taxes ................................       11,524       11,969
                                                            -------      -------
Deferred Grant Income ................................        8,247        8,294
                                                            -------      -------
Commitments and Contingent Liabilities (Note 6).......
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  640 shares in 2008 and 2007 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,794,952 shares in 2008 and 4,552,557
  shares in 2007 .....................................        2,398        2,276
 Additional paid-in capital ..........................       36,577       31,104
 Retained earnings ...................................       35,146       36,263
                                                            -------      -------
  Total Shareholders' Equity .........................       74,153       69,675
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $97,642      $95,158
                                                            =======      =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF OPERATIONS (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)



                                                    Three Months Ended March 31,
                                                              2008        2007
                                                            -------     -------
Revenues:
 Operating Revenues ..................................      $ 5,996     $ 5,185
 Other Income ........................................          119         115
                                                            -------     -------
   Total Revenues ....................................        6,115       5,300
                                                            -------     -------

Operating Expenses:
 Maintenance of way and structures ...................        1,374       1,344
 Maintenance of equipment ............................          842         840
 Transportation ......................................        2,251       1,954
 General and administrative ..........................        1,327       1,328
 Depreciation ........................................          719         707
 Taxes, other than income taxes ......................          616         591
 Car hire, net .......................................          202         183
 Employee retirement plans ...........................           58          59
 Track usage fees ....................................           98          95
                                                            -------     -------
   Total Operating Expenses ..........................        7,487       7,101
                                                            -------     -------
Loss before Income Tax Benefit .......................       (1,372)     (1,801)
Income Tax Benefit ...................................         (450)       (640)
                                                            =======     =======
Net Loss .............................................         (922)     (1,161)

Preferred Stock Dividends ............................            3           3
                                                            -------     -------
Net Loss Attributable to Common Shareholders .........      $  (925)    $(1,164)
                                                            =======     =======

Basic and Diluted Loss Per Common Share ..............      $  (.19)    $  (.26)
                                                            =======     =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                    Three Months Ended March 31,
                                                             2008         2007
                                                           -------       ------
Cash Flows from Operating Activities:
Net loss .............................................     $  (922)     $(1,161)
Adjustments to reconcile net loss to net cash
 flows from (used in) operating activities:
 Depreciation ........................................         719          707
 Amortization of deferred grant income ...............         (63)         (60)
 Gains from sale and disposal of property,
  equipment and easements, net .......................        --             (6)
 Deferred income taxes ...............................        (450)        (640)
 Share-based compensation ............................          68           66
 Increase (decrease) in cash from:
  Accounts receivable ................................        (354)         509
  Materials and supplies .............................         153          (93)
  Prepaid expenses and other current assets ..........         (27)         (16)
  Accounts payable and accrued expenses ..............        (388)       1,223
                                                           -------       ------
Net cash flows (used in) from operating
 activities ..........................................      (1,264)         529
                                                           -------       ------

Cash flows from Investing Activities:
Purchase of property and equipment ...................        (554)      (1,146)
Proceeds from sale of property, equipment and
 easements ...........................................        --              6
                                                           -------       ------
Net cash flows used in investing activities ..........        (554)      (1,140)
                                                           -------       ------

Cash Flows from Financing Activities:
Dividends paid .......................................        (195)        (185)
Payments of borrowings under line of credit ..........        (900)        --
Issuance of common shares to GATX Corporation ........       5,509
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          18           18
Proceeds from deferred grant income ..................         166         --
                                                           -------       ------
Net cash flows from (used in) financing
 activities ..........................................       4,598         (167)
                                                           -------       ------

Increase (Decrease) in Cash and Cash
 Equivalents .........................................       2,780         (778)
Cash and Cash Equivalents, Beginning of
 Period ..............................................         181        1,253
                                                           -------       ------
Cash and Cash Equivalents, End of Period .............     $ 2,961      $   475
                                                           =======      =======
Supplemental Disclosures:
 Cash paid during the three months for
  interest ...........................................     $     5      $  --
                                                           =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                   THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements of the Providence and Worcester Railroad Company (the "Company") contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the three months ended March 31, 2008 and 2007. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

2.   Changes in Shareholders' Equity:
                                                                        Total
                                                    Additional          Share
                              Preferred   Common     Paid-in   Retained holders'
                                Stock     Stock      Capital   Earnings Equity
                               -------    -------    -------   -------  -------
     Balance December 31,2007..$    32    $ 2,276    $31,104   $36,263  $69,675
     Issuance of 239,523
      shares to GATX
      Corporation .............               120      5,389              5,509
     Issuance of 2,872
      common shares for
      employee stock
      purchases, stock
      options exercised and
      employee stock awards ...                 2         49                 51
     Share-based
      compensation,
      options granted .........                           35                 35
     Dividends:
      Preferred stock,
      $5.00 per share .........                                     (3)      (3)
      Common stock, $.04
      per share ...............                                   (192)    (192)
     Net loss for the
      period ..................                                   (922)    (922)
                               -------    -------    -------   -------  -------

     Balance March 31,2008 ....$    32    $ 2,398    $36,577   $35,146  $74,153
                               =======    =======    =======   =======  =======

     On January 10, 2008 the Company entered into an agreement with GATX Corporation ("GATX") whereby GATX acquired 239,523 (approximately 4.99%) newly issued shares of the Company's common stock for $5,509 to be utilized for capital improvements to enhance the Company's railroad lines. The parties also entered into an Exclusive Railcar Supply Agreement whereby GATX has the exclusive right to supply the Company with railcars for certain rail traffic on market- competitive terms to be determined by the two parties. In addition the Company exchanged 72 of its mill gondolas for 137 open-top hoppers owned by GATX. The Company agreed to lease the 72 mill gondolas from GATX under operating leases for a period of up to 7 years at an annual rental of $248.

3.   Other Income:
                                                                 2008      2007
                                                                 ----      ----
     Gains from sale and disposal of
      property, equipment and easements,
      net ..............................                         $ --      $  6
     Rentals ...........................                          104        99
     Interest ..........................                           15        10
                                                                 ----      ----
                                                                 $119      $115
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

     A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

                                                            2008         2007
                                                         ---------    ---------
     Weighted-average shares for basic ......            4,769,462    4,534,518
     Dilutive effect of convertible preferred
      stock and stock options ...............                 --           --
                                                         ---------    ---------
     Weighted-average shares for diluted ....            4,769,462    4,534,518
                                                         =========    =========

     Preferred Stock convertible into 64,000 shares of Common Stock at the rate of 100 shares of Common Stock for each one share of Preferred Stock was outstanding during the quarters ended March 31, 2008 and 2007. In addition, options to purchase 48,833 and 48,732 shares of common stock were outstanding during the quarters ended March 31, 2008 and 2007, respectively. These Common Stock equivalents were not included in the computation of the diluted loss per share in either of the quarters because their effect would be anti-dilutive.

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

6.   Dividends:

     On April 30, 2008, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable May 27, 2008 to shareholders of record May 12, 2008.

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


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                                                Three Months Ended March 31,
                                            -----------------------------------
                                                  2008                2007
                                            -----------------------------------
                                             (In thousands, except percentages)
Freight Revenues:
  Conventional carloads .......             $5,279    88.0%      $4,181    80.6%
  Containers ..................                369     6.2          772    14.9
  Other freight related .......                235     3.9          150     2.9
Other operating revenues ......                113     1.9           82     1.6
                                            ------   -----       ------   -----
     Total ....................             $5,996   100.0%      $5,185   100.0%
                                            ======   =====       ======   =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                                Three Months Ended March 31,
                                            -----------------------------------
                                                  2008                 2007
                                            -----------------------------------
                                             (In thousands, except percentages)
Salaries, wages, payroll taxes
 and employee benefits ........              $3,937      65.7%   $3,750    72.3%
Casualties and insurance ......                 225       3.8       233     4.5
Depreciation ..................                 719      12.0       707    13.6
Diesel fuel ...................                 705      11.7       464     9.0
Car hire, net .................                 202       3.4       183     3.5
Purchased services, including
 legal and professional fees ..                 508       8.5       468     9.0
Repair and maintenance of
 equipment ....................                 308       5.1       417     8.1
Track and signal materials ....                 274       4.6       416     8.0
Track usage fees ..............                  98       1.6        95     1.8
Other materials and supplies ..                 297       4.9       334     6.5
Other .........................                 476       7.9       505     9.7
                                             ------     -----    ------   -----
  Total .......................               7,749     129.2     7,572   146.0
  Less capitalized and
   recovered costs ............                 262       4.3       471     9.1
                                             ------     -----    ------   -----
     Total ....................              $7,487     124.9%   $7,101   136.9%
                                             ======     =====    ======   =====


Operating Revenues:

Operating revenues increased $811,000, or 15.6%, to $6.0 million in the first quarter of 2008 from $5.2 million in the first quarter of 2007. This increase is the net result of a $1.1 million (26.3%) increase in conventional freight revenues, an $85,000 (56.7%) increase in other freight related revenues, and a $31,000 (37.8%) increase in other operating revenues, partially offset by a $403,000 (52.2%) decrease in container freight revenues.

The increase in conventional freight revenues is attributable to a 24.8% increase in traffic volume and a small (1.2%) increase in the average revenue received per conventional carloading. The Company's conventional carloadings increased by 1,165 to 5,863 in the first quarter of 2008 from 4,698 in the first quarter of 2007.

Shipments of ethanol, coal, automobiles and steel ingots accounted for most of the increase in traffic volume. Ethanol and automobiles are commodities which the Company began hauling during the second half of 2007. These increases were somewhat offset by declines in shipments of construction aggregate, chemicals, building products and other commodities during the first quarter. These decreases largely relate to the economic slow-down which the United States economy is currently undergoing. The small increase in the average revenue received per conventional carloading is mostly attributable to a change in the mix of commodities hauled.

The decrease in container freight revenues is the result of a 55.3% decline in traffic volume partially offset by a 6.8% increase in the average revenue received per container. Container traffic volume decreased by 7,331 containers to 5,934 in the first quarter of 2008 from 13,265 in the first quarter of 2007. During the second quarter of 2007 the Company began to experience a steady decrease in the volume of its container traffic which has continued into 2008. Among other factors, rate increases imposed by western rail carriers in the United States has resulted in steamship lines using "all water" routings to the

East Coast for an increasingly larger portion of container traffic thereby significantly reducing the volume of such traffic shipped cross-country by rail. While the reduced level of traffic seems to have stabilized, the Company is unable to predict if and when container traffic volume may significantly increase. The increase in the average revenue received per container is attributable to contractual rate adjustments based upon railroad industry cost indices and to a change in the mix of containers handled.

The increase in other freight related revenues results from increased billings for demurrage and secondary switching services. This is directly attributable to the significant increase in conventional traffic volume during the quarter.

The increase in other operating revenues reflects more maintenance department billings for services rendered to freight customers and other outside parties.

Other Income:

Other income, principally rentals and interest on temporally invested cash was virtually unchanged between quarters.

Operating Expenses:

Operating expenses for the first quarter of 2008 increased by $386,000, or 5.4%, to $7.5 million from $7.1 million in the first quarter of 2007. More than sixty percent of this net increase is attributable to diesel fuel expense, which increased by $241,000 during the quarter. This is primarily the result of the significant price increases for petroleum products which have recently occurred.

Income Tax Benefit:

The income tax benefit for the first quarter of 2008 is approximately 33% of the pre tax-loss. This is the effective federal income tax rate which the Company expects to realize for 2008 before giving effect to any track maintenance credits to which it may be entitled.

Liquidity and Capital Resources
-------------------------------

In January 2008 the Company, pursuant to an agreement with GATX Corporation ("GATX") received $5.5 million in cash in exchange for 239,523 newly-issued shares of its common stock which it sold to GATX. This infusion of capital is to be used for future capital improvements to enhance the Company's railroad lines.

During the first quarter of 2008 the Company's operations consumed $1.3 million of cash. Total cash and cash equivalents, however, increased by $2.8 during the quarter. The principal utilization of cash during the quarter, other than for operations, was to pay off its outstanding borrowings under its bank line-of-credit and for capital expenditures and the payment of dividends.

In management's opinion cash generated from operations during the remainder of 2008 will be sufficient to enable the Company to meet its operating expenses, routine capital expenditures and dividend requirements.

Seasonality
-----------

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of March 31, 2008, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at March 31, 2008. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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


                           PART II - Other Information
                           ---------------------------

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

          The information called for in this item is included in Form 8-K which was filed with the Commission on January 16, 2008, which form is incorporated herein by reference.

Item 5. Reports on Form 8-K
        -------------------

          A report on Form 8-K was filed on January 16, 2008 in which the Company reported that it had concluded a Stock Purchase Agreement, an Exclusive Railcar Supply Agreement and a Registration Rights Agreement with GATX Corporation effective January 10, 2008.

Item 6. Exhibits
        --------

          (10.1) Common Stock Purchase Agreement dated January 10, 2008 between the Registrant and GATX Corporation.

          (10.2) Exclusive Railcar Supply Agreement dated January 10, 2008 between the Registrant and GATX Corporation.

          (10.3) Registration Rights Agreement dated January 10, 2008 between the Registrant and GATX Corporation.

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

                                       PROVIDENCE AND WORCESTER
                                        RAILROAD COMPANY


                                     By: /s/ Robert H. Eder
                                         ----------------------------
                                         Robert H. Eder,
                                         Chairman of the Board
                                          And Chief Executive Officer



                                     By: /s/ Robert J. Easton
                                         ----------------------------
                                         Robert J. Easton
                                         Treasurer and Principal
                                         Financial Officer


DATED: May 14, 2008

                                                                    EXHIBIT 10.1

                         COMMON STOCK PURCHASE AGREEMENT

     This Common Stock Purchase Agreement (the "Agreement") is made as of January 10, 2008, by and between Providence and Worcester Railroad Company (the "Company"), a Rhode Island corporation with its principal offices at 75 Hammond Street, Worcester, MA 01610, and GATX Corporation ("Purchaser"), a New York corporation with its principal offices at 500 West Monroe Street, Chicago, IL 60661.

     WHEREAS, the parties have entered into an Exclusive Railcar Supply Agreement (the "ERSA") of even date herewith; and

     WHEREAS, it is a condition to the ERSA that Purchaser purchase shares of the common stock of the Company as further described herein and it is condition to the purchase of such shares that the Company and GATX have entered into and delivered the ERSA and the Registration Rights Agreement in substantially the form attached hereto as Exhibit A (the "Rights Agreement") granting the Purchaser registration and other rights in connection with the shares of common stock of the Company to be purchased hereunder.

     NOW THEREFORE, for good and valuable consideration as described herein, the parties hereto agree as follows.

                                    SECTION I
                     AUTHORIZATION AND SALE OF COMMON STOCK

     1.1 Authorization. The Company has authorized the sale and issuance of shares of its common stock, par value $ 0.50 per share (the "Common Stock") pursuant to this Agreement.

     1.2 Sale of Common Stock. Subject to the terms and conditions of this Agreement, the Company agrees to issue and sell to the Purchaser and the Purchaser agrees to purchase from the Company 239,523 shares of Common Stock (the "Shares") for the purchase price of $5,509,029 (or $ 23.00 per share).

                                    SECTION 2
                             CLOSING DATE; DELIVERY

     2.1 Closing Date. The closing of the purchase and sale of the Shares (the "Closing") shall be held at 10:00 a.m. at the offices of the Company as soon as practicable following satisfaction (or waiver, if permissible) of all other closing conditions set forth in Sections 5 and 6 of this Agreement, but in any event no later than January 15, 2008, or at such other time and place upon which the Company and the Purchaser shall agree. The date of the Closing is hereinafter referred to as the "Closing Date".

     2.2 Delivery. At the Closing, the Company will deliver to the Purchaser a certificate or certificates, registered in the Purchaser's name, representing the Shares to be purchased by the Purchaser. Such delivery shall be against payment of the purchase price therefor as set forth in Section 1.2 by wire transfer to the Company to the account or accounts specified in writing

(including bank name(s) and routing number(s) and any other necessary wire transfer instructions) by the Company at least two business days prior to the Closing.

                                    SECTION 3
                  REPRESENTATIONS AND WARRANTIES OF THE COMPANY

     Except as expressly limited in this Section 3, the Company represents and warrants to the Purchaser as of the date of this Agreement as follows:

     3.1 Organization and Standing. The Company is a corporation duly organized and validly existing under, and by virtue of, the laws of the State of Rhode Island and is in good standing as a domestic corporation under the laws of said state. The Company is duly qualified as a foreign corporation and is in good standing in each jurisdiction in which the ownership of its property or the nature of its business requires such qualification except where the failure to qualify would not have a material adverse effect on the business of the Company. Except as set forth on Schedule 3.1, the Company has no subsidiaries or affiliated companies and does not otherwise have any direct or indirect equity interest in or loans to any partnership, corporation, limited liability company, joint venture, business association or other entity (other than up to 3% of any class of publicly traded securities). The Company has delivered to Purchaser complete and correct copies of the Articles of Incorporation and Bylaws of the Company as amended to the date hereof.

     3.2 Corporate Power; Authorization. The Company has all requisite legal and corporate power and authority and has taken all requisite corporate action, including without limitation, authorization by the Company's Board of Directors and the Audit Committee thereof, to execute and deliver this Agreement and the Rights Agreement, to sell and issue the Shares and to carry out and perform all of its obligations under this Agreement and under the Rights Agreement. This Agreement and the Rights Agreement constitute the legal, valid and binding obligations of the Company, enforceable in accordance with their terms, except
(i) as limited by applicable bankruptcy, insolvency, reorganization or similar laws relating to or affecting the enforcement of creditors' rights generally and
(ii) as  limited  by  equitable  principles  generally.  Except  as set forth on
Schedule 3.2, the execution and delivery of this Agreement and the Rights Agreement does not, and the performance of this Agreement and the Rights
Agreement and the compliance with the provisions hereof and thereof and the issuance, sale and delivery of the Shares by the Company will not, conflict with, or result in a breach or violation of the terms, conditions or provisions of, or constitute a default under, or result in the creation or imposition of any lien pursuant to the terms of, the Articles of Incorporation, Bylaws or Code of Ethics of the Company or materially conflict with or result in a material violation of the terms, conditions or provisions of, or constitute a material default under, or result in the creation or imposition of any material lien pursuant to the terms of any statute, law, rule or regulation or any order, judgment, decree or any indenture, mortgage, license, lease or other material agreement or instrument to which the Company or any of its properties is subject.

     3.3 Issuance and Delivery of the Shares. The Shares, when issued in compliance with the provisions of this Agreement, will be validly issued, fully paid and nonassessable. The issuance and delivery of the Shares is not subject to preemptive rights, rights of first refusal or any other similar rights of any other person pursuant to any agreement between the Company and any such person or pursuant to the Company's Articles of Incorporation or Bylaws. At the Closing, the Purchaser will receive good and marketable title to the Shares free of any liens, encumbrances or restrictions (unless created by the Purchaser), other than restrictions expressly set forth in this Agreement or the Rights Agreement or restrictions on transferability under applicable securities laws.

     3.4 SEC Documents; Financial Statements. Each report or proxy statement delivered to the Purchaser is a true and complete copy of such document as filed by the Company with the Securities and Exchange Commission (the "SEC"). The Company has delivered to the Purchaser its Annual Report on Form 10-K for the year ended December 31, 2006 (the "2006 10-K") its Proxy Statement for the 2006 Annual Meeting of Stockholders and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 (collectively, the "2007 10-Qs"). The Company has filed in a timely manner all documents that the Company was required to file with the SEC under Sections 13, 14(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), since January 1, 2002. As of their respective filing dates, all documents filed by the Company with the SEC (the "SEC Documents") complied in all material respects with the requirements of the Exchange Act or the Securities Act of 1933, as amended (the "Securities Act"), as applicable. None of the SEC Documents as of their respective dates contained any untrue statement of material fact or omitted to state a material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they were made, not misleading. The financial statements of the Company included in the SEC Documents (the "Financial
Statements") comply as to form in all material respects with applicable accounting requirements and with the published rules and regulations of the SEC with respect thereto. The Financial Statements have been prepared in accordance with generally accepted accounting principles consistently applied and fairly present in all material respects the consolidated financial position of the Company and any subsidiaries at the dates thereof and the consolidated results of their operations and consolidated cash flows for the periods then ended
(except the unaudited statements do not have footnotes and are subject to normal, recurring adjustments). Except as reflected or reserved against in the consolidated financial statements of the Company at September 30, 2007, the Company has no liabilities that are required to be reported in the consolidated balance sheet of the Company under GAAP except for liabilities incurred in the ordinary course of business since September 30, 2007 and liabilities which would not, individually or in the aggregate, have a material adverse effect on the Company's properties or assets or the business of the Company as presently conducted or proposed to be conducted.

     3.5 Governmental Consents. No consent, approval, order or authorization of, or registration, qualification, designation, declaration or filing with, any federal, state, or local governmental authority or, to the Company's knowledge, with any international governmental authority, on the part of the Company is required in connection with the execution of this Agreement.

     3.6 No Material Adverse Change. Since September 30, 2007, there have not been any changes in the assets, liabilities, financial condition, business, business prospects or results of operations of the Company from that reflected in the Financial Statements except changes in the ordinary course of business which have not been, either individually or in the aggregate, materially adverse.

     3.7 Authorized Capital Stock. As of January 7, 2008, the authorized capital stock of the Company consisted of (i) 15,000,000 shares of Common Stock, of which, as of 4,552,557, shares were outstanding, and (ii) 640 shares of Preferred Stock, of which as of such date 640 shares were outstanding. As of such date, the Company had reserved for issuance shares of Common Stock in connection with the following options, convertible securities, and plans: (i) 227,628 shares of Common Stock reserved for issuance pursuant to the Company's Nonqualified Stock Option Plan of which, at January 7, 2008, options to purchase 48,902 shares of Common Stock were outstanding, (ii) 64,000 shares of Common Stock reserved for issuance upon conversion of the Preferred Stock and (iii) 113,014 shares of Common Stock reserved for issuance under the Company's Employee Stock Purchase Plan. Except as set forth on Schedule 3.7, there are no other options, warrants, conversion privileges or other contractual rights presently outstanding or in existence to purchase or otherwise acquire any authorized but unissued shares of capital stock or other securities of the Company.

     3.8 Litigation. Except as disclosed in the 2006 10-K and the 2007 10-Qs, there are no material actions, suits, proceedings or investigations pending or, to the best of the Company's knowledge, threatened against the Company or any of its properties before or by any court or arbitrator or any governmental body, agency or official which are required to be disclosed in the SEC Documents.

     3.9 Anti-Takeover Law. The board of directors of the Company (the "Board") has taken all action necessary or required to render inapplicable to this Agreement and the transactions contemplated hereby (a) any State Takeover Law that may purport to be applicable to this Agreement or the transactions contemplated hereby (b) any takeover provisions in the Company's organizational documents or any Company contract and no such State Takeover Law shall or other such takeover provisions shall in any manner restrict, impair or delay the ability of the Purchaser to engage in any transaction with the Company or to vote or otherwise exercise all rights as a holder of Common Stock of the Company. "State Takeover Law" means any "fair price," "moratorium," control share acquisition " or other anti-takeover statute or regulation of any governmental body that would impose any procedural, voting, approval, fairness or other restriction on the timely consummation of the transactions contemplated by this Agreement or restrict, impair or delay the ability of Purchaser to engage in any transaction with the Company or to vote or otherwise exercise all rights as a stockholder of the Company, including without limitation, Section 7-5.2-4 of the Rhode Island Business Corporation Act.

     3.10 No Shareholder Vote. The execution, delivery and performance of this Agreement or the Rights Agreement is not required to be submitted for a vote or other approval of the shareholders of the Company.

     3.11 Securities Act. Subject to the accuracy of the Purchaser's representations in Section 4 hereof, the offer, sale and issuance of the Shares in conformity with the terms of this Agreement constitute transactions exempt from the registration requirements of Section 5 of the Securities Act.

                                    SECTION 4
                 REPRESENTATIONS AND WARRANTIES OF THE PURCHASER

     Except as expressly limited in this Section 4, the Purchaser hereby represents and warrants to the Company as of the date of this Agreement as follows:

     4.1 Authorization. Purchaser has all requisite legal and corporate power and authority and has taken all requisite corporate or other action, including, without limitation, authorization by Purchaser's Board of Directors, to execute and deliver this Agreement, to purchase the Shares and to carry out and perform all of its obligations under this Agreement and the Rights Agreement. This Agreement and the Rights Agreement constitute the legal, valid and binding obligations of the Purchaser, enforceable in accordance with their terms, except
(i) as limited by applicable bankruptcy, insolvency, reorganization, or similar laws relating to or affecting the enforcement of creditor's rights generally and
(ii) as limited by equitable principles generally.

     4.2 Investment Experience. Purchaser is an "accredited investor" as defined in Rule 501(a) under the Securities Act. Purchaser believes that it has had access to and has acquired sufficient information about the Company to reach an informed and knowledgeable decision to acquire the Shares. Purchaser has such business and financial experience as is required to give it the capacity to protect its own interests in connection with the purchase of the Shares.

     4.3 Investment Intent. Purchaser is purchasing the Shares for its own account as principal, for investment purposes only, and not with a present view to, or for, resale, distribution or fractionalization thereof, in whole or in part, within the meaning of the Securities Act. Purchaser understands that its acquisition of the Shares has not been registered under the Securities Act or registered or qualified under any state securities law in reliance on specific exemptions therefrom, which exemptions may depend upon, among other things, the bona fide nature of Purchaser's investment intent as expressed herein.

     4.4 Registration or Exemption Requirements. Purchaser further acknowledges and understands that the Shares may not be resold or otherwise transferred except in a transaction registered under the Securities Act or unless an exemption from such registration is available.

     4.5 Legends. To the extent applicable, each certificate or other document evidencing any of the Shares shall be endorsed with the legends set forth below:

          (a) "THE SHARES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR UNDER SECURITIES LAWS OF ANY STATE AND MAY NOT BE SOLD, TRANSFERRED, ASSIGNED, PLEDGED, OR HYPOTHECATED ABSENT AN EFFECTIVE REGISTRATION THEREOF UNDER SUCH ACT OR PURSUANT TO AN EXEMPTION THEREFROM. THE ISSUER OF THESE SECURITIES MAY REQUIRE AN OPINION OF COUNSEL IN FORM AND SUBSTANCE SATISFACTORY TO THE ISSUER TO THE EFFECT THAT ANY PROPOSED TRANSFER OR RESALE IS IN COMPLIANCE WITH THE ACT AND ANY APPLICABLE STATE SECURITIES LAWS."

          (b) "THE SHARES REPRESENTED HEREBY ARE SUBJECT TO THE RESTRICTIONS ON TRANSFER CONTAINED IN A COMMON STOCK PURCHASE AGREEMENT AND A REGISTRATION RIGHTS AGREEMENT, AS AMENDED FROM TIME TO TIME. THE COMPANY WILL UPON WRITTEN REQUEST FURNISH A COPY OF SUCH AGREEMENTS TO THE HOLDER HEREOF WITHOUT CHARGE."


                                    SECTION 5
                       CONDITIONS TO CLOSING OF PURCHASER

     The Purchaser's obligation to purchase the Shares at the Closing is subject to the fulfillment or waiver as of the Closing of the following conditions:

     5.1 Representations and Warranties. The representations and warranties of the Company contained in Section 3 and in the Rights Agreement shall be true and correct as of the Closing Date with the same effect as though such representations and warranties had been made on and as of the Closing Date.

     5.2 Performance. The Company shall have performed and complied with all agreements, obligations and conditions contained in this Agreement that are required to be performed or complied with by it on or before the Closing.

     5.3 Qualifications. All authorizations, approvals, or permits, if any, of any governmental authority or regulatory body of the United States or of any state that are required as of the Closing in connection with the lawful issuance and sale of the Shares pursuant to this Agreement shall have been duly obtained and shall be effective as of the Closing.

     5.4 No Prohibition. There shall not then be in effect any order enjoining or restraining the transactions contemplated by this Agreement or the Rights Agreement. There shall not be in effect any law, rule or regulation prohibiting or restricting the purchase and sale of the Shares or requiring any consent or approval of any person in connection with the purchase and sale of the Shares, which consent or approval shall not have been obtained.

     5.5 ERSA and the Rights Agreement. The Company shall have executed and delivered to the Purchaser the Rights Agreement, the ERSA and all other agreements required under the ERSA to be executed and delivered to Purchaser.

     5.6 Compliance Certificates; Secretary's Certificate. The Company shall have delivered to the Purchaser (i) a certificate or certificates executed by the Chief Financial Officer or the Chief Executive Officer of the Company, dated the Closing Date, and certifying the fulfillment of the conditions specified in
Section 5.1 through 5.5 and (ii) a certificate executed by the Secretary of the Company attaching a copy of the authorizing resolutions of the Company's Board of Directors and Audit Committee required by Section 3.2 and including the customary certifications with regard thereto.

                                    SECTION 6
                        CONDITIONS TO CLOSING OF COMPANY

     The Company's obligation to sell and issue the Shares at the Closing is subject to the fulfillment or waiver as of the Closing of the following conditions:

     6.1 Representations and Warranties. The representations and warranties of the Purchaser contained in Section 4 and in the Rights Agreement shall be true and correct as of the Closing Date with the same effect as though such representations and warranties had been made on and as of the Closing Date.

     6.2 Performance. The Purchaser shall have performed and complied with all agreements, obligations and conditions contained in this Agreement that are required to be performed or complied with by the Purchaser on or before the Closing.

     6.3 Qualifications. All authorizations, approvals, or permits, if any, of any governmental authority or regulatory body of the United States or of any state that are required as of the Closing in connection with the lawful issuance and sale of the Shares pursuant to this Agreement shall have been duly obtained and shall be effective as of the Closing.

     6.4 ERSA. The Purchaser shall have executed and delivered the Rights Agreement, the ERSA and all documents required under the ERSA to be executed and delivered to Company.

     6.5 No Prohibition. There shall not then be in effect any order enjoining or restraining the transactions contemplated by this Agreement or the Rights Agreement. There shall not be in effect any law, rule or regulation prohibiting or restricting the purchase and sale of the Shares or requiring any consent or approval of any person in connection with the purchase and sale of the Shares, which consent or approval shall not have been obtained.

     6.6 Compliance Certificate. The Purchaser shall have delivered to the Company (i) a certificate executed by an authorized officer of the Purchaser, dated the Closing Date, and certifying the fulfillment of the conditions specified in Section 6.1 through 6.5 and (ii) a certificate executed by the Secretary of the Company certifying to the approval of the transactions contemplated by this Agreement by the Purchaser 's Board of Directors as required by Section 4.1.

                                    SECTION 7
                             POST CLOSING COVENANTS

     7.1 Use of Funds. The Company shall use the proceeds from the sale of the Shares to Purchaser for capital improvements that will enhance the value of the Company's railroad lines, including but not limited to, clearance improvements, track upgrades and other infrastructure projects. Purchaser acknowledges that the Company shall have no obligation to provide a separate accounting to Purchaser with respect to the use of the proceeds.

     7.2 Purchaser Designee on Board of Directors. At the first Annual Meeting of the shareholders of the Company that follows the Closing Date, and at each Annual Meeting thereafter for so long as (a) Purchaser has not sold or otherwise transferred to any non-affiliate of Purchaser any of the Shares, and (b) the ERSA then remains in full force and effect, the Company shall nominate and support for election to the Board the individual designated in writing by Purchaser (the "Purchaser Designee"), provided that (i) such Purchaser Designee is eligible to serve as a director of the Company, (ii) such designation is made on or before January 15t of the year of such meeting and (iii) Purchaser provides to the Company on a timely basis a completed Director and Officer Questionnaire on a form provided by the Company and any other information relating to such Purchaser Designee that is required to be disclosed in solicitations of proxies with respect to nominees for election as directors, pursuant to proxy regulations promulgated under the Securities Act. If Purchaser fails to designate a new Purchaser Designee by January 15th of any year, Purchaser shall be deemed to have designated the individual previously designated by Purchaser who is then serving as a member of the Board. Upon the election of the Purchaser Designee to the Board, the Purchaser Designee shall be included in all Board meetings in which all other non- executive members of the Board are invited to attend in person or by telephone and shall be provided with all copies of materials, whether in paper, electronic or other format, that are provided to all other non-executive members of the Board. Purchaser shall have the right to designate any replacement for a Purchaser Designee upon the death, resignation, retirement, disqualification or removal from office for other cause of the Purchaser Designee who has been elected to the Board at the next annual meeting of the shareholders of the Company. Until such time as the Purchaser Designee is elected to the Board, the Purchaser Designee or one other representative of Purchaser shall have the right to attend meetings of the Board as an observer.

                                    SECTION 8
                         MAINTENANCE RELATED INVESTMENT

Under the letter to the Purchaser from the Company dated October 25, 2007, and subject to the terms and conditions thereof, Purchaser and Company have entered into negotiations with respect to a possible Maintenance Related Investment (as defined in such letter) by Purchaser in the Company through the purchase of additional shares of the Company's Common Stock.

                                    SECTION 9
                                  MISCELLANEOUS

     9.1 Waivers and Amendments. The terms of this Agreement may be waived or amended only with the written consent of the Company and the Purchaser.

     9.2 No Brokers. Each of the parties hereto hereby represents that, on the basis of any actions and agreements by it, there are no brokers or finders entitled to compensation in connection with the sale of the Shares to the Purchaser.

     9.3 Governing Law. This Agreement shall be governed in all respects by and construed in accordance with the laws of the State of New York without any regard to conflicts of laws principles.

     9.5 Survival. The representations, warranties, covenants and agreements made in this Agreement shall survive any investigation made by the Company or the Purchaser and the Closing.

     9.6 Successors and Assigns. The provisions hereof shall inure to the benefit of, and be binding upon, the successors and permitted assigns of the parties to this Agreement. Notwithstanding the foregoing, neither party shall assign this Agreement without the prior written consent of the other party, except that Purchaser may assign this Agreement to any direct or indirect wholly-owned domestic (i.e., incorporated in a state of the U.S.) affiliate of Purchaser; provided, however, that no such assignment shall relieve or limit Purchaser's obligations hereunder.

     9.7 Entire Agreement. This Agreement constitutes the full and entire understanding and agreement between the parties with regard to the subjects hereof.

     9.8 Notices, etc. All notices and other communications required or permitted under this Agreement shall be in writing and may be delivered in person, by facsimile, overnight commercial carrier, addressed to the Company or the Purchaser, as the case may be, at their respective addresses set forth below, or at such other address as the Company or the Purchaser shall have furnished to the other party in writing:

         If to the Company:  Providence and Worcester
                        Railroad Company
                        75 Hammond Street
                        Worcester, MA 01610
                        Attn: President

              Copy to:  Providence and Worcester
                        Railroad Company
                        75 Hammond Street
                        Worcester, MA 01610
                        Attn: General Counsel
                               and

                        Hinckley Allen &
                        Snyder LLP 50 Kennedy
                        Plaza, Suite 1500
                        Providence, Rhode
                        Island 02903 Attn:
                        Stephen J. Carlotti

         If to the Purchaser: GATX Corporation
                        500 West Monroe Street
                        Chicago, IL 60657
                        Attn: Executive Vice President/Chief
                        Operating Officer

              Copy to: GATX Corporation
                        500 West Monroe
                        Street Chicago,
                        IL 60657 Attn:
                        General Counsel

All notices and other communications shall be effective upon actual receipt thereof by the person to whom notice is directed.

     9.9 Severability of this Agreement. If any provision of this Agreement shall be judicially determined to be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

     9.10 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

     9.11 Expenses. The Company and the Purchaser each shall bear its own expenses incurred on its behalf with respect to this Agreement and the transactions contemplated hereby, including fees of legal counsel.

     9.12 Currency. All references to "dollars" or "$" in this Agreement shall be deemed to refer to United States dollars.

     9.13 No Third Party Rights. Except where expressly provided to the contrary, nothing in this Agreement shall create or be deemed to create any rights in any person or entity not a party to this Agreement.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

The foregoing agreement is hereby executed as of the date first above written.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                     By:  /s/ P. Scott Conti
                                         ----------------------------

                                  Title: President
                                         ----------------------------


                                GATX CORPORATION

                                      By: /s/ Paul Titterton
                                          ----------------------------

                                  Title: Vice President Strategic Growth
                                         ----------------------------

                                                                    EXHIBIT 10.2

                       EXCLUSIVE RAILCAR SUPPLY AGREEMENT
                       ----------------------------------

     THIS AGREEMENT is made and entered into as of the 10th day of January, 2008, by and between GATX Corporation, a New York Corporation ("GATX"), and Providence and Worcester Railroad Company, a Rhode Island Corporation ("P&W").

                               W I T N E S S E T H

     WHEREAS, P&W and GATX contemplate entering into various transactions to provide P&W with long term access to railcars and capital for improvement of P&W's plant and maintenance capability, and at the same time, provide GATX with profitable growth of its railcar fleet and access to maintenance and storage facilities; and

     WHEREAS, P&W wishes to align its fleet with the needs of its current customers and traffic by exchanging seventy-two (72) mill gondolas it owns, for one hundred thirty-seven (137) open-top hoppers owned by GATX; and

     WHEREAS, GATX wishes to acquire a substantial part of P&W's fleet of railcars comprised of mill gondolas used in revenue service, subject to the terms hereof; and

     WHEREAS, P&W wishes to acquire from GATX certain open-top hoppers for coal service, subject to the terms hereof; and

     WHEREAS, P&W shall lease from GATX certain bi-level Automobile Carrying Railcars for sponsorship by P&W in the North American Reload Pool; and

     WHEREAS, GATX and P&W desire to enter into this Exclusive Railcar Supply Agreement ("Agreement"), pursuant to which GATX shall, subject to the terms and conditions hereof, be the exclusive supplier of new and used railcars; and

     WHEREAS, the parties have entered into a Stock Purchase Agreement dated of even date herewith for the purchase by GATX of a specified equity ownership percentage in P&W and the corresponding appointment of a GATX designee to the P&W Board.


     NOW, THEREFORE, in consideration of the mutual promises and covenants set forth herein, the parties hereby agree as follows:


1.   Definitions.

     "Acquired Line(s)" shall mean all rail lines for which ownership or operating rights are acquired by P&W, its affiliates and subsidiaries, after the Effective Date hereof

     "Automobile Carrying Railcar" shall mean a flat car with an attached autorack or a fully-integrated autorack and car utilized for the purposes of carrying automobiles on rail lines.

     "Car(s)" shall mean railcars other than the "Railcar(s)".

     "Existing Leases" shall mean the full-service and net master leases executed by and between GATX and P&W on or before the Effective Date of this Agreement and all riders, supplements, and amendments thereto, attached hereto or otherwise identified in Exhibit A, as the same may be amended or superseded from time to time by mutual agreement of the parties.

     "Existing Traffic" shall mean rail traffic moving to, from or via P&W Lines as of the Effective Date of this Agreement or, in the case of Acquired Line(s), as of the date of the acquisition thereof.

     "Independent Review" shall mean a review of a GATX lease offer vis-a-vis a bona fide third-party lease offer, to be performed by a mutually agreed upon appraiser, or if the parties cannot mutually agree, then by RailSolutions, Inc., in order to determine whether GATX's offer of lease prices for a particular Lease Transaction constitutes "Market Competitive Lease Terms".

     "Lease Transaction(s)" shall mean leases of Railcars by GATX to P&W pursuant to the terms of this Agreement, which are identified in and subject to a rider, supplement or amendment attached to the Existing Leases, including, without limitation, Structured Utilization Lease Rider(s), fixed rate term lease(s) and any other arrangement with respect to the lease of Railcars by GATX to P&W which the parties may mutually agree upon from time to time.

     "Market-Competitive Lease Terms" shall mean lease pricing terms offered for comparable equipment on comparable terms and under comparable circumstances, taking into account the lease type, terms, duration, credit quality, configuration and expected mileage of the Cars in the context of the then-current supply of, and demand for, such Cars. The lease terms contained in the Existing Leases, other than pricing terms, are presumptively agreed upon by the parties to be Market-Competitive Lease Terms.

     "North American Reload Pool" shall mean that certain pool of Automobile Carrying Railcars and Autoracks formed through the participation of the United States Class I railroads, TTX Company, and certain other railroads, in which TTX and various of the aforesaid railroads contribute Automobile Carrying Railcars, autoracks and flatcars, for common usage throughout North America by all such participating railroads.

     "On-Line Traffic" shall mean P&W Traffic which originates on P&W Lines, in which the loaded Railcars spend the majority (more than fifty percent (50%)) of their time in each calendar year on P&W Lines.

     "Originated Interchange Traffic" shall mean P&W Traffic which originates on P&W Lines and terminates on another carrier, in which the loaded Railcars spend the majority (more than fifty percent (50%)) of their time in each calendar year off of P&W Lines, except for Pool Traffic.

     "P&W Lines" shall mean all rail lines owned and/or operated by P&W, its affiliates and subsidiaries, as of the Effective Date of this Agreement together with all Acquired Lines.

     "P&W Traffic" shall mean all rail shipments originating and/or terminating on P&W Lines excluding only (a) Existing Traffic for which customer(s) supply private Cars as of the Effective Date of this Agreement, (b) incremental private-car traffic for which P&W cannot reasonably influence the shipper's choice of Cars including, without limitation, (1) traffic by shippers with large pre-existing private fleets who do not need to obtain incremental System Railcars for incremental traffic, and (2) traffic by shippers who refuse to lease Railcars, (c) non- revenue maintenance-of-way traffic utilizing P&W-owned equipment which spends at least half of each calendar year in non-revenue service and (d) Terminated Interchange Traffic. The term P&W Traffic shall also include all rail shipments originating and/or terminating on Acquired Lines excluding only (a) Existing Traffic for which customers(s) supply private Cars as of the closing date of the Acquired Line acquisition, (b) incremental private-car traffic for which P&W cannot reasonably influence the shipper's choice of Cars including, without limitation, (1) traffic by shippers with large pre-existing private fleets who do not need to obtain incremental System Railcars for incremental traffic, and (2) traffic by shippers who refuse to lease Railcars, (c) non- revenue maintenance-of-way traffic utilizing equipment to which P&W has acquired rights in connection with Acquired Line(s) and which spends at least half of each calendar year in non-revenue service, and (d) Terminated Interchange Traffic.

     "Pool Traffic" shall mean P&W Traffic interchanged with P&W's connections, such as intermodal or automotive, in which PW may handle both inbound and outbound loads and for which PW and its interchange partners may both supply equipment.

     "Railcar(s)" shall mean the railcars supplied by GATX to P&W pursuant to this Agreement, which shall be either new or used, as mutually agreed by GATX and P&W from time to time; provided, however, it is understood and agreed by the parties that the supply of a new car by GATX will not be necessary for any particular shipper's traffic, where supply of a used car would reasonably meet that shipper's car supply needs.

     "Structured Utilization Lease Rider" shall mean the lease rider form attached hereto as Exhibit B, in which GATX's primary form of repayment for Railcars subject to such arrangement shall be derived from the hourly, mileage and appurtenance earnings of such Railcars in interchange service. In a Lease Transaction pursuant to a Structured Utilization Lease Rider, P&W marks (or other railroad marks as may be mutually agreed by P&W and GATX) shall be applied to the Railcars subject to the Structured Utilization Lease Rider, and P&W shall be responsible for all car- hire accounting for the Railcars. The Railcars shall not be free on P&W Lines but shall earn their default rates as if they were foreign Cars, subject to P&W's rights of reclaim pursuant to the Code of Car Hire Rules as they may be amended from time to time ("Car Hire Rules") published by the Association of American Railroads ("AAR").

     "System Railcars" shall mean P&W-supplied Railcars bearing P&W marks.

     "Terminated Interchange Traffic" shall mean P&W Traffic which originates on another carrier and terminates on P&W Lines (except for Pool Traffic).

2.   Exclusive Railcar Supply.

     (a) GATX shall have the exclusive right to supply Railcars to P&W as System Railcars with respect to On-Line Traffic, Originated Interchange Traffic and Pool Traffic, provided that GATX is capable of supplying to P&W reasonably suitable Railcars in a timeframe that reasonably permits P&W to meet its customers' needs, and provided, further, that GATX and P&W have determined, in good faith, Market-Competitive Lease Terms for such Railcars. Nothing in this Agreement shall be construed as enabling GATX to require P&W to utilize Railcars in circumstances where P&W's insistence that a particular shipper utilize System Railcars would not be commercially reasonable.

     (b) Except as otherwise provided herein, P&W shall require of its customers that P&W Traffic be moved in System Railcars. With respect to On-Line and Originated Interchange Traffic, in the event that P&W and GATX mutually agree that private (customer- supplied) Cars be used for a particular movement in lieu of System Railcars, P&W and its customer may then use private Cars for that movement; provided, however, that P&W shall inform such customer of the availability of GATX-provided Cars for the customer. In the event such customer and GATX reach agreement for GATX to supply private Cars, P&W shall then provide OT-5 approval for the GATX private Cars, and no Lessor-Lessee relationship shall be construed to exist between GATX and P&W with respect to such Cars.

     (c) Notwithstanding anything to the contrary herein, this Agreement shall not encompass an exclusive right to supply Railcars with respect to Terminated Interchange Traffic, except under special circumstances in which P&W may have the opportunity to supply such Railcars, as mutually agreed by P&W and GATX.

     (d) P&W and GATX shall jointly review P&W's Existing Traffic to determine, with respect to particular traffic movements, where P&W could reasonably replace non-GATX Cars with GATX Railcars without threatening disruption or reduction of P&W's existing business. Upon identification of any such replacement opportunity, P&W and GATX shall proceed to place Railcars into service for movement of the specified traffic as soon as practicable under the terms of this Agreement.

     (e) In the event GATX does not elect to exercise its exclusive right of supply with respect to a particular movement of P&W Traffic, P&W shall be entitled to obtain the necessary Cars from other suppliers.

     (f) All Lease Transactions for Railcars shall be structured to match the expected term of the applicable movement of P&W Traffic, provided, however, for traffic which is anticipated to continue indefinitely, the lease term shall be no less than three (3) years, and longer if the parties mutually agree. In the event that P&W's traffic levels significantly fluctuate during the term of a particular Lease Transaction, such that P&W's need for the specific Railcars covered by that Lease Transaction materially increases or decreases by thirty percent (30%), determined quarter over quarter, e.g. Q-2 2007 over Q-2 2006 ("Variance Threshold"), upon written notice by P&W to GATX of P&W's desire to increase or decrease the supply of Railcars leased pursuant to a particular Lease Transaction, GATX shall use commercially reasonable efforts to redeploy the applicable Railcars to or from other GATX customers in order to reconcile the number of cars covered by the Lease Transaction with the P&W traffic levels applicable to that Lease Transaction, subject to the contractual and commercial limitations of GATX's other customer relationships and market conditions. Provided that the Variance Threshold has been met with respect to the applicable P&W Traffic and in those limited circumstances where GATX and P&W agree that it is commercially necessary for a particular movement of P&W Traffic, GATX shall provide P&W with unilateral early lease termination rights, provided, however, that such rights shall carry a set fee or liquidated damages amount which reasonably compensates GATX for the increased risk and cost of early lease termination. In the event that, notwithstanding such early termination, GATX is able to rapidly obtain an economically comparable deployment of the Railcars, so that GATX is able to mitigate all or any of the resulting economic harm, the fee or liquidated damages shall be waived or reduced, as appropriate.

     (g) P&W may use the one hundred thirty-seven (137) open-top hoppers acquired from GATX pursuant to Section 6(b) as System Railcars. Except as otherwise provided herein, P&W shall not purchase or lease Cars from third parties for use as System Railcars.


3.   Implementation of Railcar Supply.

     (a) Immediately upon P&W learning that a supply of Cars may be necessary for the movement of P&W Traffic, P&W shall advise GATX of all pertinent information associated with the P&W Traffic movement, including, but not limited to, the anticipated duration of the P&W Traffic movement, the commodity to be moved, and the shippers and receivers involved in the movement, and shall specify the parameters of the proposed Lease Transaction with respect to the approximate number of Cars needed, reasonably suitable Car types, and the proposed lease term (subject to Section 2(f)).

     (b) Upon receipt of the requisite Car supply information from P&W, GATX shall promptly submit a Railcar supply proposal to P&W for the lease of the applicable Railcars on Market- Competitive Lease Terms or, alternatively, GATX may decline to submit a Railcar supply proposal (in which case P&W would be released from this Agreement for the P&W Traffic at issue). Upon request from P&W, GATX will provide a list of all transactions, if any (with customer names and other confidential information deleted), involving similar Cars in GATX's fleet over the twelve (12) months preceding P&W's request for a Railcar supply offer, in order to facilitate P&W's evaluation of whether GATX's proposed lease offer contains Market-Competitive Lease Terms. If P&W reasonably demonstrates to GATX that materially better bona fide lease offers are available to P&W from third parties for comparable Cars on comparable terms and under comparable circumstances, GATX shall have the option to either:

          (i)  Present a revised  Railcar  supply  proposal to P&W in which case
          P&W's   evaluation   process  outlined  in  this  Section  3(b)  would
          recommence;

          (ii) Initiate an Independent Review of the GATX offer vis-a-vis the third-party offer, at the parties' joint cost, for the purpose of evaluating the market- competitiveness of GATX's lease pricing terms; or

          (iii) Advise P&W that it is released from this Agreement for the P&W Traffic at issue.

Notwithstanding anything to the contrary herein, P&W and GATX understand and agree that GATX is not required, pursuant to this Agreement, to offer the best rates and lease terms for a particular lease, but rather market-competitive rates and terms.

If the Independent Review is initiated pursuant to Section 3(b)(ii), and the Independent Review establishes lease prices which are unacceptable to GATX, GATX, in its sole discretion, may either lease the applicable Railcars to P&W for the P&W Traffic at issue pursuant to the prices established by the Independent Review or, alternatively, GATX may release P&W from this Agreement for the P&W Traffic at issue.

     (c) In the event GATX and P&W have not yet agreed upon lease terms for the supply of Cars for a particular movement of P&W Traffic by the time it becomes necessary for P&W to supply Cars to its customer, if GATX Cars are available for the applicable movement, and GATX has not released P&W from the exclusive supply obligations of this Agreement, then P&W shall lease GATX-supplied Railcars for the applicable movement pursuant to the then-current GATX offer of Market-Competitive Lease Terms. P&W, at its option, may initiate an Independent Review of the GATX offer, at the parties' joint cost. If the GATX lease pricing is determined not to constitute Market-Competitive Lease Terms, then the lease prices for the Lease Transaction at issue shall be reduced or adjusted, retroactively, as provided by the Independent Review decision.


4.  Applicable Lease Terms.

     (a) All Railcars supplied by GATX pursuant to this Agreement shall be subject to the terms of the Existing Leases, except to the extent that those terms may be amended or superseded, in writing, by mutual agreement of the parties. Lease Transactions agreed upon pursuant to this Agreement shall be in the form of riders to the Existing Leases. In the event of a conflict between the terms of the Existing Leases and/or a Lease Transaction rider, supplement, or amendment, on the one hand, and the terms of this Agreement, on the other hand, the terms of the Existing Leases and the applicable Lease Transaction rider, supplement or amendment shall govern, provided, however, notwithstanding any provisions in the Existing Leases which purport to terminate the Existing Leases if no active Riders are then currently in effect with respect thereto, so long as an Existing Lease, as amended, has not been superseded, it shall remain in effect until the termination of this Agreement or the termination of all Riders to said Existing Lease, whichever is later.

     (b) Railcars for On-Line Traffic shall be supplied pursuant to fixed-rate term leases. Railcars for Originated Interchange Traffic, or for Pool Traffic, shall be supplied under fixed-rate term leases, or at the option of either GATX or P&W, under a Structured Utilization Lease Rider. In the event such Railcars are supplied pursuant to a Structured Utilization Lease Rider, P&W and GATX shall undertake a joint analysis of the projected car-hire earnings of the Railcars encompassed within such Rider. In the event that, based on the analysis, GATX determines that GATX should not reasonably expect to earn an acceptable risk- adjusted return (utilizing GATX's normal risk-adjusted return criteria) from the projected car-hire earnings for the Railcars encompassed within such Rider, P&W shall guarantee payment of the projected shortfall in earnings up to the amount required for GATX to earn an acceptable risk-adjusted return, measured on an annual basis. Such amounts shall be payable within thirty
(30) days after the end of each calendar quarter.

     For example, if GATX and P&W enter into a Structured Utilization Lease Rider for a Railcar for which GATX requires an average payment of $6,700 (the "Required Payment") per car per year to earn an acceptable risk-adjusted return, and the projected car-hire earnings are $5,700 (the "Projected Earnings") per car per year, then P&W shall guarantee payment of an annual shortfall amount of $1,000 (the "Guaranteed Amount") per car per year, such that the sum of GATX's actual car-hire earnings and P&W's payment is equal to $6,700 per car per year. In the event the analysis establishes that GATX should reasonably expect to earn a return (using GATX's normal risk-adjusted return criteria) equal to or exceeding its Required Payment, no guarantee by P&W shall be required. To the extent that, for a particular movement, P&W guarantees a portion of the earnings, if the actual earnings exceed the Required Payment, P&W shall be entitled to 100% of annual car-hire earnings which exceed the Required Payment until P&W has received an amount equal to the Guaranteed Amount. If the actual car-hire earnings exceed the sum of the Required Payment and the Guaranteed Amount, then P&W and GATX shall equally share any additional earnings.

(c) Notwithstanding the foregoing, the parties may mutually agree upon alternate lease arrangements for particular movements of P&W Traffic including fixed term-fixed price, fixed term- variable price, per diem rate, and other comparable lease term arrangements.

(d) With respect to payments due and owing under Structured Utilization Lease Riders, in the event that the reclaim payments due and owing from GATX to P&W in a particular calendar month exceed the car hire payments due and owing from P&W to GATX during that same month, the reclaim payments shall be netted against the car hire payments, and no car hire shall be due and owing from P&W to GATX during such month. Any excess reclaim payments owed by GATX shall be netted against car hire payments owed by P&W to GATX in the subsequent calendar month.


5.   Term.

     (a) This Agreement shall be effective on the date first above written ("Effective Date"), and shall extend for an initial term of five (5) years ("Initial Term"), and shall automatically renew for successive twelve (12) month periods thereafter ("Renewal Terms"), unless either party has provided written notice of termination to the other party at least four (4) months prior to the end of the Initial Term or any Renewal Term. Notwithstanding the foregoing, during any Renewal Term, if either party determines that the provisions of this Agreement are no longer economical, such party may, by written notice, request a renegotiation of the provisions of this Agreement. If such negotiations do not result in a mutually agreeable revised agreement within sixty (60) days of the date of such notice, either party shall have the right to terminate this Agreement at any time during the then-current Renewal Term upon thirty (30) days written notice to the other party.

     (b) Notwithstanding anything to the contrary herein, if a material default has occurred with respect to this Agreement and has not been cured by the defaulting party within thirty (30) days of receipt of written notice that the default has occurred (unless cure cannot be completed within such period and cure has been undertaken, in which event the defaulting party may cure within sixty (60) days of receipt of written notice of default) the non-defaulting party shall have the right to terminate this Agreement immediately, without further notice; provided, however, if a party has initiated the Dispute resolution procedures pursuant to Section 12 hereof, such termination shall not become effective until after the Dispute resolution procedure has been completed and the termination has been ratified pursuant thereto.

     (c) Notwithstanding termination of this Agreement pursuant to Sections 5(a)-(b), any Lease Transactions entered into by the parties prior to the termination of this Agreement shall remain in full force and effect for the remainder of the term set forth in said Lease Transaction(s), or if no specific term is identified therein, then for a period of twelve (12) months following termination of this Agreement.


6. Exchange of Railcars. The parties agree to exchange ownership interests in order to complete a like-kind exchange of certain equipment pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended, as follows:

     (a) Simultaneous with the execution of this Agreement, the parties shall enter into a Purchase Agreement in the form attached hereto as Exhibit C, pursuant to which GATX shall acquire from P&W seventy-two (72) mill gondolas. The consideration for said mill gondolas shall be an exchange of the open-top hoppers identified in Section 6(b).

     (b) Simultaneous with the execution of this Agreement, the parties shall enter into a Purchase Agreement in the form attached hereto as Exhibit D, pursuant to which P&W shall acquire from GATX one hundred twenty-three (123) open-top hoppers currently leased by P&W pursuant to Lease Rider Nos. 1 and 2 to Car Net Lease Contract No. 8322, and fourteen (14) additional open-top hoppers. The consideration for said open-top hoppers shall be an exchange of the mill gondolas identified in Section 6(a).

     (c) The aforesaid exchange of mill gondolas and open-top hoppers shall be conducted through a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code (26 U.S.C. section 1031). Each party shall pay its own expenses with respect to the Cars which it is acquiring. Each party makes no warranty and assumes no liability vis-a-vis the other party in the event the Internal Revenue Service determines that said exchange is not a tax-free exchange pursuant to Internal Revenue Code Regulations.

7.   Lease.

     Simultaneous with the execution of this Agreement, the parties shall enter into a Lease Transaction in the form attached hereto as Exhibit E with respect to those mill gondolas identified in such Exhibit, or such other equipment as the parties may mutually agree to substitute therefor, from time to time.


8.   Automobile Carrying Railcar Sponsorship.

     At such time as GATX shall request,  P&W shall sponsor at least two hundred
(200) new GATX-owned bi-level Automobile Carrying Railcars in the North American Reload Pool, and P&W and GATX shall enter into a lease agreement for those Automobile Carrying Railcars in the form attached hereto as Exhibit F. The lease shall be structured as a Structured Utilization Lease Rider and all such Railcars shall be considered Pool Traffic.


9.   Representations and Warranties.

     (a) P&W represents and warrants that (i) P&W is a duly organized, validly existing corporation in good standing under the laws of the state of its incorporation and is duly qualified to do business in all jurisdictions in which qualification is required in order for it to carry out the transactions contemplated by this Agreement; (ii) P&W has full corporate power, authority and legal right to execute, deliver and perform this Agreement, and the execution, delivery and performance hereof has been duly authorized by all necessary corporate action of P&W, including without limitation by its Board of Directors and the Audit Committee thereof, and the execution and delivery of this Agreement does not and the performance of this Agreement will not conflict with or violate the terms or conditions of the Articles of Incorporation or By-laws of P&W or its codes and policies, including without limitation its Business Conduct Policy; and (iii) to the knowledge of P&W, there is no action, suit, proceeding or investigation by or before any court, arbitrator, administrative agency or other governmental authority pending or to the knowledge of P&W threatened against P&W which involves the Railcars currently leased pursuant to the Existing Leases or the transactions contemplated by this Agreement.

     (b) GATX represents and warrants that (i) GATX is a duly organized, validly existing corporation in good standing under the laws of the state of its incorporation and is duly qualified to do business in all jurisdictions in which qualification is required in order for it to carry out the transactions contemplated by this Agreement; (ii) GATX has full corporate power, authority and legal right to execute, deliver and perform this Agreement, and the execution, delivery and performance hereof has been duly authorized by all necessary corporate action of GATX; and (iii) to the knowledge of GATX, there is no action, suit, proceeding or investigation by or before any court, arbitrator, administrative agency or other governmental authority pending or to the knowledge of GATX threatened against GATX which involves the Railcars currently leased pursuant to the Existing Leases or the transactions contemplated by this Agreement.

10.  Equity Participation.

     Simultaneous with the execution of this Agreement, the parties shall enter into a Stock Purchase Agreement, in the form attached hereto as Exhibit G, for GATX's purchase of a specified number of shares of P&W stock.


11.  Compliance with Regulations.

     Except as otherwise provided in the Existing Leases and the riders thereto, P&W shall, at its own expense and for the benefit of GATX, comply, and cause the Railcars leased pursuant to the Lease Transactions to comply, with all governmental laws, regulations and requirements, with the Interchange Rules published by the AAR and with the rules and regulations of AAR and the Federal Railroad Administration with respect to the use, maintenance, and operation of the Railcars leased pursuant to the Lease Transactions, and in the event that such laws or rules require any alteration of any Railcars leased pursuant to the Lease Transactions, or in the event that any equipment or appliance on any such Railcars leased pursuant to the Lease Transactions shall be required to be changed or replaced, or in the event that any additional or other equipment or appliance is required to be installed on any such Railcars leased pursuant to the Lease Transactions in order to comply with such laws or rules, P&W will make such alterations, changes, replacements and additions at its own expense. Except as otherwise provided in the Existing Leases and the riders thereto, P&W shall be responsible for obtaining all necessary railroad permissions, approvals and consents for use and interchange of the Railcars leased pursuant to the Lease Transactions and shall bear all risk of failure to obtain such permissions, approvals and consents, or of cancellation thereof. P&W may, at its own expense and in good faith, contest the validity or application of any such law or rule in any reasonable manner which does not, in the reasonable opinion of GATX, materially adversely affect the property or rights of GATX under this Agreement.


12.  Dispute Resolution.

     (a) Negotiation between Senior Executives

     1. The parties shall attempt in good faith to resolve any controversy, claim or dispute arising out of or relating to this Agreement or the construction, interpretation, performance, breach, termination, enforceability or validity thereof (a "Dispute"), promptly by negotiation between executives who have authority to settle the Dispute ("Senior Party Representatives").

     2. Either party may give the other party written notice (a "Dispute Notice") of any Dispute which has not been resolved in the normal course of business. The Senior Party Representatives of both parties shall meet at a mutually acceptable time and place (including meeting by telephone conference call), and thereafter as often as they reasonably deem necessary, to attempt to resolve the Dispute. All reasonable requests for information made by one party to the other will be honored.

     3. If the Dispute has not been resolved within sixty (60) days after delivery of the Dispute Notice, or if the parties fail to meet within thirty
(30)  days  after  delivery  of  the  Dispute  Notice  as  hereinabove  provided
(including meeting by telephone conference call), either party may initiate arbitration of the Dispute as hereinafter provided.

     4. All negotiations pursuant to this Section 12(a) shall be treated as compromise and settlement negotiations. Nothing said or disclosed, nor any document produced, in the course of such negotiations which is not otherwise independently discoverable, shall be offered or received as evidence or used for impeachment or for any other purpose in any current or future arbitration.

     (b) Arbitration

     1. If the  Dispute  has not been  resolved  by  negotiation  as provided in
Section 12(a), then the Dispute shall be determined by binding arbitration in Chicago, Illinois in accordance with the American Arbitration Association ("AAA") Commercial Arbitration Rules ("Rules").

     2. If the parties involved in such Dispute are able to agree upon a single arbitrator experienced in matters of the character in dispute within (30) days after the party requesting arbitration shall notify in writing the other party of such Dispute, the Dispute shall be submitted to such single arbitrator.

     3. If a single arbitrator cannot be agreed upon before the expiration of such period of thirty (30) days, either party may request the AAA to make the appointment according to the Rules.

     4. The arbitrator shall, as soon as practicable after his or her selection, hear the Dispute or Disputes submitted and shall give to each of the parties reasonable notice of the time and place of such hearing. The hearing shall be conducted at the time and place designated as aforesaid, and, after hearing both parties and taking such testimony or making such investigation as he or she may deem necessary. The arbitration award shall be in writing, shall give reasons for the decisions reached and shall be signed and dated by the arbitrator, and a copy of the award shall be delivered to each of the parties. The party against whom an award assesses a monetary obligation or enters an injunctive or mandatory order shall pay that obligation or comply with that order on or before the 30th calendar day following the receipt of the award or by such other date as the award may provide. The award shall be final and binding on the parties and may be confirmed in, and judgment upon the award entered by, any court having jurisdiction over the parties.

     5. The arbitration shall be governed by the substantive laws of the State of Illinois applicable to contracts made and to be performed therein, without regard to conflicts of law rules, and by the arbitration law of the Federal Arbitration Act (Title 9, U.S. Code), and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. The parties shall be entitled to seek, before the arbitrator, all lawful remedies, including but not limited to, contract damages, termination of this Agreement, and injunctive relief.

     6. Upon the presentation of such decision, each party shall immediately make such changes in the conduct of its business or such payments or restitution, as the case may be, as by such decision is required of it.

     7. Each party to the arbitration shall pay one half of the compensation, costs and expenses of the arbitrator and all fees and expenses of its own witnesses, exhibits and counsels.

     8. Until a decision is made upon any Dispute submitted to arbitration, the business, settlements and payments to be transacted and made under this Agreement shall continue to be transacted and made in the manner and form existing prior to the rise of such Dispute.


13.  Governing Law.

     The terms of this Agreement and all rights and obligations hereunder shall be governed by the internal laws (as compared to conflicts of law provisions) of the State of Illinois. This Agreement contains all of the terms and conditions agreed to between the parties, and no other prior agreements, oral or otherwise, concerning the subject matter of this Agreement, shall be deemed to exist or bind either party hereto. The terms of this Agreement and the rights and obligations of the parties may be changed only by a writing executed by both parties.


14.  Severability.

     Any provisions of this Agreement found upon judicial interpretation or construction to be prohibited by law shall be ineffective to the extent of such prohibition, without invalidating the remaining provisions hereof. All words used shall be understood and construed to be of such number and gender as the circumstances may require. The headings are for reference purposes only and shall not determine the meaning or interpretation of this Agreement.


15.  Successors and Assigns.

     This Agreement may not be assigned by either party except with the express written consent of the other party, which consent may be withheld for any reason or no reason; provided, however, no such consent shall be required in connection with an assignment of this Agreement to a Purchaser of all, or substantially all, of the assets of one of the parties hereto. Subject to the foregoing, this Agreement shall be binding on and inure to the benefit of any successors or assigns of the parties to this Agreement.

16. Waiver.

     The failure of either party to this Agreement to object or to take affirmative action with respect to any non-performance, breach or other conduct in violation of the terms of this Agreement or the waiver by either party of any such non- performance, breach or violation of the other party shall not be construed as a waiver of any other non-performance, breach or violation (whether similar or dissimilar).


17. Notices.

     Any notice or other communication required or permitted by this Agreement shall be in writing and shall be delivered personally, or sent by overnight commercial carrier or by telefacsimile, addressed as follows or to another address specified by notice by a party:


    If to GATX: GATX Corporation
              Attn: Customer Service and Contract
              Administration Department 500 West Monroe
              Street
              Chicago, IL 60661
              Facsimile: (312) 621-6504

    And a copy to: GATX Corporation
              Attn: General
              Counsel 500 West
              Monroe Street
              Chicago, IL 60661
              Facsimile: (312)
              621-6647

    If to P&W: Providence and Worcester
              Railroad Company Attn:
              President
              75 Hammond Street
              Worcester, MA
              01610 Facsimile:
              (508) 795-0748

    And copies to: Providence and Worcester
              Railroad Company Attn: General
              Counsel 75 Hammond Street
              Worcester, MA 01610 Facsimile:
              (508) 795-0748

              Providence and Worcester
              Railroad Company Attn:
              Marketing Department 75 Hammond
              Street
              Worcester, MA
              01610 Facsimile:
              (508) 795-0748

18. Inspection of Business Records.

     The parties will permit authorized representatives to inspect all books and records related to this Agreement and performance thereunder, and to make copies and extracts therefrom, at such times as may be requested following not less than forty-eight (48) hours' written notice thereof.


19. Confidentiality.

     The parties acknowledge that, as a result of their relationship with each other, they may develop, obtain or learn about certain confidential information or trade secrets which are the property of each other. The parties hereby covenant and agree to use their best efforts and the utmost diligence to guard and protect such confidential information and trade secrets, and will not, without prior written consent of the other party, during the terms of this Agreement or at any time after the termination of this Agreement, whether for cause or otherwise, use for themselves, or disclose or permit to be disclosed to any third party by any method whatsoever, any confidential information or trade secrets of the other party. For the purposes of this Section, "confidential information or trade secrets" shall include, but not be limited to, any and all records, notes, memoranda, data, ideas, processes, methods, systems, writings, personnel information, customer information, financial information, plans or any information of whatever nature in the possession or control of the parties which has not or have not been published or disclosed to the general public or which gives to the parties an opportunity to obtain an advantage over competitors who do not know of or use it. The parties further agree that if this Agreement is terminated for any reason, they will not take originals or copies of any materials of any nature which contain confidential information or trade secrets of either party.


20. Independent Contractor.

     It is understood by the parties that the relationship between them is not one of employer-employee or principal-agent but rather that of independent contractors acting on their own behalf, and nothing herein shall be construed as creating a relationship other than that of independent contractors. Neither party shall have the authority to contract in the name of or to bind the other party in any manner whatsoever. Each party shall be responsible for the actions, wages and taxes of its respective employees, and no employees of one party shall be construed to be employees of the other party.


21. Counterparts.

     This Agreement may be executed in two or more counterparts, all of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

22.  Entire Agreement.

     This Agreement contains the entire agreement of the parties with respect to P&W's lease of Railcars with the exception of the Existing Leases, and supersedes all prior agreements, representations, negotiations and undertakings not set forth or incorporated herein including, without limitation, all car leases or contracts (including any and all amendments thereof and addenda or riders thereto) entered into heretofore by and between GATX (or any predecessor thereto) and P&W, all of which are terminated, excluding only the Existing Leases. Any and all obligations for amounts payable under any terminated leases or contracts, or any other obligations accruing prior to the termination thereof, shall remain applicable in accordance with their terms and nothing contained herein shall operate, or be deemed to operate, as a waiver of such obligations.


     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

     GATX CORPORATION                PROVIDENCE AND WORCESTER
       A New York Corporation           RAILROAD COMPANY
                                        A Rhode Island Corporation

     By:    /s/ Paul Titterton       By:  /s/ P. Scott Conti
            --------------------          --------------------


     Name:  Paul Titterton           Name: P. Scott Conti
            --------------------           --------------------

     Title: Vice President
             Strategic Growth        Title: President
            --------------------            --------------------

                                                                    EXHIBIT 10.3

                          REGISTRATION RIGHTS AGREEMENT
                          -----------------------------

     This Registration Rights Agreement (this "Agreement") is made as of January 10, 2008, by and between Providence and Worcester Railroad Company, a Rhode Island corporation (the "Company"), and GATX Corporation, a New York corporation ("Purchaser").

                                    RECITALS

WHEREAS, the Company and Purchaser are parties to a certain Stock Purchase Agreement dated as of January 10, 2008 (the "Purchase Agreement"), pursuant to which, among other things, Purchaser is acquiring as of the date hereof certain shares (the "Shares") of the Company's Common Stock, par value $.50 per share; and

WHEREAS, the Company is granting to Purchaser certain registration rights in connection with Purchaser's purchase of the Shares pursuant to the terms and conditions of this Agreement;

NOW,   THEREFORE,   in  consideration  of  the  mutual  promises  and  covenants hereinafter set forth, the parties hereto agree as follows:

1. Certain Definitions. Capitalized terms used in this Agreement and not defined herein shall have the meaning given to them in the Purchase Agreement. As used in this Agreement, the following terms shall have the following respective meanings:

     "Affiliate" shall mean, with respect to any person, each of such person's officers, directors, employees and agents, and each other person controlling such person within the meaning of the Securities Act.

     "Commission" shall mean the Securities and Exchange Commission or any other federal agency at the time administering the Securities Act.

     "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended, or any similar federal statute and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

     "Register", "registered" and "registration" refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act, and the declaration or ordering of the effectiveness of such registration statement.

     "Registrable Securities" shall mean the Shares and any shares of Common Stock of the Company issued or issuable in respect of the Shares upon any stock split, stock dividend, recapitalization, or similar event and held by Purchaser until such time as (i) a registration statement covering such securities has been declared effective by the Commission and such securities have been disposed of pursuant to such effective registration statement, or (ii) such securities have been transferred and may be sold by the transferee without registration under the Securities Act, after which such securities shall no longer be Registrable Securities.

     "Registration Expenses" shall mean all expenses incurred by the Company in complying with Section 2 hereof, including, without limitation, all registration, qualification and filing fees, printing expenses, fees and disbursements of counsel for the Company, blue sky fees and expenses and the expense of any special audits incident to or required by any such compliance (but excluding the compensation of regular employees of the Company which shall be paid in any event by the Company).

     "Securities Act" shall mean the Securities Act of 1933, as amended, or any similar federal statute and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

     "Selling Expenses" shall mean all underwriting discounts, selling commissions and stock transfer taxes applicable to the Registrable Securities registered by Purchaser and all fees and disbursements of counsel for Purchaser.

2.   Requested Registration.

     a. Request for Registration. In case the Company shall receive from Purchaser at any time following 180 days after the date hereof a written request that the Company effect any registration with respect to any of the Registrable Securities, the Company shall, as soon as practicable, use all commercially reasonable efforts to effect such registration (including, without limitation, appropriate qualification under applicable blue sky or other state securities laws and appropriate compliance with applicable regulations issued under the Securities Act and any other governmental requirements or regulations) on Form S-3 or, if Form S-3 is not available, then on Form S-1 (or any successor forms of registration statements to such Forms S-3 or S-1 or other available registration statements) and as would permit or facilitate the sale and distribution of the Registrable Securities for which registration is requested. Such registration statement shall contain such required information pursuant to the rules and regulations promulgated under the Securities Act and such additional information as deemed necessary by the managing underwriter or, if there is no managing underwriter, as deemed necessary by mutual agreement of Purchaser and the Company. Subject to compliance with Section 2 (c), Purchaser may make two requests for demand registration pursuant to this Section 2, provided, however, that a demand registration pursuant hereto will not count for purposes of this Section 2 unless (i) at least ninety percent (90%) of all Registrable Securities requested to be registered in such demand registration are, in fact, registered and sold in such registration or (ii) in the case of any request for registration that is withdrawn by Purchaser prior to the effectiveness of a registration statement with the Commission, Purchaser reimburses the Company for all Registration Expenses incurred by the Company in connection with such demand registration; provided, however, that Purchaser shall not be required to reimburse the Company for such Registration Expenses, and the demand registration shall not count for purposes of this Section 2, if Purchaser elects to withdraw such registration request due to, or in response to, a material adverse effect or a similar event related to the business, properties, conditions, or operations of the Company, or other material facts, not known by Purchaser at the time its request was made.

     b.  Distributions of Registrable  Securities by Purchaser  pursuant to this
Section 2 shall be by means of an underwritten public offering. Accordingly, following the receipt of a registration request from Purchaser, the Company and

Purchaser shall enter into an underwriting agreement with an investment banking firm or firms containing representations, warranties, indemnities and agreements then customarily included by an issuer and selling shareholders in underwriting agreements with respect to secondary distributions. Notwithstanding the foregoing, the underwriting agreement or any other documents reasonably required under such agreement in connection with the registration and underwriting shall be reasonably acceptable to Purchaser and (i) Purchaser shall not be required to make any representation or warranty with respect to, or on behalf of, the Company or any other shareholder of the Company and (ii) the liability of Purchaser shall be limited as provided in Section 5(b) hereof. If Purchaser disapproves of any terms of such underwriting, Purchaser may elect to withdraw therefrom by written notice to the Company and the underwriter, delivered at least five (5) days prior to the effective date of the registration statement. Any Registrable Securities excluded or withdrawn from such underwriting will be excluded and withdrawn from the registration. The Company shall not cause the registration under the Securities Act of any other shares of its Common Stock to become effective (other than the registration of an employee stock plan, or registration in connection with any Rule 145 or similar transaction) during the effectiveness of a registration requested hereunder for an underwritten public offering.

     c. Notwithstanding the foregoing, the Company shall not be obligated to file a registration statement to effect any such registration pursuant to this
Section 2 unless the amount of Registrable Securities for which registration is requested is at least forty percent (40%) of the Shares (as adjusted for any stock split, stock dividend, recapitalization or similar event); provided, however, that if the aggregate offering price of Registrable Securities held by Purchaser is less than $2,000,000, then Purchaser may request registration under this Section 2 as to all but not less than all of such Registrable Securities as may then be held by Purchaser.

     d. The Company shall not be obligated to file and cause to become effective more than one registration statement in any twelve (12) month period.

     e. The Company shall not be obligated to keep effective at any time more than one registration statement on Form S-1 or S-3 with respect to Registrable Securities requested to be registered in accordance with this Section 2, and if the Company is requested to effect the registration of Registrable Securities on Form S-1 or Form S-3 at a time when it is keeping such a registration statement effective, it may delay effecting such requested registration until it is no longer required to keep effective the then effective registration statement on Form S-1 or Form S-3.

     f. The Company may delay the filing or effectiveness of any registration statement for a period of up to 60 days after the date of a request for registration pursuant to Section 2 if at the time of such request: (i) the Company is engaged, or has fixed plans to engage within 30 days of the time of such request, in a primary offering of its own shares in which Purchaser will be permitted to include all the Registrable Securities so requested to be registered pursuant to Section 2 or (ii) the Board of Directors of the Company reasonably determines that such registration and offering would interfere with any material transaction involving the Company; provided, however, that the Company shall only be entitled to invoke its rights under this subsection (f) once in any twelve (12) month period during the duration of this Agreement.

     g. Except as otherwise provided herein, all Registration Expenses incurred in connection with a registration pursuant to Section 2 on Form S-3 shall be borne by the Company. If Form S-3 is not available, all Registration Expenses incurred in connection with the first registration pursuant to Section 2 on Form S-1 (or any successor form of registration statement to such Form S-1), shall be borne by the Company, and all Registration Expenses incurred in connection with the second registration pursuant to Section 2 of Form S-1 (or any successor form of registration statement to such Form S-1), shall be borne by Purchaser. All Selling Expenses relating to the Registrable Securities which are registered shall be borne by Purchaser.

3.   Piggyback Rights.

     a. If at any time or from time to time, the Company shall determine to register, in an underwritten public offering, any shares of Common Stock in a primary offering for its own account or in a secondary offering for the account of any third party (other than Purchaser), the Company will: (i) promptly give to Purchaser written notice thereof; and (ii) include in such registration (and any related qualification under blue sky laws or other compliance) and underwriting, all the Registrable Securities (subject to cutback as set forth in Section 3(b) and 3(c)) specified in a written request or requests made by Purchaser within twenty (20) days after receipt of such written notice from the Company by Purchaser.

     b. The right of Purchaser to registration pursuant to this Section 3 shall be conditioned upon Purchaser's participation in such underwriting and the inclusion of Registrable Securities in the underwriting to the extent provided herein. If Purchaser proposes to distribute its securities through such underwriting, Purchaser shall (together with the Company and any other holders distributing their securities through such underwriting) enter into an underwriting agreement in customary form with the managing underwriter selected for such underwriting by the Company. Notwithstanding the foregoing, with respect to the underwriting agreement or any other documents reasonably required under such agreement (i) Purchaser shall not be required to make any representation or warranty with respect to, or on behalf of, the Company or any other shareholder of the Company and (ii) the liability of Purchaser shall be limited as provided in Section 5(b) hereof. If Purchaser disapproves of any terms of such underwriting, Purchaser may elect to withdraw therefrom by written notice to the Company and the underwriter, delivered at least five (5) days prior to the effective date of the registration statement. Any Registrable Securities excluded or withdrawn from such underwriting will be excluded and withdrawn from the registration. Notwithstanding any other provision of this
Section 3, if the managing underwriter determines that the inclusion of all Registrable Shares requested to be included in such registration would substantially interfere with the successful marketing (including pricing) of the shares of Common Stock proposed to be registered and offered by the Company, then the managing underwriter may limit the Registrable Securities to be included in such registration.

     c. Notwithstanding any other provision of this Section 3, the Purchaser's right to register Registrable Securities in any secondary offering for the account of a third party (the "Initiating Holder") which offering is not underwritten will be restricted so that the number of Registrable Securities included in any such registration does not exceed the number of shares included in the registration by the Initiating Holder.

     d. All Registration Expenses incurred in connection with a registration pursuant to Section 3 shall be borne by the Company. All Selling Expenses relating to the Registrable Securities which are registered shall be borne by Purchaser.

4. Registration Procedures. In the case of each registration effected by the Company pursuant to this Agreement, the Company will keep Purchaser advised in writing, if Purchaser is participating in such registration, as to the initiation of each registration and as to the completion thereof. At its expense, the Company will:

     a. prepare and file with the Commission a registration statement with respect to such securities and use all commercially reasonable efforts to cause such registration statement to become and remain effective until the distribution described in the registration statement has been completed;

     b. furnish to Purchaser such reasonable number of copies of the registration statement, preliminary prospectus, final prospectus and such other documents as Purchaser may reasonably request, including correspondence with the Commission and any exchanges on which Registrable Securities are listed;

     c. notify Purchaser of any updates or amendments to the prospectus and furnish to Purchaser any such updated and/or amended prospectuses;

     d. prepare and file with the Commission from time to time such amendments to the registration statement and supplements to the prospectus forming a part thereof as shall be necessary so that (i) the registration statement does not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements contained therein not misleading and (ii) the prospectus does not include an untrue statement of a material fact or omit to state a material fact necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading;

     e. notify Purchaser of the issuance by the Commission of any stop order relating to the registration statement or the initiation of any proceedings for that purpose, and take such action as may be necessary to prevent the issuance thereof or the prompt withdrawal thereof;

     f. prior to filing the registration statement, the related prospectus or any amendment or supplement thereto with the Commission, to furnish Purchaser with drafts of the proposed filing and afford Purchaser a reasonable opportunity to review and comment thereon;

     g. enter into and perform its obligations under an underwriting agreement, in usual and customary fo1ni, with the managing underwriter(s) of such offering;

     h. furnish, at the request of Purchaser, on the date that such Registrable Securities are delivered to the underwriters for sale, (i) an opinion, dated as of such date, of the counsel representing the Company for purposes of such registration, in form and substance as is customarily given to underwriters in an underwritten public offering, addressed to the underwriters, if any, and to Purchaser and (ii) a "comfort" letter dated as of such date, from the independent registered public accounting firm of Company, in form and substance as is customarily given by independent registered public accounting fines to underwriters in an underwritten public offering, addressed to the underwriters, if any and to Purchaser;

     i. cause all Registrable Securities registered pursuant hereto to be listed on each securities exchange on which similar securities issued by the Company are then listed; and

     j. make available for inspection by Purchaser, an underwriter participating in any disposition pursuant to such registration statement, and any attorney, accountant or other agent retained by Purchaser or any underwriter, all financial and other records, pertinent corporate documents and properties of the Company, and cause the Company's officers, directors, employees and independent registered public accounting firm to supply all information reasonably requested by Purchaser or any such underwriter, attorney, accountant or agent in connection with such registration statement, provided, however, to the extent that such information is confidential, that such individual agrees to enter into an appropriate and reasonable agreement regarding the confidentiality of such information.

     k. make senior executives of the Company reasonably available to assist the underwriters with respect to, and accompany the underwriters on the so-called "road show", in connection with the marketing efforts for, and the distribution and sale of, Registrable Securities pursuant to a registration statement; provided, however, that maximum amount of time the Company shall be required to make any particular senior executive available for a road show shall not exceed five business days.

5.   Indemnification.

     a. The Company will indemnify Purchaser and each of its Affiliates with respect to any registration, qualification or compliance which has been effected pursuant to this Agreement, and each underwriter, if any, and each person who controls any underwriter within the meaning of the Securities Act (the
"Underwriters"), against all expenses, claims, losses, damages or liabilities (or actions in respect thereof), including any of the foregoing incurred in settlement of any litigation commenced or threatened arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any registration statement, prospectus, or other document, or any amendment or supplement thereto, incident to any such registration, or based on any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading, or any violation by the Company of the Securities Act or any state securities law, or any rule or regulation promulgated thereunder, applicable to the Company in connection with any such registration, and the Company will reimburse Purchaser, such Affiliates and the Underwriters for any legal and any other expenses reasonably incurred in connection with investigating, preparing or defending any such claim, loss, damage, liability or action; provided, however, that the Company will not be liable in any such case to the extent that any such expense, claim, loss, damage or liability arises out of or is based on any untrue statement or omission, or alleged untrue statement or omission, made in reliance upon and in conformity with written information furnished to the Company by Purchaser specifically for use therein.

     b. Purchaser will, if Registrable Securities are included in a registration being effected, indemnify the Company and each of its Affiliates and the Underwriters, if any, of the Company's securities covered by such a registration against all expenses, claims, losses, damages and liabilities (or actions in respect thereof), including any of the foregoing incurred in settlement of any litigation commenced or threatened arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any registration statement, prospectus, or other document, or any amendment or supplement thereto, incident to any such registration, or based on any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading, and Purchaser will reimburse the Company, such Affiliates and the Underwriters for any legal and any other expenses reasonably incurred in connection with investigating or defending any such claim, loss, damage, liability or action, in each case to the extent that such untrue statement or omission, or alleged untrue statement or omission, is made in such registration statement, prospectus, or other document incident to any such registration in reliance upon and in conformity with written information furnished to the Company by Purchaser specifically for use therein. Notwithstanding the foregoing, the liability of Purchaser under this subsection (b) shall be limited in an amount equal to the public offering price of the Shares sold by Purchaser.

     c. Each party entitled to indemnification under this Section 5 (the "Indemnified Party") shall give notice to the party required to provide indemnification (the "Indemnifying Party") promptly after such Indemnified Party has actual knowledge of any claim as to which indemnity may be sought, and the Indemnifying Party shall have the option to assume the defense of any such claim or any litigation resulting therefrom; provided, however, that counsel for the Indemnifying Party, who shall conduct the defense of such claim or litigation, shall be approved by the Indemnified Party (whose approval shall not unreasonably be withheld); and provided, further, that the Indemnified Party may participate in such defense at such party's own expense. The failure of an Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its obligations under this Agreement unless the failure to give such notice is materially prejudicial to an Indemnifying Party's ability to defend such action. The Indemnifying Party shall not assume such defense for matters as to which there is a conflict of interest or separate and different defenses. In the event of a conflict of interest or separate or different defenses, as determined in the reasonable opinion of counsel to the Indemnified Party, the Indemnifying Party will pay the reasonable legal fees and expenses of one counsel to the Indemnified Party. No claim may be settled without the consent of the Indemnifying Party (which consent shall not be unreasonably withheld). No Indemnifying Party, in the defense of any such claim or litigation, shall, except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect to such claim or litigation.

     d. In the event that the indemnity provided in paragraph (a) or (b) of this
Section 5 is unavailable to or insufficient to hold harmless an Indemnified Party for any reason, each Indemnifying Party agrees to contribute to the losses, claims, damages and liabilities ("Losses") to which the Indemnified

Party may be subject in such proportion as is appropriate to reflect the relative fault of the Indemnifying Party, on the one hand, and such Indemnified Party, on the other hand, in connection with the actions, statements or omissions that resulted in such Losses as well as any other relevant equitable considerations; provided, however, that in no case shall Purchaser be responsible for any amount in excess of the amount by which the aggregate public offering price of the Shares sold by Purchaser exceeds the amount of any damages that Purchaser has otherwise been required to pay by reason of such untrue or alleged untrue statement or omission or alleged omission. Relative fault shall be determined by reference to, among other things, whether any untrue or any alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information provided by the Company on the one hand or relates to information supplied by Purchaser, on the other, the intent of the parties and their relative knowledge, information and opportunity to correct or prevent such untrue statement or omission. The parties agree that it would not be just and equitable if contribution pursuant to this paragraph
(d) were determined by pro rata allocation or any other method of allocation that does not take account of the equitable considerations referred to above. Notwithstanding the provisions of this paragraph (d), no person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation.

6. Information from Purchaser. Purchaser shall furnish to the Company such information regarding Registrable Securities being included in any registration and the distribution proposed by Purchaser as the Company may request in writing and as shall be required in connection with any registration referred to in this Agreement.

7. Rule 144 Reporting. With a view to making available the benefits of certain rules and regulations of the Commission which may at any time permit the sale of Registrable Securities to the public without registration, the Company agrees to use its best efforts to:

     a. make and keep public information available, as those terms are understood and defined in Rule 144 (or any successor or similar rule) promulgated by the Securities and Exchange Commission under the Securities Act;

     b. file with the Commission in a timely manner all reports and other documents required of the Company under the Securities Act and the Exchange Act; and

     c. so long as Purchaser owns any Registrable Securities, promptly furnish to Purchaser upon request (i) a statement by the Company as to its compliance with the reporting requirements of Rule 144 (or any successor or similar rule) of the Securities Act and the Exchange Act, (ii) a copy of the most recent annual or quarterly report of the Company, and such other publicly filed reports and documents of the Company, and (iii) such other information in the possession of the Company as Purchaser may reasonably request in availing itself of any rule or regulation of the Commission allowing Purchaser to sell any Shares without registration.

8. No Inconsistent Agreements. The Company has not entered, and will not hereafter enter, into any agreement with respect to its securities which is inconsistent with the rights granted to Purchaser in this Agreement. To the extent that the Company, on or after the date hereof, grants any such superior or more favorable rights or terms relating to the subject matter of this agreement to any person than those provided to Purchaser as set forth herein, any such superior or more favorable rights or terms shall also be deemed to have been granted simultaneously to Purchaser. The Company will not, without the consent of Purchaser, hereafter grant to any person or entity the right to request the Company to register any equity securities of the Company, or any securities convertible or exchangeable into or exercisable for such securities, or to participate in any registration, which right conflicts or interferes with any of the rights granted hereunder or to the extent such participation rights provide for the inclusion of securities prior to the inclusion of Registrable Securities.

9. Transfer of Registration Rights. The rights to cause the Company to register securities granted to Purchaser under Sections 2 and 3 (and any other associated rights or benefits described herein in connection with the right to register securities) may be transferred or assigned in connection with any transfer or assignment of Registrable Securities by Purchaser, other than in a sale under Rule 144 (or any successor or similar rule) or a registration effected pursuant to Section 2 or Section 3 of this Agreement, provided that the transferee or assignee agrees in writing to be bound by the provisions hereof; provided, however, that with respect to any such transfer or assignment, the registration rights granted to Purchaser hereunder may be transferred or assigned only if the person or entity to whom such Registrable Securities are transferred or assigned acquires at least forty percent (40%) of the Shares (as adjusted for any stock split, stock dividend, recapitalization or similar event); and provided, further, that the limitations imposed by Sections 2 and 3 shall apply to Purchaser and any transferees on an aggregated basis so that the total number of registrations that may be requested pursuant to Section 2 by Purchaser and any transferees, in the aggregate, shall not exceed two (2) and all Registrable Securities that Purchaser and any transferees request be included in a secondary offering pursuant to Section 3 shall be aggregated for purposes of applying the limitation on Registrable Securities included in such registration contained in
Section 3(c).

10. Amendment. Any provision of this Agreement may be amended or the observance thereof may be waived (either generally or in particular instance and either retroactively or prospectively) only with the written consent of both parties.

11. Termination of Registration Rights. The rights granted to Purchaser pursuant to this Agreement shall terminate at such time as Purchaser can sell all of its remaining Registrable Securities within a single six-month period in compliance with the volume limitations and other provisions of Rule 144 (excluding paragraph (k) thereof) under the Securities Act (or any successor or similar rule).

12. Governing Law. This Agreement and the legal relations between the parties arising hereunder shall be governed by and interpreted in accordance with the laws of the State of New York without regard to its conflict of laws principles.

13. Entire Agreement. This Agreement constitutes the full and entire understanding and agreement between the parties regarding rights to registration. Except as otherwise expressly provided herein, the provisions hereof shall inure to the benefit of, and be binding upon the successors, assigns, heirs, executors and administrators of the parties hereto.

14. Notices and Dates. Any notice and other communication given under this Agreement shall be in writing and delivered by hand, by messenger or by courier, or transmitted by facsimile, to a party at its address set forth below (or at such other address as shall be designated for such purpose by such party in a written notice to the other in accordance with the provisions hereof):

   if to the Company: Providence and Worcester
                         Railroad Company 75 Hammond
                         Street Worcester, MA 01610
                         Attn: President

               Copy to:  Providence and Worcester
                         Railroad Company 75 Hammond
                         Street Worcester, MA 01610
                         Attn: General Counsel

                              and

                         Hinckley Allen &
                         Snyder LLP 50 Kennedy
                         Plaza, Suite 1500
                         Providence, Rhode
                         Island 02903 Attn:
                         Stephen J. Carlotti


     if to Purchaser:    GATX Corporation
                         500 West Monroe
                         Street Chicago, IL
                         60661 Attention:
                         General Counsel


     Each such notice or other communication shall for all purposes of this Agreement be treated as effective or having been given when delivered, if delivered personally, by messenger or by courier, or upon confirmation of receipt if sent by facsimile.

15. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

16. Further Assurances. The parties hereto shall do and perform or cause to be done and performed all such further acts and things and shall execute and deliver all such other agreements, certificates, instruments or documents as any other party may reasonably request from time to time in order to carry out the intent and purposes of this Agreement and the consummation of the transactions contemplated thereby. Neither the Company nor Purchaser shall voluntarily undertake any course of action inconsistent with satisfaction of the requirements applicable to them set forth in this Agreement, and each shall promptly do all such acts and take all such measures as may be appropriate to enable them to perform as early as practicable the obligations herein and therein required to be performed by them.

17. Severability. If any provision of this Agreement is determined to be unenforceable for any reason, it shall be adjusted rather than voided, if possible, to achieve the intent of the parties. In any event, all other provisions shall be deemed valid and enforceable to the greatest possible extent.

18. Interpretation. When a reference is made in this Agreement to Sections, such references shall be to a Section to this Agreement unless otherwise indicated. The words "include," "includes" and "including" when used herein shall be deemed in each case to be followed by the words "without limitation." Use of any gender herein to refer to any person shall be deemed to comprehend masculine, feminine, and neuter unless the context clearly requires otherwise.


                       [signatures on the following page]

     IN WITNESS WHEREOF, the undersigned have executed this Registration Rights Agreement as of the date set forth above.



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                        /s/ P. Scott Conti
                  By:   ----------------------------

                        P. Scott Conti
                  Name: ----------------------------

                        President
                  Title:----------------------------



                                GATX CORPORATION

                        /s/ Paul Titterton
                  By:   ----------------------------

                        Paul Titterton
                  Name: ----------------------------

                        Vice President Strategic Growth
                  Title:----------------------------

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

DATE:  May 14, 2008
                                     By: /s/ Robert H. Eder
                                         ----------------------------
                                         Robert H. Eder
                                         Chairman of the Board
                                          and Chief Executive Officer

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

DATE:  May 14, 2008
                                     By: /s/ Robert J. Easton
                                         ----------------------------
                                         Robert J. Easton
                                         Treasurer and Principal
                                          Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection  with the Quarterly  Report of Providence  and Worcester  Railroad
Company (the Company) on form 10-Q for the quarterly period ended March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                                   /s/ Robert H. Eder
                                  -----------------------------
                                  Robert H. Eder,
                                  Chairman of the Board And Chief
                                  Executive Officer
                                  May 14, 2008

In connection  with the Quarterly  Report of Providence  and Worcester  Railroad
Company (the Company) on form 10-Q for the quarterly period ended March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                   /s/ Robert J. Easton
                                  -----------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  May 14, 2008