Form 10-Q
period 2008-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2008-08-13
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended June 30, 2008

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

As of August 13, 2008, the registrant has 4,796,876 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index



     Part I - Financial Information

        Item 1 - Financial Statements:

               Balance Sheets - June 30,  2008  ((Unaudited)
               and December 31, 2007.......................................3

               Statements of Operations (Unaudited) -
               Three and Six Months Ended June 30, 2008 and 2007...........4

               Statements of Cash Flows (Unaudited) - Six
               Months Ended June 30, 2008 and 2007.........................5

               Notes to Financial Statements (Unaudited).................6-8

        Item 2 -Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................9-13

        Item 3 -Quantitative and Qualitative Disclosures
               About Market Risk..........................................13

        Item 4 -Controls and Procedures...................................13

   Part II - Other Information:

        Item 4 -Submission of Matters to a Vote of Security Holders.......14

        Item 5 -Reports on Form 8-K.......................................14

        Item 6 -Exhibits..................................................14

   Signatures.............................................................15

Item 1.  Financial Statements
-----------------------------


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                            JUNE 30,DECEMBER 31,
                                                              2008         2007
                                                          (Unaudited)
                                                            -------      -------
Current Assets:
 Cash and cash equivalents ...........................      $ 2,046      $   181
 Accounts receivable, net of allowance for
  doubtful accounts of $130 in 2008 and $150
  in 2007 ............................................        3,484        2,726
 Materials and supplies ..............................        1,075          914
 Prepaid expenses and other current assets ...........           33           90
 Deferred income taxes ...............................          315          325
                                                            -------      -------
  Total Current Assets ...............................        6,953        4,236
Property and Equipment, net ..........................       79,128       78,964
Land Held for Development ............................       11,958       11,958
                                                            -------      -------
Total Assets .........................................      $98,039      $95,158
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Notes payable, bank .................................      $    --      $   900
 Accounts payable ....................................        2,513        2,809
 Accrued expenses ....................................        1,330        1,511
                                                            -------      -------
  Total Current Liabilities ..........................        3,843        5,220
                                                            -------      -------
Deferred Income Taxes ................................       11,669       11,969
                                                            -------      -------
Deferred Grant Income ................................        8,193        8,294
                                                            -------      -------
Commitments and Contingent Liabilities................
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  640 shares in 2008 and 2007 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,796,002 shares in 2008 and 4,552,557
  shares in 2007 .....................................        2,398        2,276
 Additional paid-in capital ..........................       36,630       31,104
 Retained earnings ...................................       35,274       36,263
                                                            -------      -------
  Total Shareholders' Equity .........................       74,334       69,675
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $98,039      $95,158
                                                            =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF OPERATIONS (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                        Three Months Ended    Six Months Ended
                                             June 30,              June 30,
                                          2008       2007       2008      2007
                                        -------    -------    -------   -------
Revenues:
 Operating Revenues ..............      $ 8,094    $ 6,972    $14,090   $ 12,157
 Other Income ....................          188        478        307       593
                                        -------    -------    -------   -------
   Total Revenues ................        8,282      7,450     14,397    12,750
                                        -------    -------    -------   -------

Operating Expenses:
 Maintenance of way and
  structures .....................        1,150        870      2,524     2,214
 Maintenance of equipment ........          888        929      1,730     1,769
 Transportation ..................        2,772      2,092      5,023     4,046
 General and administrative ......        1,213      1,268      2,540     2,596
 Depreciation ....................          719        708      1,438     1,415
 Taxes, other than income
  taxes ..........................          595        575      1,211     1,166
 Car hire, net ...................          229        186        431       369
 Employee retirement plans .......           58         59        116       118
 Track usage fees ................          178        206        276       301
                                        -------    -------    -------   -------
  Total Operating Expenses .......        7,802      6,893     15,289    13,994
                                        -------    -------    -------   -------

Income (Loss) before Income
 Taxes ...........................          480        557       (892)   (1,244)
Provision for Income Taxes
 (Benefit) .......................          160        210       (290)     (430)
                                        -------    -------    -------   -------
Net Income (Loss) ................          320        347       (602)     (814)

Preferred Stock Dividends ........           --         --          3         3
                                        -------    -------    -------   -------
Net Income (Loss) Available to
 Common Shareholders .............      $   320    $   347    $  (605)  $  (817)
                                        =======    =======    =======   =======

Basic Income (Loss) Per Common
 Share ...........................      $   .07    $   .08    $  (.13)  $  (.18)
                                        =======    =======    =======   =======

Diluted Income (Loss) Per
 Common Share ....................      $   .07    $   .07    $  (.13)  $  (.18)
                                        =======    =======    =======   =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                       Six Months Ended June 30,
                                                             2008         2007
                                                           -------      -------
Cash flows from operating activities:
 Net loss ............................................     $  (602)     $  (814)
 Adjustments to reconcile net loss to net
  cash flows from operating activities:
   Depreciation ......................................       1,438        1,415
   Amortization of deferred grant income .............        (126)        (120)
   Gains from sale and disposal of property,
     equipment and easements .........................         (26)        (275)
   Deferred income taxes .............................        (290)        (430)
   Share-based compensation ..........................         103          101
   Increase (decrease) in cash from:
     Accounts receivable .............................        (915)         (57)
     Materials and supplies ..........................        (161)        (117)
     Prepaid expenses and other ......................          57           51
     Accounts payable and accrued expenses ...........        (333)         451
                                                           -------      -------
 Net cash flows (used in) from operating
  activities .........................................        (855)         205
                                                           -------      -------
Cash flows from Investing Activities:
 Purchase of property and equipment ..................      (1,746)      (2,284)
 Proceeds from sale of property, equipment
  and easements ......................................          26          275
                                                           -------      -------
 Net cash flows used in investing activities .........      (1,720)      (2,009)
                                                           -------      -------
Cash Flows from Financing Activities:
 Borrowings (payments) under line of credit ..........        (900)       1,200
 Dividends paid ......................................        (387)        (367)
 Issuance of common shares to GATX
  Corporation ........................................       5,509           --
 Issuance of common shares for stock options
  exercised and employee stock purchases .............          36           42
 Proceeds from deferred grant income .................         182           74
                                                           -------      -------
 Net cash flows from financing activities ............       4,440          949
                                                           -------      -------

Increase in Cash and Cash Equivalents ................       1,865         (855)
Cash and Cash Equivalents, Beginning of
 Period ..............................................         181        1,253
                                                           -------      -------
Cash and Cash Equivalents, End of Period .............     $ 2,046      $   398
                                                           =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                     SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements of the Providence and Worcester Railroad Company (the "Company") contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the Interim periods ended June 30, 2008 and 2007. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

2.   Changes in Shareholders' Equity:
                                                                        Total
                                                    Additional          Share
                              Preferred   Common     Paid-in   Retained holders'
                                Stock     Stock      Capital   Earnings Equity
                               -------    -------    -------   -------  -------
     Balance December 31,2007. $    32    $ 2,276    $31,104   $36,263  $69,675
     Issuance of 239,523
      common shares to
      GATX Corporation .......                120      5,389              5,509
     Issuance of 3,922
      common shares for
      stock options
      exercised, employee
      stock purchases and
      employee stock
      awards .................                  2         67                 69
     Share-based
      compensation -
      options granted ........                            70                 70
     Dividends:
      Preferred stock,
      $5.00 per share ........                                     (3)       (3)
      Common stock, $.08
      per share ..............                                   (384)     (384)
     Net loss for the
      period .................                                   (602)     (602)
                                -----    -------    -------   -------   -------

     Balance June 30, 2008 ...  $  32    $ 2,398    $36,630   $35,274   $74,334
                                =====    =======    =======   =======   =======

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

3.   Other Income:
                                      Three Months Ended       Six Months Ended
                                            June 30,                 June 30,
                                     -------------------      ------------------
                                       2008        2007        2008        2007
                                      ------      ------      ------      ------
     Gains from sale and
      disposal of property,
      equipment and
      easements, net ......             $ 26        $269        $ 26       $275
     Rentals ..............              156         202         260        301
     Interest .............                6           7          21         17
                                        ----        ----        ----       ----
                                        $188        $478        $307       $593
                                        ====        ====        ====       ====


4.   Income (Loss) per Common Share:

     Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding during each period. Diluted income
     (loss) per common share reflects the effect of the Company's outstanding convertible preferred stock and stock options except where such items would be antidilutive.

     A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

                                     Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                   ---------------------   ---------------------
                                       2008        2007        2008        2007
                                   ---------   ---------   ---------   ---------
     Weighted-average shares
      for basic ............       4,794,964   4,546,337   4,782,213   4,540,460
     Dilutive effect of
      convertible preferred
      stock and stock options         80,949      89,149          --          --
                                   ---------   ---------   ---------   ---------
     Weighted-average shares
      for diluted ..........       4,875,813   4,635,486   4,782,213   4,540,460
                                   =========   =========   =========   =========

     Options to purchase 8,310 shares of common stock were outstanding for the three-month period ended June 30, 2007, but were not included in the computation of diluted income per share because their effect would be antidilutive.

     Preferred stock convertible into 64,000 shares of common stock and options to purchase 48,833 and 48,137 shares of common stock were outstanding for the six-month periods ended June 30, 2008 and 2007, respectively. These common stock equivalents were not included in the computation of the diluted loss per share for these periods because their effect would be antidilutive.

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

6.   Dividends:

     On July 30, 2008, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable August 25, 2008 to shareholders of record August 11, 2008.

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


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                       Three Months Ended June 30,  Six Months Ended June 30,
                      ---------------------------- -----------------------------
                           2008            2007         2008           2007
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Freight Revenues:
 Conventional
  carloads ......     $7,477   92.4% $6,033  86.5% $12,756  90.5% $10,214  84.0%
 Containers .....        351    4.3     649   9.3      720   5.1    1,421  11.7
 Other freight
  related .......        182    2.3     219   3.2      417   3.0      369   3.0
Other Operating
 Revenues .......         84    1.0      71   1.0      197   1.4      153   1.3
                      ------  -----  ------ -----  ------- -----  ------- -----
   Total ........     $8,094  100.0% $6,972 100.0% $14,090 100.0% $12,157 100.0%
                      ======  =====  ====== =====  ======= =====  ======= =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                       Three Months Ended June 30,  Six Months Ended June 30,
                      ---------------------------- -----------------------------
                           2008            2007         2008           2007
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Salaries, wages,
 payroll taxes and
 employee benefits    $3,863  47.7% $3,719  53.3%  $7,800   55.3%  $7,469  61.4%
Casualties and
 insurance ......        222   2.7     232   3.3      447    3.2      465   3.8
Depreciation ....        719   8.9     708  10.1    1,438   10.2    1,415  11.6
Diesel fuel .....      1,215  15.0     597   8.6    1,920   13.6    1,061   8.7
Car hire, net ...        229   2.8     186   2.7      431    3.0      369   3.0
Purchased
 services,
 including legal
 and professional
 fees ...........        461   5.7     437   6.3      969    6.9      905   7.5
Repair and
 maintenance of
 equipment ......        338   4.2     503   7.2      646    4.6      920   7.6
Track and signal
 materials ......        271   3.3     574   8.2      545    3.9      990   8.1
Track usage fees.        177   2.2     206   3.0      275    2.0      301   2.5
Other materials
 and supplies ...        280   3.5     272   3.9      577    4.1      606   5.0
Other ...........        499   6.2     535   7.7      975    6.9    1,040   8.6
                      ------ -----  ------ -----  -------  -----  ------- -----
 Total ..........      8,274 102.2   7,969 114.3   16,023  113.7   15,541 127.8
 Less capitalized
  and recovered
  costs .........        472   5.8   1,076  15.4      734    5.2    1,547  12.7
                      ------ -----  ------ -----  -------  -----  ------- -----
   Total ........     $7,802  96.4% $6,893  98.9% $15,289  108.5% $13,994 115.1%
                      ====== =====  ====== =====  =======  =====  ======= =====


Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Operating Revenues:

Operating revenues increased $1.9 million, or 15.9%, to $14.1 million in the six months ended June 30, 2008 from $12.2 million in 2007. This increase is the net result of a $2.5 million (24.9%) increase in conventional freight revenues, a $48,000 (13.0%) increase in other freight-related revenues and a $44,000 (28.8%), increase in other operating revenues partially offset by a $701,000 (49.3%) decrease in container freight revenues.

The increase in conventional freight revenues is attributable to a 19.8% increase in traffic volume and a 4.2% increase in the average revenue received per conventional carloading. The Company's conventional carloadings increased by 2,648 to 15,994 in the first six months of 2008 from 13,346 in 2007.

Shipments of ethanol, coal, automobiles and steel ingots accounted for most of the increase in traffic volume. Ethanol and automobiles are commodities which the Company began hauling during the second half of 2007. These increases were somewhat offset by declines in shipments of construction aggregate, chemicals, building products and other commodities during the period. These decreases appear largely to result from the economic slow-down which the United States economy is currently experiencing.

The increase in the average revenue received per conventional carloading is attributable to a shift in the mix of freight toward higher rated commodities, as well as some modest rate increases, including diesel fuel surcharges.

The decrease in container freight revenues is the result of a 52.6% decline in traffic volume partially offset by a 6.8% increase in the average revenue received per container. Container traffic volume decreased by 12,728 containers to 11,479 in the first six months of 2008 from 24,207 in 2007. During the second quarter of 2007 the Company began to experience a steady decrease in the volume of its container traffic which has continued into 2008. Among other factors, rate increases imposed by western rail carriers in the United States have resulted in steamship lines using "all water" routings to the East Coast for an increasingly larger portion of container traffic thereby significantly reducing the volume of such traffic shipped cross- country by rail. While the reduced level of traffic seems to have stabilized, the Company is unable to predict if and when container traffic volume may significantly increase. The increase in the average revenue received per container is attributable to contractual rate adjustments based upon railroad industry cost indices and to a change in the mix of containers handled.

The increase in other freight related revenues results from increased billings for special train and secondary switching services. This is directly attributable to the significant increase in conventional traffic volume during the six month period.

The increase in other operating revenues reflects more maintenance department billings for services rendered to freight customers and other outside parties

Other Income:

Other income decreased by $286,000 to $307,000 in the six-months ended June 30, 2008 from $593,000 in 2007. The most significant item was a reduction in gains realized from the sale of property, equipment and easements, which revenues can vary significantly from period to period.

Operating Expenses:

Operating expenses for the first six months of 2008 increased by $1.3 million, or 9.3%, to $15.3 million from $14.0 million in 2007. The increased cost of diesel fuel during the period accounted for $859,000 of this increase. This is primarily the result of significant price increases for petroleum products which have recently occurred. Also contributing to the increased operating expenses is the fact that the Company's maintenance of way personnel have been engaged in fewer capitalized track projects in 2008 than was the case in 2007.

Income Tax Benefit:

The income tax benefit for the first six months of 2008 is approximately 33% of the pre-tax loss. This is the effective federal income tax rate which the Company expects to realize for 2008 before giving effect to any track maintenance credits to which it may be entitled.


Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Operating Revenues:

Operating revenues increased $1.1 million or 16.1%, to $8.1 million in the second quarter of 2008 from $7.0 million in the second quarter of 2007. This increase is the net result of a $1.4 million (23.9%) increase in conventional freight revenues and a $13,000 (18.3%) increase in other operating revenues partially offset by a $298,000 (45.9%) decrease in container freight revenues and a $37,000 (16.9%) decrease in other freight- related revenues.

The increase in conventional freight revenues is attributable to a 17.1% increase in traffic volume and a 5.8% increase in the average revenue received per conventional carloading. The Company's conventional carloadings increased by 1,483 to 10,131 in the second quarter of 2008 from 8,648 in the second quarter of 2007. The reasons for the increases in traffic volume and revenue received per carloading are as previously explained in the discussion of the results of operations for the six months ended June 30, 2008.

The decrease in container freight revenues is the result of a 49.3% decline in traffic volume partially offset by a 6.7% increase in the average revenue received per container. Container traffic volume decreased by 5,397 containers to 5,545 in the second quarter of 2008 from the second quarter of 2007. The reasons for the decrease in traffic volume and increase in the average revenue received per container are as previously explained in the discussion of the results of operations for the six months ended June 30, 2008.

The  decrease  in  other   freight-related   revenues   during  the  quarter  is
attributable to a decline in billings for demurrage charges partially offset by an increase in billings for special train services.

The increase in other operating revenues reflects more maintenance department billings for services rendered to freight customers and other outside parties.

Other Income:

Other income decreased by $290,000 to $188,000 in the second quarter of 2008 from $478,000 in the second quarter of 2007. Reductions in gains realized from the sale of property, equipment and easements, as previously discussed, accounts for the largest portion of this decrease.

Operating Expenses:

Operating expenses for the second quarter of 2008 increased by $909,000, or 13.2%, to $7.8 million from $6.9 million in the second quarter of 2007. As previously discussed for the six- months ended June 30, 2008, the increased cost of diesel fuel ($618,000) and the decrease in capitalized track projects account for substantially all of this increase.

Income Tax Benefit:

The income tax benefit for the second quarter of 2008 is approximately 33% of pre-tax loss. This is the effective federal income tax rate which the Company expects to realize for 2008 before giving effect to any track maintenance credits to which it may be entitled.

Liquidity and Capital Resources
-------------------------------

In January 2008 the Company, pursuant to an agreement with GATX Corporation ("GATX"), received approximately $5.5 million in cash in exchange for 239,523 newly-issued shares of its common stock which it sold to GATX. This infusion of capital is to be used for future capital improvements to enhance the Company's railroad lines.

During the first six months of 2008 the Company's operations consumed $855,000 of cash. Total cash and cash equivalents, however, increased by $1.9 million during the period. The principal utilization of cash during the period, other than for operations, was to pay off the Company's outstanding borrowings under its bank line-of-credit and for capital expenditures and the payment of dividends.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of June 30, 2008, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either the prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at June 30, 2008. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

PART II - Other Information
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Annual Meeting of Shareholders was held on April 30, 2008. Of the 4,793,909 shares of common stock entitled to vote, 4,619,988 shares were present, in person or by proxy. Of the 640 shares of preferred stock entitled to vote, 508 shares were present, in person or by proxy.

          All directors of the Company are elected on an annual basis and the following were so elected at this Annual Meeting:

          Richard W. Anderson, Robert H. Eder, John J. Healy and Paul F. Titterton were elected Common Stock Directors. Mr. Anderson received 4,526,292 affirmative votes and 93,696 votes withheld, Mr. Eder received 4,036,405 affirmative votes and 583,583 votes withheld, Mr. Healy received 4,198,600 affirmative votes and 421,388 votes withheld and Mr. Titterton received 4,531,634 affirmative votes and 88,354 votes withheld of common shares.

          Frank W. Barrett, P. Scott Conti, J. Joseph Garrahy, James C. Garvey, Charles M. McCollam, Jr. and Craig M. Scott were elected Preferred Stock Directors. Each of them received 508 affirmative votes with no votes withheld of preferred shares.

Item 5.  Reports on Form 8-K
         -------------------

          A report on Form 8-K was filed on May 2, 2008 in which the Company announced that its Board of Directors had voted to transfer the listings of its common stock from the American Stock Exchange to The NASDAQ Stock Market LLC effective May 14, 2008.

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


DATED:  August 13, 2008

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

DATE:  August 13, 2008
                                     By: /s/ Robert H. Eder
                                         ----------------------------
                                         Robert H. Eder,
                                         Chairman of the Board
                                          and Chief Executive Officer

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

DATE:  August 13, 2008
                                     By: /s/ Robert J. Easton
                                         ----------------------------
                                         Robert J. Easton
                                         Treasurer and Chief
                                          Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company ("the Company") on form 10-Q for the quarterly period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/ Robert H. Eder
                                  -----------------------------
                                  Robert H. Eder,
                                  Chairman of the Board and Chief
                                  Executive Officer
                                  August 13, 2008

In connection with the Quarterly Report of Providence and Worcester Railroad Company ("the Company") on form 10-Q for the quarterly period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/ Robert J. Easton
                                  -----------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  August 13, 2008