Form 10-Q
period 2008-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2008-11-13
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended September 30, 2008

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

As of November 13, 2008, the registrant has 4,798,372 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index



Part I - Financial Information

     Item 1 - Financial Statements (Unaudited):

          Balance  Sheets - September 30, 2008 (Unaudited)
          and December 31, 2007...........................................    3

          Statements of Operations (Unaudited) - Three and
          Nine Months Ended September 30, 2008
          and 2007........................................................    4

          Statements of Cash Flows (Unaudited) - Nine
          Months Ended September 30, 2008 and 2007........................    5

          Notes to Financial Statements (Unaudited).......................  6-8

     Item 2 -Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................ 9-13

     Item 3 -Quantitative and Qualitative Disclosures About Market Risk...   13

     Item 4 -Controls and Procedures......................................   13

Part II - Other Information:

     Item 5 - Reports on Form 8-K.........................................   13

     Item 6 - Exhibits....................................................   13

Signatures ...............................................................   14

Item 1.  Financial Statements
-----------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                       September 30,December 31,
                                                              2008         2007
                                                          (Unaudited)
                                                            -------      -------

Current Assets:
 Cash and cash equivalents ...........................      $ 2,309      $   181
 Accounts receivable, net of allowance for
  doubtful accounts of $130 in 2008 and $150
  in 2007 ............................................        2,751        2,726
 Materials and supplies ..............................          811          914
 Prepaid expenses and other current assets ...........          632           90
 Deferred income taxes ...............................          327          325
                                                            -------      -------
  Total Current Assets ...............................        6,830        4,236
Property and Equipment, net ..........................       80,198       78,964
Land Held for Development ............................       11,958       11,958
                                                            -------      -------
Total Assets .........................................      $98,986      $95,158
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Notes payable, bank .................................      $    --      $   900
 Accounts payable ....................................        2,654        2,809
 Accrued expenses ....................................        1,472        1,511
                                                            -------      -------
  Total Current Liabilities ..........................        4,126        5,220
                                                            -------      -------
Deferred Income Taxes ................................       11,936       11,969
                                                            -------      -------
Deferred Grant Income ................................        8,201        8,294
                                                            -------      -------
Commitments and Contingent Liabilities................
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  640 shares in 2008 and 2007 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,798,162 shares in 2008 and 4,552,557
  shares in 2007 .....................................        2,399        2,276
 Additional paid-in capital ..........................       36,675       31,104
 Retained earnings ...................................       35,617       36,263
                                                            -------      -------
  Total Shareholders' Equity .........................       74,723       69,675
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $98,986      $95,158
                                                            =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF OPERATIONS (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                         Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                           2008      2007       2008      2007
                                         -------    ------   --------   -------
Revenues:
Operating Revenues ...............      $  8,136    $7,296   $ 22,226   $19,453
Other Income .....................           617       159        924       752
                                         -------    ------   --------   -------
   Total Revenues ................         8,753     7,455     23,150    20,205
                                         -------    ------   --------   -------

Operating Expenses:
 Maintenance of way and
  structures .....................         1,103       881      3,627     3,095
 Maintenance of equipment ........         1,019       885      2,749     2,654
 Transportation ..................         2,726     2,191      7,749     6,237
 General and administrative ......         1,179     1,336      3,719     3,932
 Depreciation ....................           720       707      2,158     2,122
 Taxes, other than income
  taxes ..........................           594       580      1,805     1,746
 Car hire, net ...................           374       282        805       651
 Employee retirement plans .......            55        59        171       177
 Track usage fees ................           194       253        470       554
                                         -------    ------   --------   -------
  Total Operating Expenses .......         7,964     7,174     23,253    21,168
                                         -------    ------   --------   -------

Income (Loss) before Income
 Taxes ...........................           789       281       (103)     (963)
Provision for Income Taxes
 (Benefit) .......................           255       100        (35)     (330)
                                         -------    ------   --------   -------
Net Income (Loss) ................           534       181        (68)     (633)

Preferred Stock Dividends ........            --        --          3         3
                                         -------    ------   --------   -------
Net Income (Loss) Available to
 Common Shareholders. ............      $   534    $   181    $   (71)  $  (636)
                                        =======    =======    =======   =======

Basic and Diluted Income
 (Loss) Per Common Share .........      $   .11    $   .04    $  (.02)  $  (.14)
                                        =======    =======    =======   =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                 Nine Months Ended September 30,
                                                             2008         2007
                                                           -------      -------
Cash Flows from Operating Activities:
Net loss .............................................     $   (68)     $  (633)
Adjustments to reconcile net (loss) income to
 net cash flows from operating activities:
 Depreciation ........................................       2,158        2,122
 Amortization of deferred grant income ...............        (189)        (180)
 Gains from sale and disposal of property,
  equipment and easements ............................        (510)        (285)
 Deferred income tax benefit .........................         (35)        (330)
 Share-based compensation ............................         123          131
 Increase (decrease) in cash from:
  Accounts receivable ................................        (119)        (403)
  Materials and supplies .............................         103          166
  Prepaid expenses and other .........................        (542)          (1)
  Accounts payable and accrued expenses ..............        (149)         775
                                                           -------      -------
Net cash flows from operating activities .............         772        1,362
                                                           -------      -------

Cash Flows from Investing Activities:
Purchase of property and equipment ...................      (3,485)      (3,659)
Proceeds from sale of property, equipment and
 easements ...........................................         558          285
                                                           -------      -------
Net cash flows used in investing activities ..........      (2,927)      (3,374)
                                                           -------      -------

Cash Flows from Financing Activities:
Borrowings (payments) under line of credit ...........        (900)       1,200
Dividends paid .......................................        (578)        (548)
Issuance of common shares to GATX Corporation ........       5,509           --
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          62           59
Proceeds from deferred grant income ..................         190          183
                                                           -------      -------
Net cash flows from financing activities .............       4,283          894
                                                           -------      -------

Increase (Decrease) in Cash and Cash
 Equivalents .........................................       2,128       (1,118)
Cash and Cash Equivalents, Beginning of
 Period ..............................................         181        1,253
                                                           -------      -------
Cash and Cash Equivalents, End of Period .............     $ 2,309      $   135
                                                           =======      =======

Supplemental Disclosure, Cash Paid (Received)
 for Income Taxes, net ...............................     $   (14)     $    --
                                                           =======      =======

Non-cash transactions are described in Note 2.

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                  NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements of the Providence and Worcester Railroad Company (the "Company") contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the Interim periods ended September 30, 2008 and 2007. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

2.   Changes in Shareholders' Equity:
                                                                        Total
                                                    Additional          Share
                                Preferred  Common    Paid-in   Retained holders'
                                  Stock    Stock     Capital   Earnings Equity
                                 -------   -------   -------   -------  -------
     Balance December 31,2007.   $    32   $ 2,276   $31,104   $36,263  $69,675
     Issuance of 239,523
      common shares to GATX
      Corporation ............                 120     5,389              5,509
     Issuance of 6,082
      common shares for
      stock options
      exercised, employee
      stock purchases and
      employee stock awards ..                   3        92                 95
     Share-based
      compensation - options
      granted ................                            90                 90
     Dividends:
      Preferred stock,
      $5.00 per share ........                                     (3)       (3)
      Common stock, $.12
      per share ..............                                   (575)     (575)
     Net loss for the period .                                    (68)      (68)
                                -----    -------    -------   -------   -------
     Balance,
      September 30, 2008 .....  $  32    $ 2,399    $36,675   $35,617   $74,723
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

     During the nine months ended September 30, 2007 the Company issued 9,581 shares of its common stock with an aggregate fair market value of $178 to fund its 2006 profit-sharing plan contribution.

3.   Other Income:
                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                   -------------------       -------------------
                                    2008         2007         2008         2007
                                   ------       ------       ------       ------
     Gains from sale and
      disposal of property,
      equipment and
      easements, net ......        $  484       $   10       $  510       $  285
     Rentals ..............           126          145          386          446
     Interest .............             7            4           28           21
                                   ------       ------       ------       ------
                                   $  617       $  159       $  924       $  752
                                   ======       ======       ======       ======

4.   Income (Loss) Per Common Share:

     Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding during each period. Diluted income
     (loss) per common share reflects the effect of the Company's outstanding convertible preferred stock and options except where such items would be antidilutive.

     A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                   ---------------------   ---------------------
                                     2008        2007        2008        2007
                                   ---------   ---------   ---------   ---------
     Weighted average shares
      for basic ............       4,796,569   4,548,864   4,787,033   4,543,292
     Dilutive effect of
      convertible preferred
      stock and options ....          85,614      79,065          --          --
                                   ---------   ---------   ---------   ---------
     Weighted-average shares
      for diluted ..........       4,882,183   4,627,929   4,787,033   4,543,292
                                   =========   =========   =========   =========

     Options to purchase 7,503 shares and 48,833 shares of common stock which were outstanding for the three and nine-month periods ended September 30, 2008, respectively, and options to purchase 12,041 shares and 48,137 shares of common stock which were outstanding for the three and nine-month periods ended September 30, 2007, respectively, were not included in the computation of diluted income or loss per share since their effect would be antidilutive.

     Preferred stock convertible into 64,000 shares of common stock was outstanding for the nine-month periods ended September 30, 2008 and 2007 but was not included in the computation of the diluted loss per share for those periods because its effect would be antidilutive.

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

6.   Dividends:

     On October 29, 2008, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable November 26, 2008 to shareholders of record on November 12, 2008.

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


Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                 Three Months Ended September 30,Nine Months Ended September 30,
                      ---------------------------- -----------------------------
                           2008            2007         2008           2007
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Freight Revenues:
 Conventional
  carloads ......     $7,487   92.0% $6,517  89.3% $20,243  91.1% $16,731  86.0%
 Containers .....        351    4.3     539   7.4    1,071   4.8    1,960  10.1
 Other freight-
  related .......        174    2.2     174   2.4      591   2.7      543   2.8
Other Operating
 Revenues .......        124    1.5      66    .9      321   1.4      219   1.1
                      ------  -----  ------ -----  ------- -----  ------- -----
   Total ........     $8,136  100.0% $7,296 100.0% $22,226 100.0% $19,453 100.0%
                      ======  =====  ====== =====  ======= =====  ======= =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:


                 Three Months Ended September 30,Nine Months Ended September 30,
                      ---------------------------- -----------------------------
                           2008            2007         2008           2007
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Salaries, wages,
 payroll taxes and
 employee benefits.$3,886   47.8% $3,898   53.4% $11,686   52.6% $11,367   58.4%
Casualties and
 insurance .......    198    2.4     226    3.1      645    2.9      691    3.6
Depreciation .....    720    8.8     707    9.7    2,158    9.7    2,122   10.9
Diesel fuel ......  1,161   14.3     672    9.2    3,081   13.9    1,733    8.9
Car hire, net ....    374    4.6     282    3.9      805    3.6      651    3.4
Purchased
 services,
 including legal
 and professional
 fees ............    496    6.1     531    7.3    1,465    6.6    1,436    7.4
Repair and
 maintenance of
 equipment .......    537    6.6     389    5.3    1,183    5.3    1,309    6.7
Track and signal
 materials .......    846   10.4     601    8.2    1,391    6.3    1,591    8.2
Track usage fees .    195    2.4     253    3.5      470    2.1      554    2.8
Other materials
 and supplies ....    317    3.9     324    4.4      894    4.0      930    4.8
Other ............    423    5.2     400    5.5    1,398    6.3    1,440    7.4
                   ------  -----  ------  -----  -------  -----   ------  -----
 Total ...........  9,153  112.5   8,283  113.5   25,176  113.3   23,824  122.5
 Less capitalized
  and recovered
  costs ..........  1,189   14.6   1,109   15.2    1,923    8.7    2,656   13.7
                   ------  -----  ------  -----  -------  -----   ------  -----
   Total ......... $7,964   97.9% $7,174   98.3% $23,253  104.6% $21,168  108.8%
                   ======  =====  ======  =====  =======  =====  =======  =====

Nine Months Ended September 30, 2008 Compared to Nine Months
Ended September 30, 2007


Operating Revenues:

Operating revenues increased $2.8 million, or 14.3%, to $22.2 million in the nine months ended September 30, 2008 from $19.4 million in the nine months ended September 30, 2007. This increase is the net result of a $3.5 million (21.0%) increase in conventional freight revenues, a $48,000 (8.8%) increase in other freight-related revenues and a $102,000 (46.6%) increase in other operating revenues partially offset by an $889,000 (45.4%) decrease in container freight revenues.

The increase in conventional freight revenues is attributable to a 12.3% increase in traffic volume and an 8.4% increase in the average revenue received per carloading. The Company's conventional carloadings increased by 2,808 to 25,577 in the nine- month period ended September 30, 2008 from 22,769 in 2007.

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

The increase in the average revenue received per conventional carloading is attributable to a shift in the mix of freight toward higher rated commodities, as well as some rate increases, including diesel fuel surcharges.

The decrease in container freight revenues is the result of a 49.4% decline in traffic volume partially offset by a 7.9% increase in the average revenue received per container. Container traffic volume decreased by 16,409 containers to 16,841 in the nine-month period ended September 30, 2008 from 33,250 in 2007. During the second quarter of 2007 the Company began to experience a steady decrease in the volume of its container traffic which has continued into 2008. Among other factors, rate increases imposed by western rail carriers in the United States have resulted in steamship lines using "all water" routings to the East Coast for an increasingly larger portion of container traffic thereby significantly reducing the volume of such traffic shipped cross-country by rail. While the reduced level of traffic seems to have stabilized, the Company is unable to predict if and when container traffic volume may significantly increase. The increase in the average revenue received per container is attributable to contractual rate adjustments based upon railroad industry cost indices and to a change in the mix of containers handled.

The increase in other freight-related revenues results from increased billings for special train and secondary switching services. This is directly attributable to the significant increase in conventional traffic volume during the nine month period.

The increase in other operating revenues reflects more maintenance department billings for services rendered to freight customers and other outside parties


Other Income:

Other income increased by $172,000 to $924,000 in the nine-month period ended September 30, 2008 from $752,000 in 2007. The most significant change was an increase in gains realized from the sale of property, equipment and easements, which revenues can vary significantly from period to period.

Operating Expenses:

Operating expenses for the nine months ended September 30, 2008 increased by $2.1 million, or 9.8%, to $23.3 million from $21.2 million in 2007. The increased cost of diesel fuel during the period accounted for $1.3 million of this increase. This is primarily the result of significantly higher prices for petroleum products which have been in effect for most of 2008. The Company anticipates that expenditures for diesel fuel will decrease, somewhat, during the fourth quarter of 2008 due to lower prices. Also contributing to the increased operating expenses is the fact that the Company's maintenance of way personnel have been engaged in fewer capitalized track projects in 2008 than was the case in 2007.

Income Tax Benefit:

The income tax benefit for the first nine months of 2008 is approximately 33% of the pre-tax loss. This is the effective federal income tax rate which the Company expects to realize for 2008 before giving effect to any track maintenance credits to which it may be entitled.


Three Months Ended September 30, 2008 Compared to Three Months
Ended September 30, 2007

Operating Revenues:

Operating revenues increased $840,000, or 11.5%, to $8.1 million in the third quarter of 2008 from $7.3 million in the third quarter of 2007. This increase is the net result of a $970,000 (14.9%) increase in conventional freight revenues and a $58,000 (87.9%) increase in other operating revenues partially offset by a $188,000 (34.9%) decrease in container freight revenues. The amount of other freight-related revenues was virtually unchanged between quarters.

The increase in conventional freight revenues is attributable to a 1.7% increase in traffic volume and a 13.0% increase in the average revenue received per conventional carloading. The Company's conventional carloadings increased by 160 to 9,583 in the third quarter of 2008 from 9,423 in the third quarter of 2007.

The reasons for the increases in traffic volume and revenue received per carloading are as explained in the discussion of the results of operations for the nine months ended September 30, 2008.

The decrease in container freight revenues is the result of a 40.7% decrease in traffic volume partially offset by a 9.8% increase in the average revenue received per container. Container traffic volume decreased by 3,681 containers to 5,362 in the third quarter of 2008 from 9,043 in the third quarter of 2007. The reasons for the decrease in traffic volume and the increase in the average revenue received per container are as previously explained in the discussion of the results of operations for the nine months ended September 30, 2008.

Other freight-related revenues consisting of billings for demurrage, secondary switching, weighing, special train and other ancillary services were virtually unchanged between quarters.

The increase in other operating income reflects higher maintenance department billings for services rendered to freight customers and other outside parties.

Other Income:

Other income increased by $458,000 to $617,000 in the third quarter of 2008 from $159,000 in the third quarter 2007. Increased gains from the sale of property and equipment accounts for this increase.

Operating Expenses:

Operating expenses for the third quarter of 2008 increased by $790,000, or 11.0%, to $8.0 million from $7.2 million. The increased cost of diesel fuel, as previously discussed, accounts for $489,000 of this increase.

Income Taxes:

The income tax provision for the third quarter of 2008 is approximately 33% of pre tax income. This is the effective federal income tax rate which the Company expects to pay in 2008 before giving effect to any track maintenance credits to which it may be entitled.


Liquidity and Capital Resources
-------------------------------

In January 2008 the Company, pursuant to an agreement with GATX Corporation ("GATX"), received approximately $5.5 million in cash in exchange for 239,523 newly-issued shares of its common stock which it sold to GATX. This infusion of equity is being used for capital improvements to enhance the Company's railroad lines.

During the first nine months of 2008 the Company's operations generated $772,000 of cash. Total cash and cash equivalents, increased by $2.1 million during the period. The principal utilization of cash during the period, other than for operations, was to pay off the Company's outstanding borrowings under its bank line-of-credit and for capital expenditures and the payment of dividends.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of September 30, 2008, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either the prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at September 30, 2008. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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

     (a) No reports on Form 8-K were filed during the quarter ended September 30, 2008.

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


DATED:  November 13, 2008

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

DATE:  November 13, 2008

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

DATE:  November 13, 2008

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

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                  /s/ Robert H. Eder
                                  -----------------------------
                                  Robert H. Eder,
                                  Chairman of the Board And Chief
                                  Executive Officer
                                  November 13, 2008

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of Section 13(a) or 15
          (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                  /s/ Robert J. Easton
                                  -----------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  November 13, 2008