Form 10-K
period 2008-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2009-03-25
CIK 831968

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                Form 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
   For the fiscal year ended December 31, 2008

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

Large accelerated filer               Accelerated filer
 Non-accelerated filer   X             Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act)                        Yes      No  X

As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $52,329,402. (For this purpose, all directors of the Registrant are considered affiliates.)

As of March 6, 2009, the Registrant had 4,803,900 shares of Common Stock outstanding.

Documents Incorporated by Reference -
-------------------------------------

Portions of the Registrant's Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 29, 2009, is incorporated by reference into
Part III of this Form 10-K.

Exhibit Index - Page IV-1.


       IMPORTANT NOTICE REGARDING THE AVAILABILITY OF PROXY MATERIALS FOR
        THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 29, 2009.

     The Company's Proxy Statement, sample proxy card and 2008 Annual Report on Form 10-K are available at: www.edocumentview.com/pwx.

                                     PART I

Item 1. Business
----------------

     Providence and Worcester Railroad Company ("P&W" or "the Company") is a class II regional freight railroad operating in Massachusetts, Rhode Island, Connecticut and New York. The Company is the only interstate freight carrier serving the State of Rhode Island and possesses the exclusive and perpetual right to conduct freight operations over the Northeast Corridor between New Haven, Connecticut and the Massachusetts/Rhode Island border. Since commencing independent operations in 1973, the Company, through a series of acquisitions of connecting lines, has grown from 45 miles of track to its current system of approximately 516 miles. P&W services the largest international doublestack intermodal terminal facility in New England in Worcester, Massachusetts, a strategic location for regional transportation and distribution enterprises.

     The Company transports a wide variety of commodities for its customers, including automobiles, construction aggregates, iron and steel products, chemicals, lumber, scrap metals, plastic resins, cement, coal, construction and demolition debris, and processed foods and edible foodstuffs, such as frozen foods, corn syrup and animal and vegetable oils. Its customers include Aventine Renewable Energy, Inc., Cargill, Inc., The Dow Chemical Company, Exxon Mobil Corporation, First Light Power Resources, Frito-Lay, Inc., International Paper Company, Northeast Utilities, Nucor Steel and Tilcon Connecticut, Inc. In 2008, P&W transported 33,953 carloads of freight and 20,938 intermodal containers. The Company also generates income through sales of properties, grants of easements and licenses and leases of land and tracks.

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


Industry Overview

 General

     Freight railroads are divided into three classes based on operating revenues: Class I, $359.6 million or more; Class II, $28.8 million to $359.6 million; and Class III, less than $28.8 million. As a result of mergers and consolidations, there are now only seven Class I railroads in the country. The Class I railroads handle 93% of the nation's rail freight business.

     The freight rail industry underwent revitalization after the passage of the Staggers Rail Act in 1980 which deregulated the pricing and types of services provided by railroads. As a result, railroads were able to achieve significant productivity gains and operating cost decreases while gaining pricing flexibility. Freight rail service became more competitive with other transportation modes with respect to both quality and price. The volume of freight moved by rail has risen dramatically since 1980 and profitability has improved significantly.

     One result of revitalization of the industry has been the growth of regional (over 350 miles) and short-line railroads, which has been fueled by a trend among Class I railroads to divest certain branch lines in order to focus on their long-haul core systems. There are now more than 550 of these regional and short-line railroads. They operate in 47 of the 48 contiguous states comprising the continental United States, account for 29% of all rail track, employ 11% of all rail workers and generate about 9% of all rail revenue.

     Generally, freight railroads handle two types of traffic: conventional carloads and intermodal containers used in the shipment of goods via more than one mode of transportation, e.g., by ship, rail and truck. By using a hub-and-spoke approach to shipping, multiple containers can be moved by rail to and from an intermodal terminal and then either delivered to their final destinations by truck or transferred to ship for export. Over the past decade, commodity shippers have increasingly turned to intermodal transportation principally as an alternative to long-haul trucking. The development of new intermodal technology, which allows containers to be moved by rail double-stacked (i.e., stacked one on top of the other) on specially designed railcars, together with increasing highway traffic congestion and the shortage of long-haul truck drivers have contributed to this trend. Beginning with the second quarter of 2007 and continuing through 2008, the number of containers arriving in southern New England by way of landbridge (across the continental United States) declined, as containers began being routed from Far East ports directly to East Coast ports over all-water routes. The economic downturn has compounded the decline in container volumes.


Regional Developments

     Over the past several years, a number of development projects within the Company's service area have been completed. Some have increased port capacity along the extensive coastline of southern New England and improved the intermodal transportation and distribution infrastructure in the region, while others have improved the Company's connections to Class I carriers servicing southern New England. This infrastructure presents the Company with multiple opportunities for increased business and routing options, and enhancing its customers' market access.

 Quonset/Davisville

     The State of Rhode Island and the federal government are continuing redevelopment efforts on a 1,000 acre portion of the former naval facility at Quonset/Davisville for an active port and industrial park that houses a number of rail-oriented industries and an auto port. Construction of a freight rail improvement project, providing additional track capacity and Phase 1 double-stack clearances on the Northeast Corridor between Quonset/Davisville and Boston Switch, the connection of the Corridor to the Company's mainline at Central Falls, RI, was completed in October 2006. Shipment of automobiles by rail commenced in the fall of 2007 with the Company handling 167 autoracks through 2007 and 1043 autoracks in 2008.

 Port of Providence

     Infrastructure improvements undertaken by the Port of Providence and the Company in 2003, including the installation of paving, lighting and "on dock" rail, have accommodated substantial growth in the Company's movement of imported coal to inland markets. Coal proved to be a significant source of revenue for the Company during 2008.

     In October 2006, the Company initiated rehabilitation of a substantial portion of its South Providence yard to facilitate handling unit trains of ethanol. This commodity is being transported by rail throughout the country and is a component of the gasoline mix available at gasoline service stations throughout southern New England. Rehabilitation was completed and shipments of ethanol commenced during the third quarter of 2007. The Company intends to undertake rehabilitation of the remainder of the South Providence yard in 2009.

 Middletown/Hartford Line

     In cooperation with the state of Connecticut, the Company has been engaged in the restoration of the rail line extending from Middletown to Hartford, Connecticut. In April 2000, the State of Connecticut appropriated $1.85 million to fund its portion of the project (approximately 70%). The portion of the line south of Rocky Hill is currently in service.

 New London and Willimantic Interchanges

     Through its New London interchange with the New England Central Railroad ("NEC"), P&W began interchanging traffic with the Canadian National Railway ("CN") and the Canadian Pacific Railway ("CP"). With the Company's reactivation of the Willimantic Interchange in late 2007, across a route with improved overhead clearances to NEC, the Willimantic Branch became the primary interchange route to NEC and further strengthened the Company's connections with CP via the Green Mountain gateway at Bellows Falls, Vermont and CN via St. Albans, Vermont.


Railroad Operations

     The Company's rail freight system comprises approximately 516 miles of track. The Company interchanges freight traffic with CSX Transportation at Worcester, Massachusetts and at New Haven, Connecticut; with Pan Am Railways (formerly Springfield Terminal Railway Company) at Gardner, Massachusetts; with NEC at New London and Willimantic, Connecticut; with CN and CP via the NEC; and with New York and Atlantic Railroad at Fresh Pond Junction on Long Island. Through its connections, P&W links more than 80 communities on its lines. The

Company operates four classification yards (areas containing tracks used to group freight cars destined for a particular industry or interchange) located in Worcester, Massachusetts, Cumberland, Rhode Island and Plainfield and New Haven, Connecticut.

     The Company is dependent upon the railroads with which it interchanges freight traffic to enable it to properly service its customers at competitive rates. Failure of any of these connecting railroads to provide adequate service at reasonable rates can result in a loss of freight customers and revenues.

     By agreement with a private operator, the Company services an approved customs intermodal yard in Worcester. A customs intermodal yard is an area containing tracks used for the loading and unloading of containers. This yard is U.S. Customs bonded, and international traffic must be inspected and approved by U.S. Customs officials. The intermodal yard serves primarily as a terminal for movement of container traffic from the Far East, Southeast Asia and Europe destined for points in New England. Numerous container ship lines utilize double-stack train service through this terminal. P&W works closely with the terminal operator to develop and maintain strong relationships with steamship lines involved in international intermodal transportation.

 Customers

     The Company serves approximately 165 customers in Massachusetts, Rhode Island, Connecticut and New York. The Company's 10 largest customers account for more than half of its operating revenues. In 2008, one customer, which ships construction aggregates from three separate quarries on P&W's system to asphalt production plants in Connecticut and New York, accounted for 10% of the Company's operating revenues. No other customer accounted for 10% or more of its total operating revenues in 2008.

 Markets

     The Company transports a wide variety of commodities for its customers. In recent years, chemicals and plastics (including ethanol, beginning in 2007) and construction aggregates were the two largest commodity groups transported by the Company, constituting 36% and 13%, respectively, of conventional carload freight revenues in 2008. The following table summarizes the Company's conventional carload freight revenues by commodity group as a percentage of such revenues:

Commodity                                        2008  2007  2006
---------                                        ----  ----  ----
Chemicals and plastics (including ethanol).        36%   37%   33%
Construction aggregates ...................        13    17    19
Coal ......................................        12     8    11
Metal products ............................        10     9     7
Food and agricultural products ............         9    12    12
Forest and paper products .................         9    12    14
Other (including automobiles) .............        11     5     4
                                                 ----  ----  ----
 Total......................................      100%  100%  100%
                                                  ===   ===   ===

 Sales and Marketing

     P&W's sales and marketing staff of four people has substantial experience in pricing and marketing railroad services. The sales and marketing staff focuses on understanding and addressing the raw material requirements and transportation needs of its existing customers and businesses on its lines. The staff grows existing business by maintaining close working relationships with both customers and connecting carriers. The sales and marketing staff strives to generate new business for the Company through (i) targeting companies already on P&W's rail lines but not currently using rail services or not using them to their full capacity, (ii) working with state and local development officials, developers and real estate brokers to encourage the development of industry on the Company's rail lines, and (iii) identifying and targeting the non-rail transportation of goods into and out of the region in which the Company operates. Unlike many other regional and short-line railroads, the Company is able to offer its customers creative pricing and routing alternatives because of its multiple connections to other carriers.

 Safety

     An important component of the Company's operating strategy is conducting safe railroad operations for the benefit and protection of employees, customers and the communities served by its rail lines. Since commencing active operations in 1973, the Company has committed significant resources to track maintenance to minimize the risk of derailments and believes its rail system is in good condition. In addition, the Company has an employee training program utilizing classroom instruction and video programs on topics including NORAC Operating Rules, Safety Rules, Rail Security Awareness plans and Hazardous Materials Awareness, as well as manufacturer-provided training materials.

     Safety of the Company's operations is of paramount importance for the benefit and protection of the Company's employees, customers and the communities served by its rail lines. The Company and its employees have continued to make improvements in preventing injuries while at the same time expanding operations and the work force.

 Rail Traffic

     Rail traffic is classified as on-line or overhead traffic. On-line traffic is traffic that originates or terminates with shippers located on a railroad's rights-of-way. Overhead traffic passes from one connecting carrier to another and neither originates nor terminates with shippers located on a railroad's rights-of-way. Presently, P&W is solely an on-line carrier but may provide overhead service in the future for certain rail traffic to and from Long Island.

     Freight rail rates can be in various forms. Generally, customers are given a "through" rate, a single amount encompassing the rail transportation of a commodity from point of origin to point of destination, regardless of the number of carriers which handle the car. Rates are developed by the carriers based on the commodity, volume, distance and competitive market considerations. The entire freight bill is paid either to the originating carrier ("prepaid") or to the destination carrier ("collect") and divided among all carriers which handle the move. The basis for the division varies and can be based on factors (or revenue requirements) independently established by each carrier which comprise the through rate, or on a percentage basis established by division agreements among the carriers. A carrier such as P&W, which actually places the car at the customer's location and attends to the customer's daily switching requirements, typically receives a share of revenue greater than an amount based simply on mileage hauled.

 Employees

     As of December 31, 2008, the Company had 153 full-time employees, 118 of whom are represented by three railroad labor organizations that are national in scope. The Company's non-management employees have been represented by unions since the Company commenced independent operations in 1973.

     The Company's initial agreement with the United Transportation Union covering the trainmen was unusual in the railroad industry since it provided the Company with discretion in determining crew sizes, eliminated craft distinctions and provided a guaranteed annual wage for a maximum number of hours worked. The Company's collective bargaining agreements have been in effect since February 1973 for trainmen, since May 1974 for clerical employees and dispatchers and since June 1974 for maintenance employees. These contracts do not expire but are subject to renegotiation after the agreed-upon moratoria. The Company signed eight year agreements with the United Transportation Union (trainmen) in October 2005, the Transportation Communications International Union (clerical) in August 2006 and the Brotherhood of Railroad Signalmen (maintenance) in July 2007. The Company considers its employee and labor relations to be good.


Competition

     The Company is the only rail carrier serving businesses located on-line. The Company competes with other carriers, however, in the location of new rail-oriented businesses in the region. Certain rail competitors, including CSX Transportation and Norfolk Southern Corp., are larger and better capitalized than the Company. The Company also competes with other modes of transportation, particularly long-haul trucking companies for the transportation of commodities, and ocean-going vessels for the transportation of containers. Any improvement in the cost or quality of these alternate modes of transportation including, for example, legislation granting material increases in truck size or allowable weight, could increase competition and may materially adversely affect the Company's business and results of operations. As a means of competing, P&W strives to offer greater convenience and better service than competing rail carriers and at costs lower than some competing non-rail carriers. The Company also competes by participating in efforts to attract new industry to the areas which it serves.

     The Company believes that its ability to grow depends, in part, upon its ability to acquire additional connecting rail lines. In making acquisitions, P&W competes with other short-line and regional rail operators, some of which are larger and have greater financial resources than the Company.


Governmental Regulation

     The Company is subject to governmental regulation by the United States Surface Transportation Board (the "STB"), the Federal Railroad Administration (the "FRA"), the Transportation Security Administration (the "TSA") and other federal, state and local regulatory authorities with respect to certain rates and railroad operations, as well as a variety of health, safety, labor, environmental and other matters, all of which could potentially affect the competitive position and profitability of the Company. Additionally, the Company is subject to STB regulation and may be required to obtain STB approval prior to its acquisition of any new railroad properties. Management of the Company believes that the regulatory freedoms granted by the Staggers Rail Act of 1980 (the "Staggers Rail Act") have been beneficial to the Company by giving it flexibility to adjust prices and operations to respond to market forces and industry changes. However, various interests, and certain members of the United States Congress (which has jurisdiction over federal regulation of railroads), have from time to time expressed their intention to support legislation that would eliminate or reduce significant freedoms granted by the Staggers Rail Act.


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


Internet Address and SEC Reports

     The Company maintains a website with the address www.pwrr.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission ("SEC"). We also include on our website our corporate governance guidelines and the charters for each of the major committees of our board of directors. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC.


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

     Acquisitions of additional rail lines may be subject to regulatory review and approval by the STB. The Company is a Class II railroad and acquisitions made by Class II railroads are subject to a requirement that employees affected by an acquisition be paid up to one year's severance.


 Competition

     For customers located directly on line, which constitute the majority of the Company's freight business, the Company is the only rail carrier providing direct service. However, the Company competes with other freight railroads on the location of new businesses in the region. The Company also competes with other modes of transportation such as long-haul trucking companies and ocean-going vessels, including short-sea shipping. Any improvement in the cost, quality or availability of these alternate modes of transportation, for example, legislation granting increases in truck size or allowable weight, could increase this competition and materially affect the Company's business and results of operations. In addition, the revenues derived from the handling of intermodal containers could be materially adversely affected by the rerouting of containers from Far East ports directly to East Coast ports via an all-water route rather than by way of landbridge.


 Customer Concentration

     The Company's ten largest customers accounted for more than 50% of the Company's operating revenues for 2008 with one customer accounting for 10%. The Company's business could be materially adversely affected if any of these customers reduces shipments of commodities transported by the Company.

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

     All railroad industry employees are covered by the Railroad Retirement Act and the Railroad Unemployment Insurance Act in lieu of Social Security and other federal and state unemployment insurance programs, and the Federal Employers Liability Act in lieu of state workers' compensation. Increases in the taxes payable pursuant to the Railroad Retirement Act and/or the Railroad Unemployment Insurance Act would increase the Company's costs of operations.


 Relationships with Other Railroads

     The railroad industry in the United States is dominated by a small number of large Class I carriers that have substantial market control and negotiating leverage. A majority of the Company's carloadings is interchanged with a Class I carrier, CSX Transportation. A decision by CSX Transportation to discontinue serving routes or to disadvantageously price the transport of certain commodities could materially adversely affect the Company's business.

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


 Rail Infrastructure and Availability of Government Programs

     Certain of the Company's growth opportunities are contingent upon anticipated improvements to P&W's existing rail infrastructure. No assurance can be given that the Company will be able to complete such projects as planned. Unforeseen delays or other problems which prevent completion of such improvements could materially adversely affect the Company's business and results of operations. In addition, the Company has worked with federal and state agencies to improve its rail infrastructure and has been effective in obtaining federal and state financial support for certain projects. There can be no assurance, however, that such federal and state programs or funds will be available in the future or that the Company will be eligible to participate in such programs. Failure to participate in federal and state programs or to receive federal or state funding for rail infrastructure improvements would cause the Company to incur the full cost of those infrastructure improvements undertaken and completed and significantly increase its costs of rail infrastructure improvement.


 Potential for Increased Governmental Regulation and Mandated Upgrade to
  Property

     The Company is subject to governmental regulation by the STB, the FRA, the TSA and other federal, state and local regulatory authorities with respect to certain rates and railroad operations, as well as a variety of health, safety, labor, environmental, security and other matters, all of which could potentially affect the competitive position and profitability of the Company. Management of the Company believes that the regulatory freedoms granted by the Staggers Rail Act have been beneficial to the Company by giving it flexibility to adjust prices and operations to respond to market forces and industry changes. However, various interests and certain members of the United States House of Representatives and Senate (which have jurisdiction over the federal regulation of railroads) have from time to time expressed their intention to support legislation that would eliminate or reduce significant freedoms granted by the Staggers Rail Act. If enacted, these proposals, or court or administrative rulings to the same effect under current law, could materially adversely affect the Company's business and results of operations.


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

     Virtually all of the mainlines on which the Company operates are in FRA class 3 condition (allowing 40 m.p.h. speeds) or better. The Company intends to maintain the mainline tracks which it owns in such excellent condition.

     Of the approximately 516 miles that comprise the Company's system, 306 miles, or 58.5%, are located in Connecticut, 95 miles, or 19%, are located in Massachusetts, 87 miles, or 17%, are located in Rhode Island and 28 miles, or 5.5%, are located in New York.


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


 Other Properties

     The Company owns or has the right to use a total of approximately 130 acres of real estate located along the principal railroad lines from downtown Providence through Pawtucket, Rhode Island. Of this acreage, P&W owns approximately eight acres in Pawtucket and has a perpetual easement for railroad purposes over the remaining 122 acres.

     The Company has invested nearly $12 million in the development of the South Quay in East Providence, Rhode Island which has resulted in the creation of approximately 33 acres of waterfront land. The Company also owns 12 acres of land adjacent to the South Quay, as well as 11 acres off Dexter Road, East Providence, all of which are being held for future development.

     P&W actively manages its real estate assets in order to maximize revenues. The income from property management is derived from sales and leasing of properties and tracks and grants of easements to government agencies, utility companies and other parties for the installation of overhead or underground cables, pipelines and transmission wires as well as recreational uses such as bike paths.

 Rolling Stock

     The following schedule sets forth the rolling stock owned by the Company as of December 31, 2008:

     Description                                                    Number
     -----------                                                    ------
     Locomotive ..................................................      30
     Gondola .....................................................       5
     Open-Top Hopper..............................................     137
     Flat Car  ...................................................       5
     Ballast Car..................................................      30
     Passenger Equipment..........................................       7
     Caboose......................................................       2
                                                                    ------
         Total....................................................     216
                                                                    ======

     The 30 diesel electric locomotives, which include nine pre-owned 3,900 horsepower GE B39-8 locomotives acquired in 2002 and 2003 and four pre-owned GE B40-8 locomotives acquired in 2004 and 2005, are used on a daily basis, are maintained to a high standard, comply with all FRA and Association of American Railroads rules and regulations and are adequate for the needs of the Company's freight operations. The gondolas, open-top hoppers, flat cars and ballast cars are considered modern rail cars and are used in track maintenance and, very occasionally, by certain P&W customers. Other rail freight customers use their own freight cars or obtain such equipment from other sources. The ballast cars are used in track maintenance. From time to time, the Company has leased ballast cars to other railroads. The passenger equipment and caboose are not utilized in P&W's rail freight operations but are used on an occasional basis for Company functions, excursions and charter trips.

     In January 2008, simultaneous with the purchase by GATX Corporation of 239,523 shares of common stock of the Company for the purchase price of $5,509,029 ($23.00/share), the Company and GATX entered into various agreements including an Exclusive Railcar Supply Agreement (the "ERSA") for a term of five
(5) years to renew automatically for successive one-year periods unless earlier terminated by either party. Under the ERSA, provided that market-competitive terms are furnished, GATX became the exclusive supplier of substantially all of P&W's railcar needs, while various other agreements between the parties provided for the Company's acquisition of 137 open-top hopper cars, its lease of 72 mill gondolas, and its lease of 200 automobile-carrying railcars (autoracks).


 Equipment

     P&W has a state-of-the-art digital touch control dispatching system at its Worcester operations center permitting two-way radio contact with every train crew and maintenance vehicle on its lines and a computer-based manual block dispatching system with safety overrides to enhance dispatching and safety. The system also enables each train crew to maintain radio contact with other crew members. The Company maintains a computer facility in Worcester with back-up computer facilities in Worcester and Putnam, Connecticut to assure the Company's ability to operate in the event of disruption of service in Worcester. The Company also has state-of-the-art automatic train defect detectors at strategic locations which inspect passing trains and audibly communicate the results to train crews and dispatchers in order to protect against equipment failure en route.

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

     In July 2008, the Company installed a fifty-ton drop table unit to facilitate the efficient exchange of wheels on locomotives and railcars by lowering the wheels beneath the level of the Engine House floor and across to an adjacent track where exchange with a second wheel set is made.

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

     In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L, on December 18, 2002. The Company was one of about sixty parties named by Plaintiffs in this suit, to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs alleged that the Company is liable under 42 U.S.C. ss. 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. Although the Company does not believe it generated any waste that ended up at the Site, or that its activities caused contamination at the Site, the Company paid $45,000 to settle this suit in March 2006.


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

                                     Part II
                                     -------

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters and
--------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

The Common Stock is quoted on the Nasdaq Stock Market, LLC ("NASDAQ") under the trading symbol "PWX". The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported on the NASDAQ. Also included are dividends paid per share of Preferred Stock and Common Stock during these quarterly periods.


                                       Common Stock
                                       ------------
                                      Trading Prices         Dividends Paid
                                      --------------         --------------
                                  High            Low     Preferred      Common
                                  ----            ---     ---------      ------
2007
----
     First Quarter ........     $19.50         $16.70        $5.00       $ .04
     Second Quarter .......      21.61          17.46          -0-         .04
     Third Quarter ........      19.55          14.35          -0-         .04
     Fourth Quarter .......      20.74          16.50          -0-         .04


2008
----
     First Quarter ........     $20.00         $15.75        $5.00       $ .04
     Second Quarter .......      21.40          18.55          -0-         .04
     Third Quarter ........      20.24          14.79          -0-         .04
     Fourth Quarter .......      17.18           7.72          -0-         .04




As of February 28, 2009, there were approximately 667 holders of record of the Company's common stock.

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

                                PERFORMANCE GRAPH


                      PREPARED BY BURNHAM SECURITIES INC.
                 FOR PROVIDENCE AND WORCESTER RAILROAD COMPANY.


                                 5 - Year Return
                   Providence and Worcester Railroad Company,
                     U.S. Railroad Index and Russell 2000(R) Index

                               [GRAPHIC OMITTED]


*Compiled by Burnham Securities Inc.
--------------------------------------------------------------------------------
Index Components: Burlington Northern Santa Fe Corp. (NYSE:BNI), CSX Corp. (NYSE:CSX), Genesee & Wyoming Inc. (NYSE:GWR), Kansas City Southern (NYSE:KSU), Norfolk Southern Corp. (NYSE:NSC), Pioneer Railcorp (OTCPK:PRRR), Providence and Worcester Railroad Co. (NASDAQ:PWX), Union Pacific Corp. (NYSE:UNP). RailAmerica, Inc., acquired and taken private on February 14, 2007, has been removed from the index.
--------------------------------------------------------------------------------


                         Fiscal Years Ended December 31
                         ------------------------------
                              2003     2004     2005     2006     2007     2008
--------------------------   -----    -----    -----    -----    -----    -----
--------------------------   -----    -----    -----    -----    -----    -----
PWX                          100.0    153.5    171.4    226.1    195.7    142.1
U.S. Railroad Index          100.0    126.4    173.6    189.1    225.5    197.9
Russell 2000                 100.0    117.0    120.9    141.4    137.6     89.7
--------------------------   -----    -----    -----    -----    -----    -----

The Russell 2000(R) Index measures the performance of small capitalization US companies by measuring the performance of the 2,000 smallest securities in the Russell 3000(R) Index. The U.S. Railroad Index is compiled by Burnham Securities Inc. and includes 8 railroad-operating companies.

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


                                             Years Ended December 31,
                                   2008      2007      2006      2005      2004
                                 -------   -------   -------   -------   -------
                                     (in thousands, except per share amounts)
Income Statement Data:
 Operating revenues ........    $ 29,736   $26,164   $28,451   $26,734   $24,943
 Other income ...............      1,050       890     1,373     1,208     1,547
                                 -------   -------   -------   -------   -------
 Total Revenues .............     30,786    27,054    29,824    27,942    26,490
 Operating expenses .........     30,485    27,856    28,222    26,114    24,854
                                 -------   -------   -------   -------   -------
 Income (loss) before income
  taxes .....................        301      (802)    1,602     1,828     1,636
 Provision for income taxes
  (benefit) .................        135      (150)      560       615       631
                                 -------   -------   -------   -------   -------
 Net income (loss) ..........        166      (652)    1,042     1,213     1,005
 Preferred stock dividend ...          3         3         3         3         3
                                 -------   -------   -------   -------   -------

 Net income (loss) available to
  common shareholders .......    $   163   $  (655)  $ 1,039   $ 1,210   $ 1,002
                                 =======   =======   =======   =======   =======

 Basic and diluted income
  (loss) per common share ...    $   .03   $  (.14)  $   .23   $   .27   $   .22
                                 =======   =======   =======   =======   =======

 Weighted average shares-basic     4,790     4,545     4,523     4,496     4,470
                                 =======   =======   =======   =======   =======

 Weighted average
  shares-diluted ............      4,866     4,545     4,602     4,574     4,548
                                 =======   =======   =======   =======   =======

 Cash dividends per share of
  Common Stock ..............    $  0.16   $  0.16   $  0.16   $  0.16   $  0.16
                                 =======   =======   =======   =======   =======


                                                   December 31,
                                   2008      2007      2006      2005      2004
                                 -------   -------   -------   -------   -------
                                                 (in thousands)
Balance Sheet Data:
 Total assets ................   $99,010   $95,158   $95,024   $93,484   $91,582
 Shareholders' equity .......     74,797    69,675    70,624    69,845    69,027

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

The Company generates operating revenues primarily from the movement of freight in both conventional freight cars and in intermodal containers on flat cars over its rail lines. Freight revenues are recorded at the time delivery is made to the customer or the connecting carrier. Modest freight-related operating revenues are derived from demurrage, switching, weighing, special train and other transportation services. Other operating revenues are derived from services rendered to freight customers and other outside parties by the Company's Maintenance of Way, Communications & Signals, and Maintenance of Equipment Departments. Operating revenues also include amortization of deferred grant income.

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

When comparing the Company's results of operations from one year to another, the following factors should be taken into consideration. First, the Company has historically experienced fluctuations in operating revenues and expenses due to unpredictable events such as one-time freight moves and customer plant expansions and shutdowns. Second, the Company's freight volumes are susceptible to increases and decreases due to changes in international, national and regional economic conditions. Third, the volume of capitalized track or recollectible projects performed by the Company's Maintenance of Way and Communications & Signals Departments can vary significantly from year to year, thereby impacting total operating expenses. Fourth, diesel fuel comprises a significant portion of the Company's operating costs. As fuel prices increase the Company attempts to recover these costs through surcharges and increased fees; however, the Company's profitability can be impacted by changes in fuel prices.

The Company also generates income through sales of properties, grants of easements and licenses, and leases of land and tracks. Income or loss from sale, condemnation and disposal of property and equipment and grants of easements is recorded at the time the transaction is consummated and collectibility is assured. This income varies significantly from year to year.

One of the Company's customers which ships construction aggregates from three separate quarries on the Company's rail system to asphalt production plants in Connecticut and New York, accounted for 10.0%, 13.8% and 14.8% of its operating revenues in 2008, 2007 and 2006, respectively. The Company does not believe that this customer will cease to be a rail shipper or will substantially decrease its freight volume in the foreseeable future. In the event that this customer should cease or substantially reduce its rail freight operations, management believes that the Company could restructure its operations to reduce operating costs by an amount sufficient to largely offset the decrease in operating revenues.


Results of Operations

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:


                                           Years Ended December 31,
                                -----------------------------------------------
                                     2008            2007              2006
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Freight Revenues:
 Conventional carloads ......  $27,113   91.2%  $22,682   86.7%  $23,443   82.4%
 Containers .................    1,341    4.5     2,389    9.1     3,572   12.5
 Other freight-related ......      837    2.8       774    3.0       876    3.1
Other operating revenues.....      445    1.5       319    1.2       560    2.0
                               -------  -----   -------  -----   -------  -----
  Total .....................  $29,736  100.0%  $26,164  100.0%  $28,451  100.0%
                               =======  =====   =======  =====   =======  =====


The following table sets forth conventional carload freight revenues by commodity group in dollars and as a percentage of such revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2008            2007              2006
                                -------------   --------------    -------------
                                      (in thousands, except percentages)

Chemicals and plastics
 (including ethanol) .........    $ 9,761   36.0% $ 8,387  37.0% $ 7,759   33.1%
Construction aggregate .......      3,389   12.5    3,840  16.9    4,359   18.6
Coal .........................      3,281   12.1    1,818   8.0    1,651    7.0
Metal products ...............      2,793   10.3    2,132   9.4    2,488   10.6
Food and agricultural products      2,522    9.3    2,777  12.2    2,749   11.7
Forest and paper products ....      2,467    9.1    2,756  12.2    3,181   13.6
Other (including automobiles)       2,900   10.7      972   4.3    1,256    5.4
                                  -------  -----  ------- -----  -------  -----
  Total ......................    $27,113  100.0% $22,682 100.0% $23,443  100.0%
                                  =======  =====  ======= =====  =======  =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues: Years Ended

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2008            2007              2006
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Salaries, wages, payroll taxes
 and employee benefits .......   $15,631   52.6% $15,204  58.1% $14,945   52.5%
Casualties and insurance .....       867    2.9      919   3.5      956    3.4
Depreciation .................     2,941    9.9    2,884  11.0    2,829    9.9
Diesel fuel ..................     3,986   13.4    2,524   9.6    2,495    8.8
Car hire, net ................       928    3.1      818   3.1    1,096    3.9
Purchased services, including
 legal and professional fees .     2,304    7.7    2,037   7.8    1,947    6.8
Repairs and maintenance of
 equipment ...................     1,993    6.7    1,711   6.5    1,943    6.8
Track and signal materials ...     1,716    5.8    2,135   8.2    2,949   10.4
Track usage fees .............       633    2.1      615   2.4      829    2.9
Other materials and supplies..     1,265    4.3    1,222   4.7    1,239    4.4
Other ........................     1,894    6.4    1,833   7.0    1,891    6.6
                                 -------  -----  ------- -----  -------  -----
 Total .......................    34,158  114.9   31,902 121.9   33,119  116.4
 Less capitalized and
  recovered costs ...........      3,673   12.4    4,046  15.4    4,897   17.2
                                 -------  -----  ------- -----  -------  -----
  Total ......................   $30,485  102.5% $27,856 106.5% $28,222   99.2%
                                 =======  =====  ======= =====  =======  =====



Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Operating Revenues

Operating Revenues increased $3.6 million, or 13.7%, to $29.8 million in 2008 from $26.2 million in 2007. This increase is the net result of a $4.4 million (19.5%) increase in conventional freight revenues, a $63,000 (8.1%) increase in other freight-related revenues and a $126,000 (39.5%) increase in other operating revenues partially offset by a $1.0 million (44.8%) decrease in container freight revenues.

The increase in conventional freight revenues is attributable to a 10.2% increase in traffic volume and an 8.4% increase in the average revenue received per carloading. The Company's conventional carloadings increased by 3,156 to 33,953 in 2008 from 30,797 in 2007. Shipments of ethanol, coal, automobiles and steel ingots accounted for substantially all of the increase in traffic volume. Ethanol and automobiles are commodities which the Company began hauling during the third quarter of 2007. These increases were somewhat offset by decreases in shipments of construction aggregates, chemicals (other than ethanol), building materials and certain other commodities during the year. These decreases appear to result from the current economic downturn in the United States economy. The increase in the average revenue received per conventional carloading is attributable to a shift in the mix of freight hauled toward higher-rated commodities, as well as some rate increases, including diesel fuel surcharges.

The decrease in container freight revenues is the result of a 48.3% decline in traffic volume somewhat offset by an 8.6% increase in the average revenue received per container. Container traffic volume decreased by 19,567 containers to 20,938 in 2008 from 40,505 in 2007. During the second quarter of 2007 the Company began to experience a steady decrease in the volume of its container traffic which continued throughout 2008. Among other factors, rate increases imposed by western rail carriers in the United States resulted in steamship lines using "all water" routings to the East Coast for an increasingly larger portion of container traffic, thereby significantly reducing the volume of such traffic shipped cross-country by rail. In addition, the current economic downturn has added to the decline in container traffic volume. The Company is unable to predict if and when container traffic may significantly increase.

The increase in the average revenue received per container is attributable to contractual rate adjustments based upon railroad industry cost indices as well as a change in the mix of containers handled.

The increase in other freight-related revenues is primarily due to an increase in secondary switching services provided to freight customers. This is directly related to the increase in conventional traffic volume during the year.

The increase in other operating revenues reflects greater maintenance department billings for services rendered to freight customers and outside parties.


Other Income

Other income increased by $160,000 to $1.1 million in 2008 from $890,000 in 2007. The most significant change was an increase in gains realized from the sale of property, equipment and easements, which revenues can vary significantly from year to year.


Operating Expenses

Operating expenses increased by $2.6 million, or 9.4%, to $30.5 million in 2008 from $27.9 million in 2007. Higher expenditures for diesel fuel accounted for $1.5 million of this increase. This is primarily the result of significantly higher prices for petroleum products which were in effect for most of the year. The price of diesel fuel decreased during the fourth quarter of 2008 and such lower prices have continued into 2009.


Provision for Income Taxes (Benefit)

The provision for income taxes for 2008 is $135,000, or 45%, of pre-tax income compared to 19% in 2007. The rate in 2008 reflects normal nondeductible expenses compared to a relatively small pre-tax income. The 2007 effective rate reflects the utilization of track maintenance credits that were freed up by the operating loss.


Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Operating Revenues

Operating Revenues decreased $2.3 million, or 8.0%, to $26.2 million in 2007 from $28.5 million in 2006. This decrease resulted from a $1.2 million (33.1%) decrease in container freight revenues, a $761,000 (3.2%) decrease in conventional freight revenues, a $102,000 (11.6%) decrease in other freight-related revenues and a $241,000 (43.0%) decrease in other operating revenues.

The decrease in container freight revenues is attributable to a 35.9% decline in traffic volume partially offset by a 4.3% increase in the average revenue received per container. Intermodal containers handled decreased by 22,678 to 40,505 in 2007 from 63,183 in 2006. Among other factors, rate increases imposed by western rail carriers in the United States resulted in steamship lines using "all water" routings to the East Coast for a larger portion of container traffic, thereby significantly reducing the volume of such traffic shipped cross-country by rail. This trend began during the second quarter of the year and the Company is unable to predict if and when this trend will be reversed. The increase in the average revenue received per container is primarily due to contractual rate adjustments based upon railroad industry cost indices.

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

The decrease in other freight-related revenues is attributable to reduced billings for demurrage charges which is related to the decrease in conventional traffic volume.

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


Liquidity and Capital Resources

On January 10, 2008, the Company entered into an agreement with GATX Corporation ("GATX") whereby GATX acquired 239,523 newly-issued shares of the Company's common stock (4.99%) for approximately $5.5 million which was and is being utilized for capital improvements to enhance the Company's operations. The Company and GATX also entered into an Exclusive Railcar Supply Agreement whereby GATX has the exclusive right to supply the Company with railcars for certain rail traffic on market-competitive terms. In addition, the Company exchanged 72 of its mill gondolas for 137 open-top hoppers owned by GATX. The Company is leasing the 72 mill gondolas from GATX under operating leases for a period of up to 7 years at minimum annual rentals of $248,000. This amount is not significantly different from the rentals previously paid to GATX for the open-top hoppers which have been used by the Company to transport coal.

The Company generated $832,000, $3.3 million and $3.8 million of cash from operations in 2008, 2007 and 2006, respectively. The Company's total cash and cash equivalents increased by $695,000 in 2008 and decreased by $1.1 million in 2007 and $810,000 in 2006. The principal utilization of cash during the three-year period was for expenditures for property and equipment acquisitions and improvements and payment of dividends.

During 2008, 2007 and 2006 the Company generated $583,000, $288,000 and $863,000, respectively, from the sale of properties not considered essential for railroad operations and from the granting of easements and licenses. The Company holds various properties which could be made available for sale, lease or grants of easements and licenses. Revenues from sales of properties, easements and licenses can vary significantly from year to year.

The Company has a revolving line of credit of $5.0 million with its principal bank, which line expires on May 31, 2009. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and one-half percent over either the one or three month London Interbank Offered Rates. The Company pays no commitment fee on this line and has no compensating balance requirements. The Company repaid the $900,000 of borrowings outstanding as of December 31, 2007 in January 2008 and had no advances against this line during the year.

Substantially all of the mainline track owned by the Company meets FRA Class 3 standards (permitting freight train speeds of 40 miles per hour), and the Company intends to continue to maintain this track at this level. The Company expended $2.6 million, $3.5 million and $3.4 million for additions and improvements to its track structure in 2008, 2007 and 2006, respectively. Deferred grant income of $172,000 in 2008, $520,000 in 2007 and $121,000 in 2006
financed a portion of these additions and improvements. Improvements to the Company's track structure are made, for the most part, by the Company's Maintenance of Way Department personnel.

In 2008, the Company paid dividends in the amount of $5.00 per share, aggregating $3,000, on its outstanding noncumulative preferred stock and $0.16 per share, aggregating $767,000, on its outstanding common stock. Continued payment of such dividends is contingent upon the Company's continuing to have the necessary financial resources available.

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

In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L, on December 18, 2002. The Company was one of about sixty parties named by Plaintiffs in this suit, to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs alleged that the Company is liable under 42 U.S.C. ss. 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. Although the Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site, the Company paid $45,000 to settle this suit in March 2006.

Pursuant to permits issued by the United States Department of the Army Corps of Engineers and the Rhode Island Coastal Resources Management Council, the Company created 33 acres of waterfront land in East Providence, Rhode Island ("South Quay"). The permits for the property, which have been extended to December 2009 and May 2009, respectively, also allow for construction of a dock along the west face of the South Quay. The property, which has a carrying value of $12.0 million, is adjacent to a 12 acre site also owned by the Company.

The property is located one-half mile from I-195. In 2006, the Rhode Island Department of Transportation ("RIDOT") awarded a contract to construct
Waterfront Drive, which provides direct vehicular access from the interstate highway system to the South Quay, which project was completed in 2007. The planned extension by RIDOT of Waterfront Drive northward toward an industrial area in which the Company owns two additional waterfront parcels comprising 11 acres, creating direct access to such property, is in the design stage.

The City of East Providence has created a waterfront redevelopment area with a zoning overlay that would encourage development of offices, hotels, restaurants, shops, marinas, apartments and other "clean" employment. The Company has been cooperating with the City of East Providence in these efforts.

Selected Quarterly Financial Data

Historically, the Company has experienced lower operating revenues in the first quarter of the year. The following table sets forth selected financial data for each quarter of 2008 and 2007. The information for each of these quarters is unaudited but includes all normal recurring adjustments that the Company considers necessary for a fair presentation. These results, however, are not necessarily indicative of results for any future period.



                                               Year Ended December 31, 2008
                                          --------------------------------------
                                           First    Second     Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                          -------   -------   -------   -------
                                        (in thousands, except per share amounts)
Operating Revenues ....................   $ 5,996   $ 8,094   $ 8,136   $ 7,510
Other income ..........................       119       188       617       126
                                          -------   -------   -------   -------
Total revenues ........................     6,115     8,282     8,753     7,636
Operating expenses ....................     7,487     7,802     7,964     7,232
                                          -------   -------   -------   -------
Income (loss) before income taxes
 (benefit) ............................    (1,372)      480       789       404
Provision for income taxes (benefit)         (450)      160       255       170
                                          -------   -------   -------   -------
Net income (loss) .....................   $  (922)  $   320   $   534   $   234
                                          -------   -------   -------   -------

Basic and diluted income (loss) per
 common share .........................   $  (.19)  $   .07   $   .11   $   .04
                                          -------   -------   -------   -------


                                               Year Ended December 31, 2007
                                          --------------------------------------
                                           First    Second     Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                          -------   -------   -------   -------
                                        (in thousands, except per share amounts)
Operating Revenues ....................   $ 5,185   $ 6,972   $ 7,296   $ 6,711
Other income ..........................       115       478       159       138
                                          -------   -------   -------   -------
Total revenues ........................     5,300     7,450     7,455     6,849
Operating expenses ....................     7,101     6,893     7,174     6,688
                                          -------   -------   -------   -------
Income (loss) before income taxes
 (benefit) ............................    (1,801)      557       281       161
Provision for income taxes (benefit)         (640)      210       100       180
                                          -------   -------   -------   -------
Net income (loss) .....................   $(1,161)  $   347   $   181   $   (19)
                                          -------   -------   -------   -------

Basic and diluted income (loss) per
 common share .........................   $  (.26)  $   .08   $   .04   $   .00
                                          -------   -------   -------   -------


Inflation

In recent years, inflation has not had a significant impact on the Company's operations.

Seasonality

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregates shipments during this period and winter weather conditions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Cash and Cash Equivalents

As of December 31, 2008, the Company is exposed to market risks which primarily include changes in U.S. interest rates and purchases of diesel fuel.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either the bank's prime rate or one and one-half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at December 31, 2008. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

The Company purchases in excess of one million gallons of diesel fuel each year to operate its locomotives. The Company does not hedge its diesel fuel purchases but has been able to mitigate the impact of increased diesel fuel prices through the imposition of diesel fuel surcharges on the freight rates charged to customers.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                          INDEX TO FINANCIAL STATEMENTS



                                                        Page
                                                        ----
Report of Independent Registered Public Accounting
 Firm................................................   II-13

Balance Sheets as of December 31, 2008 and 2007......   II-14

Statements   of   Operations  for  the   Years   Ended
 December 31, 2008, 2007 and 2006....................   II-15

Statements of Shareholders' Equity for the Years Ended
 December 31, 2008, 2007 and 2006....................   II-16

Statements   of  Cash  Flows  for  the   Years   Ended
 December 31, 2008, 2007 and 2006....................   II-17

Notes to Financial Statements........................   II-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Providence and Worcester Railroad Company
Worcester, Massachusetts

We have audited the accompanying balance sheets of Providence and Worcester Railroad Company (the "Company") as of December 31, 2008 and 2007, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 25, 2009

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)



                                                                December 31,
                                                              2008         2007
                                                            -------      -------
ASSETS
Current Assets:
 Cash and cash equivalents ...........................      $   876      $   181
 Accounts receivable, net of allowance for doubtful
  accounts of $130 in 2008 and $150 in 2007 ..........        3,526        2,726
 Materials and supplies ..............................        1,103          914
 Prepaid expenses and other current assets ...........          442           90
 Deferred income taxes ...............................          318          325
                                                            -------      -------
  Total Current Assets ...............................        6,265        4,236

Property and Equipment, net ..........................       80,787       78,964
Land Held for Development ............................       11,958       11,958
                                                            -------      -------
Total Assets .........................................      $99,010      $95,158
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Borrowings under line of credit .....................      $    --      $   900
 Accounts payable ....................................        2,418        2,809
 Accrued expenses ....................................        1,460        1,511
                                                            -------      -------
  Total Current Liabilities ..........................        3,878        5,220
                                                            -------      -------
Deferred Income Taxes ................................       12,123       11,969
                                                            -------      -------
Deferred Grant Income ................................        8,212        8,294
                                                            -------      -------

Commitments and Contingent Liabilities

Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par value;
  authorized, issued and outstanding 640 shares
  in 2008 and 2007 ...................................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,801,340 shares in 2008 and 4,552,557 shares
  in 2007 ............................................        2,401        2,276
 Additional paid-in capital ..........................       36,705       31,104
 Retained earnings ...................................       35,659       36,263
                                                            -------      -------
  Total Shareholders' Equity .........................       74,797       69,675
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $99,010      $95,158
                                                            =======      =======


    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)



                                                      Years Ended December 31,
                                                    2008       2007       2006
                                                 --------   --------   --------

Revenues:
 Operating Revenues ......................        $29,736   $ 26,164   $ 28,451
 Other Income ............................          1,050        890      1,373
                                                 --------   --------   --------
   Total Revenues ........................         30,786     27,054     29,824
                                                 --------   --------   --------

Expenses:
 Operating:
  Maintenance of way and structures ......          3,934      3,746      3,971
  Maintenance of equipment ...............          4,105      3,539      3,692
  Transportation .........................         10,284      8,598      8,555
  General and administrative .............          5,064      5,205      4,544
  Depreciation ...........................          2,941      2,884      2,829
  Taxes, other than income taxes .........          2,349      2,223      2,299
  Car hire, net ..........................            928        818      1,095
  Employee retirement plans ..............            247        228        408
  Track usage fees .......................            633        615        829
                                                 --------   --------   --------
   Total Operating Expenses ..............         30,485     27,856     28,222
                                                 --------   --------   --------

Income (Loss) before Income Taxes ........            301       (802)     1,602

Provision for Income Taxes (Benefit) .....            135       (150)       560
                                                 --------   --------   --------

Net Income (Loss) ........................            166       (652)     1,042

Preferred Stock Dividends ................              3          3          3
                                                 --------   --------   --------

Net Income (Loss) Available to Common
 Shareholders ............................        $   163    $  (655)   $ 1,039
                                                  =======    =======    =======

Basic and Diluted Income (Loss) Per Common
 Share ...................................        $   .03    $  (.14)   $   .23
                                                  =======    =======    =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in Thousands Except Per Share Amounts)


                                Years Ended December 31, 2008, 2007 and 2006
                                                   Additional            Share-
                              Preferred  Common     Paid-in   Retained  holders'
                                 Stock    Stock     Capital   Earnings   Equity
                                -------  -------   -------    -------   -------
Balance, January 1, 2006 ..     $    32  $ 2,254   $30,230    $37,329   $69,845

Issuance of 13,011 common shares
 to fund the Company's 2007
 profit sharing plan
 contribution .............                    6       205                  211
Issuance of 13,489 common shares
 for stock options exercised,
 employee stock purchases, and
 other ....................                    7       158                  165
Conversion of 5 shares of
 preferred stock into 500
 shares of common stock ...          --       --                             --
Share-based compensation -
 options granted ..........                             87                   87
Dividends paid:
 Preferred stock, $5.00 per
  share ...................                                        (3)       (3)
 Common stock,
  $.16 per share...........                                      (723)     (723)
Net income for the year ...                                     1,042     1,042
                                -------  -------   -------    -------   -------
Balance, December 31, 2006.          32    2,267    30,680     37,645    70,624

Issuance of 9,581 common
 shares to fund the
 Company's 2007
 profit sharing plan
 contribution .............                    5       173                  178
Issuance of 8,920 common
 shares for stock options
 exercised, employee stock
 purchases, and other .....                    4       131                  135
Share based compensation -
 options granted ..........                            120                  120
Dividends paid:
 Preferred stock, $5.00 per
  share ...................                                        (3)       (3)
 Common stock,
  $.16 per share...........                                      (727)     (727)
Net loss for the year .....                                      (652)     (652)
                                -------  -------   -------    -------   -------
Balance, December 31, 2007.        32      2,276     31,104    36,263    69,675

Issuance of 239,523 common
 shares to GATX Corporation.                 120      5,389               5,509
Issuance of 9,260 common shares
 for stock options exercised,
 employee stock purchases, and
 other ....................                    5        122                 127
Share based compensation -
 options granted ..........                             90                   90
Dividends paid:
 Preferred stock, $5.00 per
  share ...................                                        (3)       (3)
 Common stock,
  $.16 per share ..........                                      (767)     (767)
Net Income for the year ...                                       166       166
                                -------  -------   -------    -------   -------
Balance, December 31, 2008.     $    32  $ 2,401   $36,705    $35,659   $74,797
                                =======  =======   =======    =======   =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                     Years Ended December 31,
                                                  2008        2007        2006
                                                -------     -------     -------
Cash Flows from Operating
 Activities:
 Net income (loss) ...........................  $   166     $  (652)    $ 1,042
 Adjustments to reconcile net income to net
  cash flows from operating activities:
   Depreciation ..............................    2,941       2,884       2,829
   Amortization of deferred grant income .....     (254)       (247)       (240)
   Profit-sharing plan contribution to be
     funded with common stock ................       --          --         178
   Gains from sale, condemnation and disposal
     of property, equipment and easements, net     (523)       (288)       (766)
   Deferred income taxes .....................      161         (60)        503
   Share-based compensation ..................      127         165         115
   Increase (decrease) in cash and cash
     equivalents from:
     Accounts receivable .....................     (966)        684        (127)
     Materials and supplies ..................     (189)        569         171
     Prepaid expenses and other ..............     (352)         58           4
     Accounts payable and accrued expenses ...     (279)        206          77
                                                -------     -------     -------
 Net cash flows from operating activities ....      832       3,319       3,786
                                                -------     -------     -------
Cash Flows from Investing Activities:
 Purchase of property and equipment ..........   (4,987)     (5,293)     (5,077)
 Proceeds from sale and condemnation of
  property, equipment and easements ..........      583         288         863
                                                -------     -------     -------
 Net cash flows used in investing activities..   (4,404)     (5,005)     (4,214)
                                                -------     -------     -------
Cash Flows from Financing Activities:
 Net borrowings (payments) under line of
  credit .....................................     (900)        900          --
 Dividends paid ..............................     (770)       (730)       (726)
 Issuance of common shares to GATX Corporation    5,509          --          --
 Issuance of common shares for stock options
  exercised and employee stock purchases .....       90          90         137
 Proceeds from deferred grant income .........      338         354         207
                                                -------     -------     -------
 Net cash flows from (used in) financing
  activities .................................    4,267         614        (382)
                                                -------     -------     -------
Increase (Decrease) in Cash and Cash
 Equivalents .................................      695      (1,072)       (810)
Cash and Cash Equivalents, Beginning of Year .      181       1,253       2,063
                                                -------     -------     -------
Cash and Cash Equivalents, End of Year .......  $   876     $   181     $ 1,253
                                                =======     =======     =======

Supplemental Disclosures:
 Cash paid during year for interest ..........  $    --     $    47     $    --
 Cash paid (received) during year for income
  taxes, net .................................  $   (73)    $    --     $   136
                                                =======     =======     =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Dollars in Thousands Except Per Share Amounts)

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

     One customer accounted for 10.0%, 13.8% and 14.8% of the Company's operating revenues in 2008, 2007 and 2006, respectively, and this customer accounted for .3% and 8.2% of total accounts receivable at December 31, 2008 and 2007, respectively.

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

               Track structure                     20 to 67 years
               Buildings and other structures      33 to 45 years
               Equipment, including rolling stock   4 to 25 years

     The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of the assets in determining whether the carrying amounts of the assets are recoverable. If an impairment exists it is measured by comparing the carrying value to the fair value. No impairments were recognized in the three years presented.

     Deferred Grant Income
     ---------------------

     The Company has availed itself of various federal and state programs administered by the states of Connecticut, Massachusetts and Rhode Island for reimbursement of expenditures for capital improvements. In order to receive reimbursement, the Company must submit requests for the projects, including cost estimates. The Company receives from 70% to 100% of the costs of such projects, which have included bridges, track structure and public improvements. To the extent that such grant proceeds are used to fund capital improvements to bridges and track structure, they are recorded as deferred grant income and amortized into operating revenues on a straight-line basis over the estimated useful lives of the related improvements ($254 in 2008, $247 in 2007 and $240 in 2006).

     Grant proceeds utilized to finance public improvements, such as grade crossings and signals, are recorded as a direct offset to the cost of the improvements, which are not capitalized.

     Revenue Recognition
     -------------------

     Freight revenues are recorded at the time delivery is made to the customer or the connecting carrier.

     Other freight-related revenues and other operating revenues are recorded at the time the services are rendered to the customer.

     Gain or loss from sale, condemnation and disposal of property and equipment and easements is recorded at the time the transaction is consummated and collectibility is assured.

     Income Taxes
     ------------

     The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Prior to 2007, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of the loss was reasonably determinable. In 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As a result, reserves recorded subsequent to adoption are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is "more likely than not" to be realized following resolution of any potential contingencies related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense.

     Deferred income taxes are recorded based on the differences between the financial statement and tax basis of assets and liabilities. Such deferred income taxes are also adjusted to reflect changes in the U.S. tax laws when enacted and changes in state tax rates. Valuation allowances are recorded against deferred tax assets that are not expected to be realized.

     Income (Loss) per Common Share
     ------------------------------

     Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income (loss) per common share reflects the effect of the Company's outstanding convertible preferred stock (using the if-converted method) and options (using the treasury stock method), except where such items would be antidilutive.

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:


                                                     Years Ended December 31,
                                                   2008        2007        2006
                                               ---------   ---------   ---------
     Weighted average shares for basic ......  4,790,005   4,545,160   4,522,763
     Dilutive effect of convertible preferred
      stock and options .....................     76,114          --      79,603
                                               ---------   ---------   ---------
     Weighted average shares for diluted ....  4,866,119   4,545,460   4,602,366
                                               =========   =========   =========


     Options to purchase 7,410, 43,634 and 3,731 shares of common stock were outstanding during 2008, 2007 and 2006, respectively, but were not included in the computation of diluted (loss) earnings per common share because their effect would be antidilutive. Shares of preferred stock convertible into 64,000 shares of common stock were outstanding during 2007 but were not included in the computation of the diluted loss per common share because of their antidilutive effect.

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

     Comprehensive Income
     --------------------

     Comprehensive Income equals net income for 2008, 2007 and 2006.

     Segment Reporting
     -----------------

     The Company organizes itself as one segment reporting to the chief operating decision maker. Products and services consist primarily of interstate freight rail services. These include the movement of freight in both conventional freight cars and in intermodal containers on flat cars over the Company's rail lines, as well as freight-related services such as switching, weighing and special trains and other services rendered to freight customers and other outside parties by the Company's Maintenance of Way, Communications & Signals and Maintenance of Equipment Departments.

2.   Share-Based Compensation

     The Company has a non-qualified stock option plan ("SOP") covering all management personnel who have a minimum of one year of service with the Company and who are not holders of a majority of either its outstanding common stock or its outstanding preferred stock. In addition, the Company's outside directors are eligible to participate in the SOP. The Company's stockholders have authorized 5% of the shares of common stock outstanding (240,067 shares at December 31, 2008) for issuance under the SOP. Options granted under the SOP, which are fully vested when granted, are exercisable over a ten year period at the closing market price for the Company's common stock on the last business day of the year prior to the date the options are granted. The Company issues new common stock to satisfy stock options exercised.

     The Company recognizes compensation expense for new stock option grants at fair value on the grant date and recognizes this expense over the requisite service period for awards expected to vest. Stock-based employee compensation expense, net of income taxes, in the amounts of $58, $77 and $56, have been charged against income in 2008, 2007 and 2006, respectively, for stock options granted. The Company's policy is to estimate the fair market value of each option granted on the date of grant, the first business day in January of each year, using the Black-Scholes option pricing model, and record the compensation expense on a straight-line basis over the year in which the grant was made.

     Key assumptions used to apply the Black-Scholes option pricing model are set forth below:

                                             2008       2007       2006
                                          ---------  ---------  ---------
     Average risk-free interest rate           3.7%      4.68%      4.32%
     Expected life of option grants            6.0 years 7.0 years  7.0 years
     Expected volatility of underlying stock   75%       87%        88%
     Expected dividend payment rate, as a
      percentage of the share price on the
      date of grant                             .96%      .82%      1.07%
     Weighted average grant date fair value  $10.55    $14.39     $10.70

     The following table summarizes the stock option activity under the Company's plan for 2008:

                                                           Weighted Average
                                                            ----------------
                                             Number of      Exercise   Fair
                                             Options          Price    Value
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2007...................     43,634         12.62

     Granted ...........................      8,380           16.72   $10.55
     Exercised .........................     (2,009)           8.69
     Expired ...........................     (3,387)          18.18
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2008 ................     46,618          $13.13
                                             ======          ======   ======


     The total intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 totaled approximately $14, $14 and $76 respectively, and cash proceeds from the exercise of stock options totaled approximately $17, $21 and $67 for the years ended December 31, 2008, 2007 and 2006, respectively. The income tax benefits realized from the exercise of stock options was not material for the periods presented.

     The aggregate intrinsic value of the stock options outstanding, based on the closing stock price of the Company's common stock as of December 31, 2007 and 2006, totaled approximately $174 and $342, respectively. The aggregate intrinsic value as of December 31, 2008 was a negative $53.

     Common Stock Awards
     -------------------

     The Company has awarded certain of its employees common stock under stock award plans. During the years ended December 31, 2008, 2007 and 2006, the Company awarded 1,970, 2,575 and 1775 shares, respectively. The compensation expense recorded for these awards was $37, $45 and $28 for 2008, 2007 and 2006, respectively.

3.   Property and Equipment

     Property and equipment consists of the following: December 31,


                                                              December 31,
                                                           2008           2007
                                                         -------        -------
     Land and improvements, excluding land held
     for development ..............................      $11,952        $11,587
     Track structure ..............................       81,515         78,840
     Buildings and other structures ...............        8,462          8,612
     Equipment ....................................       24,503         26,780
                                                         -------        -------
                                                         126,432        125,819
     Less accumulated depreciation ................       45,645         46,855
                                                         -------        -------
     Total property and equipment, net ............      $80,787        $78,964
                                                         =======        =======



4.   Land Held for Development

     Pursuant to permits issued by the United States Department of the Army Corps of Engineers and the Rhode Island Coastal Resources Management Council, the Company created 33 acres of waterfront land in East Providence, Rhode Island ("South Quay"). The permits for the property, which have been extended to December 2009 and May 2009, respectively, also allow for construction of a dock along the west face of the South Quay. The property, which has a carrying value of $11,958, is adjacent to a 12 acre site also owned by the Company.

     The property is located one half-mile from I-195. In 2006, the Rhode Island Department of Transportation awarded a contract for roadway improvements to provide direct vehicular access from the interstate highway system to the South Quay, which project was completed in 2007. The planned extension by RIDOT of Waterfront Drive northward toward an industrial area in which the Company owns two additional waterfront parcels comprising 11 acres, creating direct access to such property, is in the design stage.

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

6.   Accrued Expenses

     Accrued expenses consist of the following: December 31,


                                                              December 31,
                                                           2008           2007
                                                         -------        -------
     Salaries and wages .......................          $   486        $   540
     Payroll taxes ............................              142            134
     Simplified employee pension plan
     contributions ............................              232            209
     Legal and professional fees ..............              178            138
     Casualty loss claims .....................              280            308
     Other ....................................              142            182
                                                         -------        -------
                                                         $ 1,460        $ 1,511
                                                         =======        =======


7.   Other Income

     Other income consists of the following:         Years Ended December 31,
                                                   2008        2007        2006
                                                  ------      ------      ------
     Gains from sale, condemnation and
      disposal of property, equipment and
      easements, net ......................       $  523      $  288      $  766
     Rentals and license fees under various
      operating leases ....................          494         577         547
     Interest .............................           33          25          60
                                                  ------      ------      ------
                                                  $1,050      $  890      $1,373
                                                  ======      ======      ======


8.   Income Taxes (Benefit)

     The provision for income taxes (benefit)  consists of the following:

                                                     Years Ended December 31,
                                                   2008        2007       2006
                                                  ------      ------     ------
     Current:
      Federal ..........................          $  (44)     $  (90)    $   51
      State ............................              18          --          6
                                                  ------      ------     ------
                                                     (26)        (90)        57
     Deferred, Federal and State .......             161         (60)       503
                                                  ------      ------     ------
                                                  $  135      $ (150)    $  560
                                                  ======      ======     ======

     The following summarizes the estimated tax effect of temporary differences that are included in the net deferred income tax provision:

                                                     Years Ended December 31,
                                                   2008        2007       2006
                                                  -----       -----      -----
     Depreciation ...........................     $ 423       $ 495      $ 508
     Deferred grant income ..................        29         (96)        42
     Net operating loss carry forward .......      (278)       (362)        --
     Contribution carry forward .............        12         (75)        --
     Accrued casualty and other claims ......         9           1         21
     Accrued compensated time off and related
      payroll taxes .........................       (10)         12         (39)
     Share based compensation ...............       (32)        (42)        (31)
     Allowance for doubtful accounts ........         8           7          2
                                                  -----       -----      -----
                                                  $ 161       $ (60)     $ 503
                                                  =====       =====      =====


     In 2005 through 2008 the Company generated Railroad Track Maintenance Credits in the cumulative amount of $4,491. These credits may be utilized, subject to certain limitations, to offset the Company's current federal income tax liability. Any credits not utilized in the year earned may be carried forward to offset future income tax liabilities for a period of 20 years. None of these credits have been utilized to date and, therefore, such unused credits constitute deferred income tax assets. Such assets, however, have been fully reserved since their future realization is not assured.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income tax liability as of December 31, 2008 and 2007 are as follows:

                                                               December 31,
                                                            2008          2007
                                                          -------       -------
     Deferred income tax liabilities -
      Differences between book and tax basis
      of property and equipment ...............           $15,846       $15,423
                                                          -------       -------
     Deferred income tax assets:
      Deferred grant income ...................             2,915         2,944
      Net operating loss carry forward ........               640           362
      Contribution carry forward ..............                63            75
      Accrued casualty and other claims .......               100           109
      Accrued compensated time off and related
       payroll taxes ..........................               172           162
      Share based compensation ................               105            73
      Allowance for doubtful accounts and other                46            54
                                                          -------       -------
                                                            4,041         3,779
                                                          -------       -------

     Net deferred income tax liability ........           $11,805       $11,644
                                                          =======       =======


     At  December  31,  2008,   the  Company  had  federal  net  operating  loss
     carryforwards of $1,983, which begin to expire in 2025.

     A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

                                                      Years Ended December 31,
                                                     2008       2007       2006
                                                     ----       ----       ----
     Federal statutory rate ..............             34%       (34%)       34%
     Railroad track maintenance credits ..             --         14         (2)
     Non deductible expenses, state income
      taxes, and other ...................              4          1          3
     Other ...............................              7         --         --
                                                     ----       ----       ----
     Effective tax rate ..................             45%       (19%)       35%
                                                     ====       ====       ====


     The Company is subject to U.S.  federal income tax as well as income tax in
     the   Commonwealth   of   Massachusetts.   All  U.S.   federal  income  and
     Massachusetts income tax matters have been concluded through 2006.

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

10.  Employee Benefit Plans

     Defined Contribution Retirement Plans
     -------------------------------------

     The Company has a deferred profit-sharing plan ("Plan") which covers all of its employees who are members of its collective bargaining units. Contributions to the Plan are required in years in which the Company has income from "railroad operations" as defined in the Plan. Contributions are to be equal to at least 10% but not more than 15% of the greater of income before income taxes or income from railroad operations subject to a maximum contribution of $3.5 per eligible employee. Contributions to the Plan may be made in cash or in shares of the Company's common stock valued at the closing market price for the Company's stock on the last business day of the year prior to the date the options are granted. Contributions accrued under this Plan amounted to $178 in 2006. No contribution was made for 2008 or 2007 since the Company did not generate income from railroad operations during those years. The Company made its 2006 contribution in newly-issued shares of its common stock.

     The Company also has a Simplified Employee Pension plan ("SEP") which covers substantially all employees who are not members of one of its collective bargaining units. Contributions to the SEP are discretionary and are determined annually as a percentage of each covered employee's compensation up to the maximum amount allowable by law. Contributions accrued under the SEP amounted to $232 in 2008, $208 in 2007 and $212 in 2006 which, in each year, was less than the maximum amount allowable by law.

     Employee Stock Purchase Plan
     ----------------------------

     The Company has an Employee Stock Purchase Plan ("ESPP") under which eligible employees may purchase registered shares of common stock at 85% of the market price for such shares. An aggregate of 200,000 shares of common stock are authorized for issuance under the ESPP which was established in 1997. Any shares purchased under the ESPP are subject to a two year lock-up. ESPP purchases amounted to 5,281 shares in 2008, 4,492 shares in 2007 and 4,376 shares in 2006.

11.  GATX Corporation

     On January 10, 2008, the Company entered into an agreement with GATX Corporation ("GATX") whereby GATX acquired 239,523 (approximately 4.99%) newly-issued shares of the Company's common stock for approximately $5.5 million to be utilized for capital improvements to enhance the Company's railroad lines. The parties also entered into an Exclusive Railcar Supply Agreement whereby GATX has the exclusive right to supply the Company with railcars for certain rail traffic on market-competitive terms. In addition, the Company exchanged 72 of its mill gondolas for 137 open-top hoppers owned by GATX, which exchange was accounted for as a purchase. The Company agreed to lease the 72 mill gondolas from GATX under operating leases for a period of up to 7 years at a minimum annual rental of $248 through January 2015. Rental expense of $241 was incurred under this lease in 2008 leaving a maximum total commitment of $1,493 as of December 31, 2008.

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

None.

Item 9A. (T) Controls and Procedures
------------------------------------

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

Item 9B. Other Information
--------------------------

None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance
---------------------------------------------------------------

For information with respect to the directors of the Company, see Pages 2 through 7 and 9 through 12 of the Company's definitive proxy statement for the 2009 annual meeting of its shareholders, which pages are incorporated herein by reference.

The following are the executive officers of the Company:

                                                 Date of First
Name                       Age      Position  Election to Office
----                       ---      --------  ------------------
Robert H. Eder              76      Chairman         1980
P. Scott Conti              51      President        2005
David F. Fitzgerald         58      Vice President   2005
Frank K. Rogers             47      Vice President   2005
Robert J. Easton            65      Treasurer        1988
Marie A. Angelini           50      Secretary        2007

Any officer elected or appointed by the Company's Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors. Mr. Conti served as Vice President from March 1999 until his election as President in 2005. Upon joining the Company in 1988, he served as Engineering Manager through December 1997, and then as Chief Engineer from 1998 until March 1999. Mr. Fitzgerald joined the Company in 1973 and served as Superintendent of Transportation prior to his promotion to Vice President in 2005. Mr. Rogers joined the Company in 1994 and served as Director of Marketing prior to his promotion to Vice President in 2005. Ms. Angelini joined the Company in 2005 and served as Assistant General Counsel prior to her promotion to General Counsel and election as Secretary in 2007.

The Company has adopted a written code of ethics that applies to all of its employees including its Chief Executive Officer and its Chief Financial Officer. A copy of the Company's code of ethics, entitled "Business Conduct Policy," is available on the Company's website at http://www.pwrr.com, and/or may be obtained without charge by contacting:

Investor Relations
Attention: Wendy Lavely
Providence and Worcester Railroad Company
75 Hammond Street
Worcester, Massachusetts 01610
(800) 447-2003
Internet Address: http://www.pwrr.com; wlavely@pwrr.com

Item 11. Executive Compensation
-------------------------------

See pages 7 and 9 through 16 of the Company's definitive proxy statement for the 2009 annual meeting of its shareholders, which pages are incorporated herein by reference.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

See pages 8 and 9 of the Company's definitive proxy statement for the 2009 annual meeting of its shareholders, which pages are incorporated herein by reference.

                                     III-1

The following table sets forth information as of the end of the Company's most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                       Number of Securities                        Number of
                       To be Issued Upon     Weighted Average      Securities
                           Exercise of       Exercise Price of     Remaining
                       Outstanding Options  Outstanding Options  Available For
     Plan Category     Warrants and Rights  Warrants and Rights  Future Issuance
     -------------    --------------------  -------------------  ---------------

Equity compensation
plans approved
by security holders ..       46,618               $13.13            291,435

Equity compensation
plans not approved by
security holders .....          N/A                  N/A            182,010

Total ................       46,618               $13.13            473,445

Item  13.  Certain   Relationships   and  Related   Transactions   and  Director
--------------------------------------------------------------------------------
Independence
------------

See pages 2 and 17 of the Company's definitive proxy statement for the 2009 annual meeting of its shareholders which pages are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
-----------------------------------------------

See pages 17 and 18 of the Company's definitive proxy statement for the 2009 annual meeting of its shareholders which pages are incorporated herein by reference.



                                     III-2

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------


(a)  (1)  All financial statements:

          An index of financial statements is included in Item 8, page II-12 of this annual report.

     (2)  Financial Statement schedule:
          Schedule II Valuation and Qualifying Accounts........Page IV-3

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

          (23) Consent of Independent Registered Public Accounting Firm.

          (31) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                               /s/ Robert H. Eder
                               ------------------

                                By Robert H. Eder
                             Chief Executive Officer
                              Dated: March 25, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                Title                  Date
     ---------                -----                  ----
/s/ Robert H. Eder
________________________ Chief Executive        March 25, 2009
Robert H. Eder           Officer
                         and Chairman
                         (Principal
                         Executive Officer)

/s/ P. Scott Conti
________________________ President and          March 25, 2009
P. Scott Conti           Director
                         (Chief Operating
                         Officer)
/s/ Robert J. Easton
________________________ Treasurer              March 25, 2009
Robert J. Easton         (Principal financial
                         officer and principal
                         accounting officer)
/s/ Richard W. Anderson
________________________ Director               March 25, 2009
Richard W. Anderson
Richard W. Anderson
/s/ Frank W. Barrett
________________________ Director               March 25, 2009
Frank W. Barrett
/s/ J. Joseph Garrahy
________________________ Director               March 25, 2009
J. Joseph Garrahy
/s/ John J. Healy
________________________ Director               March 25, 2009
John J. Healy

                                                                     SCHEDULE II


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
                              (IN THOUSAND DOLLARS)

         Column A        Column B    Column C Additions    Column D   Column E
         --------        --------    ------------------    --------   --------
                                      (1)        (2)
                         Balance   Charged to Charged to              Balance
                            at     costs and    other                  at end
       Description      beginning   expenses   accounts                  of
                        of period              describe   Deductions   period
Allowance for doubtful
 accounts:
Year ended
 December 31, 2008.....   $150         $  6                  $ 26        $130
                          ====         ====                  ====        ====
Year ended
 December 31, 2007.....   $175         $  0                  $ 25        $150
                          ====         ====                  ====        ====
Year ended
 December 31, 2006.....   $175         $  0                  $  0        $175
                          ====         ====                  ====        ====

                                                                      EXHIBIT 23




CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in Registration Statement Nos. 333-65937, 333-65949, and 333-21617 each on Form S-8 of our report dated March 25, 2009, relating to the financial statements and financial statement schedule of Providence and Worcester Railroad Company, appearing in this Annual Report on Form 10-K of Providence and Worcester Railroad Company for the year ended December 31, 2008.


/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 25, 2009

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

DATE:  March 25, 2009
                                          /s/ Robert H. Eder
                                     By:
                                         ______________________________
                                         Robert H. Eder
                                         Chairman of the Board
                                          and Chief Executive Officer

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

DATE:  March 25, 2009
                                         /s/ Robert J. Easton
                                     By:
                                         ______________________________
                                         Robert J. Easton
                                         Treasurer and Principal
                                          Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providence and Worcester Railroad Company (the Company) on form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the  requirements of Section 13 (a) or 15
          (d) of the Securities Exchange Act of 1934; and

      (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                 /s/ Robert H. Eder

                                _____________________________
                                Robert H. Eder,
                                Chairman of the Board and Chief
                                Executive Officer
                                March 25, 2009

In connection with the Annual Report of Providence and Worcester Railroad Company (the Company) on form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the  requirements of Section 13 (a) or 15
          (d) of the Securities Exchange Act of 1934; and

      (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                 /s/ Robert J. Easton

                                _____________________________
                                Robert J. Easton,
                                Treasurer and Chief Financial Officer
                                March 25, 2009