Form 10-Q
period 2009-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2009-05-15
CIK 831968

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2009

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

As of May 1, 2009, the registrant has 4,805,732 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                                      Index


   Part I - Financial Information

     Item 1 - Financial Statements:

              Balance Sheets - March 31, 2009
              (Unaudited) and December 31, 2008............................3

              Statements of Operations (Unaudited) -
              Three Months Ended March 31, 2009 and 2008...................4

              Statements of Cash Flows (Unaudited) -
              Three Months Ended March 31, 2009 and 2008...................5

              Notes to Financial Statements (Unaudited)..................6-9

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations............10-13


     Item 3 - Quantitative and Qualitative Disclosures
              About Market Risk........................................13-14


     Item 4 - Controls and Procedures.....................................14

   Part II - Other Information:


     Item 5 - Reports on Form 8-K.........................................14

     Item 6 - Exhibits....................................................14


   Signatures.............................................................15

                         Part I - Financial Information
                         ------------------------------

Item 1.  Financial Statements
-----------------------------


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                                 BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

ASSETS
                                                          MARCH 31, DECEMBER 31,
                                                             2009         2008
                                                         (Unaudited)
                                                            -------      -------
Current Assets:
 Cash and cash equivalents ...........................      $   873      $   876
 Accounts receivable, net of allowance for
  doubtful accounts of $130 in 2009 and 2008 .........        1,548        3,526
 Materials and supplies ..............................          902        1,103
 Prepaid expenses and other current assets ...........          231          442
 Deferred income taxes ...............................          309          318
                                                            -------      -------
  Total Current Assets ...............................        3,863        6,265
Property and Equipment, net ..........................       80,714       80,787
Land Held for Development ............................       11,958       11,958
                                                            -------      -------
Total Assets .........................................      $96,535      $99,010
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 2,212      $ 2,418
 Accrued expenses ....................................        1,447        1,460
                                                            -------      -------
  Total Current Liabilities ..........................        3,659        3,878
                                                            -------      -------
Deferred Income Taxes ................................       11,434       12,123
                                                            -------      -------
Deferred Grant Income ................................        8,148        8,212
                                                            -------      -------
Commitments and Contingent Liabilities (Note 5).......
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  640 shares in 2009 and 2008 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,805,732 shares in 2009 and 4,801,340
  shares in 2008 .....................................        2,403        2,401
 Additional paid-in capital ..........................       36,778       36,705
 Retained earnings ...................................       34,081       35,659
                                                            -------      -------
  Total Shareholders' Equity .........................       73,294       74,797
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $96,535      $99,010
                                                            =======      =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF OPERATIONS (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                                          MARCH 31, DECEMBER 31,
                                                             2009         2008
                                                            -------      -------
Revenues:
 Operating Revenues ..................................      $ 4,941     $ 5,996
 Other Income ........................................          145         119
                                                            -------     -------
   Total Revenues ....................................        5,086       6,115
                                                            -------     -------

Operating Expenses:
 Maintenance of way and structures ...................        1,257       1,374
 Maintenance of equipment ............................        1,053         842
 Transportation ......................................        1,970       2,251
 General and administrative ..........................        1,206       1,327
 Depreciation ........................................          735         719
 Taxes, other than income taxes ......................          587         616
 Car hire, net .......................................          151         202
 Employee retirement plans ...........................           61          58
 Track usage fees ....................................          128          98
                                                            -------     -------
   Total Operating Expenses ..........................        7,148       7,487
                                                            -------     -------
Loss before Income Tax Benefit .......................       (2,062)     (1,372)
Income Tax Benefit ...................................         (680)       (450)
                                                            =======     =======
Net Loss .............................................       (1,382)       (922)

Preferred Stock Dividends ............................            3           3
                                                            -------     -------
Net Loss Attributable to Common Shareholders .........      $(1,385)    $  (925)
                                                            =======     =======

Basic and Diluted Loss Per Common Share ..............      $  (.29)    $  (.19)
                                                            =======     =======


    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                    Three Months Ended March 31,
                                                             2009         2008
                                                           -------       ------
Cash Flows from Operating Activities:
Net loss .............................................     $(1,382)     $  (922)
Adjustments to reconcile net loss to net cash
 flows from (used in) operating activities:
 Depreciation ........................................         735          719
 Amortization of deferred grant income ...............         (64)         (63)
 Gains from sale and disposal of property,
  equipment and easements, net .......................         (11)          --
 Deferred income taxes benefit .......................        (680)        (450)
 Share-based compensation ............................          56           68
 Increase (decrease) in cash from:
  Accounts receivable ................................       1,978         (354)
  Materials and supplies .............................         201          153
  Prepaid expenses and other current assets ..........         211          (27)
  Accounts payable and accrued expenses ..............        (148)        (388)
                                                           -------       ------
Net cash flows from (used in)  operating
 activities ..........................................         896       (1,264)
                                                           -------       ------

Cash flows from Investing Activities:
Purchase of property and equipment ...................        (733)        (554)
Proceeds from sale of property, equipment and
 easements ...........................................          11           --
                                                           -------       ------
Net cash flows used in investing activities ..........        (722)        (554)
                                                           -------       ------

Cash Flows from Financing Activities:
Dividends paid .......................................        (196)        (195)
Payments of borrowings under line of credit ..........          --         (900)
Issuance of common shares to GATX Corporation ........          --        5,509
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          19           18
Proceeds from deferred grant income ..................          --          166
                                                           -------       ------
Net cash flows (used in) from financing
 activities ..........................................        (177)       4,598
                                                           -------       ------

(Decrease) Increase in Cash and Cash
 Equivalents .........................................          (3)       2,780
Cash and Cash Equivalents, Beginning of
 Period ..............................................         876          181
                                                           -------       ------
Cash and Cash Equivalents, End of Period .............     $   873      $ 2,961
                                                           =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying interim financial statements of the Providence and Worcester Railroad Company (the "Company") contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009 and 2008. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

2.   Recent Accounting Pronouncements:

     In December 2007 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51", ("SFAS No. 160"). SFAS No. 160 was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 did not have any impact on its Financial Statements.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination should recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, recognize and measure the goodwill acquired in the business combination or a gain from a bargin purchase and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) shall be applied prospectively to business combinations with acquisition dates on or after the beginning of the first annual reporting period in which it is initially applied. SFAS No. 141(R) is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) on January 1, 2009. The adoption of SFAS No. 141(R) did not have any impact on its Financial Statements.

     In April 2008, the FASB issued FSP FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise form Contingencies" which amends and clarifies SFAS No. 141(R), "Business Combinations", to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted FSP FAS 141(R)-1 on January 1, 2009. The adoption of FSP FAS 141(R)-1 did not have any impact on its Financial Statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement ("SFAS No. 157")." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FSP FAS No. 157-2, "Effective Date of FASB Statement No. 157" that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non- financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. SFAS No. 157 does not require any new fair value measurements, rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Notwithstanding the effective date deferral discussed above, SFAS No. 157-2 was adopted on January 1, 2008. The Company adopted the provision of FSP SFAS No. 157-2 regarding non-financial assets and non-financial liabilities on January 1, 2009 and it did not have a material impact on its Financial Statements.

3.   Changes in Shareholders' Equity:

                                                                        Total
                                                    Additional          Share
                              Preferred   Common     Paid-in   Retained holders'
                                Stock     Stock      Capital   Earnings Equity
                               -------    -------    -------   -------  -------
     Balance December 31,2008 .$    32    $ 2,401    $36,705   $35,659  $74,797
     Issuance of 4,392
      common shares for
      employee stock
      purchases, stock
      options exercised and
      employee stock awards ...                 2         48                 50
     Share-based
      compensation,
      options granted .........                           25                 25
     Dividends:
      Preferred stock,
      $5.00 per share .........                                     (3)      (3)
      Common stock, $.04
      per share ...............                                   (193)    (193)
     Net loss for the
      period ..................                                 (1,382)  (1,382)
                               -------    -------    -------   -------  -------

     Balance March 31,2009 ....$    32    $ 2,403    $36,778   $34,081  $73,294
                               =======    =======    =======   =======  =======

4.   Revolving Line of Credit:

     The Company has a revolving line of credit with its principal bank in the amount of $5,000 expiring May 31, 2009. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and one half percent over either the one or three month London Interbank Offered Rates. The Company pays no commitment fee on this line and has no compensating balance requirements. No borrowings have been outstanding under this line since January 2008. The Company is currently engaged in negotiations with its principal bank, as well as other banks, to renew or replace this line.

5. Other Income:
                                                                 2009      2008
                                                                 ----      ----
     Gains from sale and disposal of
      property, equipment and easements,
      net ..............................                         $ 11      $ --
     Rentals ...........................                          133       104
     Interest ..........................                            1        15
                                                                 ----      ----
                                                                 $145      $119
                                                                 ====      ====

6.   Loss per Common Share:

     Basic loss per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per common share reflects the effect of the Company's outstanding convertible preferred stock and stock options except where such items would be anti-dilutive.

     A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

                                                            2009         2008
                                                         ---------    ---------
     Weighted-average shares for basic ......            4,803,010    4,769,462
     Dilutive effect of convertible preferred
      stock and stock options ...............                   --           --
                                                         ---------    ---------
     Weighted-average shares for diluted ....            4,803,010    4,769,462
                                                         =========    =========

     Preferred Stock convertible into 64,000 shares of Common Stock at the rate of 100 shares of Common Stock for each one share of Preferred Stock was outstanding during the quarters ended March 31, 2009 and 2008. In addition, options to purchase 51,960 and 48,833 shares of common stock were outstanding during the quarters ended March 31, 2009 and 2008, respectively. These Common Stock equivalents were not included in the computation of the diluted loss per share in either of the quarters because their effect would be anti-dilutive.

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

8.   Dividends:

     On April 29, 2009, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable May 26, 2009 to shareholders of record May 11, 2009.

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


Recent Accounting Pronouncements
--------------------------------

In December 2007 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51", ("SFAS No. 160"). SFAS No. 160 was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 did not have any impact on its Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination should recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, recognize and measure the goodwill acquired in the business combination or a gain from a bargin purchase and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) shall be applied prospectively to business combinations with acquisition dates on or after the beginning of the first annual reporting period in which it is initially applied. SFAS No. 141(R) is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) on January 1, 2009. The adoption of SFAS No. 141(R) did not have any impact on its Financial Statements.

In April 2008, the FASB issued FSP FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise form Contingencies" which amends and clarifies SFAS No. 141(R), "Business Combinations", to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted FSP FAS 141(R)-1 on January 1, 2009. The adoption of FSP FAS 141(R)-1 did not have any impact on its Financial Statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement ("SFAS No. 157")." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FSP FAS No. 157-2, "Effective Date of FASB Statement No. 157" that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non- financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. SFAS No. 157 does not require any new fair value measurements, rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Notwithstanding the effective date deferral discussed above, SFAS No. 157-2 was adopted on January 1, 2008. The Company adopted the provision of FSP SFAS No. 157-2 regarding non-financial assets and non-financial liabilities on January 1, 2009 and it did not have a material impact on its Financial Statements.

Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                                                Three Months Ended March 31,
                                            -----------------------------------
                                                  2009                2008
                                            -----------------------------------
                                             (In thousands, except percentages)
Freight Revenues:
  Conventional carloads .......             $4,402    89.1%      $5,279    88.0%
  Containers ..................                255     5.2          369     6.2
  Other freight related .......                187     3.8          235     3.9
Other operating revenues ......                 97     1.9          113     1.9
                                            ------   -----       ------   -----
     Total ....................             $4,941   100.0%      $5,996   100.0%
                                            ======   =====       ======   =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                                Three Months Ended March 31,
                                            -----------------------------------
                                                  2009                2008
                                            -----------------------------------
                                             (In thousands, except percentages)
Salaries, wages, payroll taxes
 and employee benefits ........              $3,852      78.0%   $3,937    65.7%
Casualties and insurance ......                 221       4.5       225     3.8
Depreciation ..................                 735      14.9       719    12.0
Diesel fuel ...................                 427       8.6       705    11.7
Car hire, net .................                 151       3.0       202     3.4
Purchased services, including
 legal and professional fees ..                 485       9.8       508     8.5
Repair and maintenance of
 equipment ....................                 572      11.6       308     5.1
Track and signal materials ....                 282       5.7       274     4.6
Track usage fees ..............                 128       2.6        98     1.6
Other materials and supplies ..                 290       5.9       297     4.9
Other .........................                 498      10.1       476     7.9
                                             ------     -----    ------   -----
  Total .......................               7,641     154.7     7,749   129.2
  Less capitalized and
   recovered costs ............                 493      10.0       262     4.3
                                             ------     -----    ------   -----
     Total ....................              $7,148     144.7%   $7,487   124.9%
                                             ======     =====    ======   =====


Operating Revenues:

Operating revenues decreased $1.1 million, or 17.6%, to $4.9 million in the first quarter of 2009 from $6.0 million in the first quarter of 2008. This decrease is the combined result of an $877,000 (16.6%) decrease in conventional freight revenues, a $114,000 (30.9%) decrease in container freight revenues, a $48,000 (20.4%) decrease in other freight related revenues and a $16,000 (14.2%) decrease in other operating revenues.

The decrease in conventional freight revenues is attributable to an 18.9% decline in traffic volume offset, to a small degree, by a 2.8% increase in the average revenue received per conventional carloading. The Company's conventional carloadings decreased by 1,106 to 4,757 in the first quarter of 2009 from 5,863 in 2008.

Shipments of most commodities handled by the Company decreased during the first quarter of 2009. This decline is primarily attributable to the current state of the United States and world economies and is consistent with the experience of other railroads in North America. The modest increase in the average revenue received per conventional carloading is the combined result of a shift in the mix of commodities, as well as some rate increases. While the Company's traffic volume has begun to improve during the second quarter of 2009 management cannot predict if and when economic conditions will improve enough to enable the Company to return to profitable operations.

The decrease in container freight revenues is the result of a 38.2% decline in traffic volume partially offset by an 11.8% increase in the average revenue received per container. Container traffic volume decreased by 2,267 containers to 3,667 in the first quarter of 2009 from 5,934 in 2008. This decline in traffic continues a trend which began in 2007 in which cross country container traffic to the East Coast has been shifted from rail to all water routes. Current economic conditions have further added to this decline in traffic. The increase in the average revenue received per container is attributable to a change in the mix of traffic toward higher rated containers as well as contractual rate adjustments based upon railroad industry cost indices.

The decrease in other freight-related revenues is the result of a decrease in demurrage billings. The decrease in demurrage revenue is consistent with the decrease in conventional traffic volume and the related decline in net car hire expense.

The decrease in other operating revenues reflects lower maintenance department billings for services rendered to freight customers and other outside parties.

Other Income:

Increased rental income received accounted for most of the $26,000 increase in other income realized during the quarter.

Operating Expenses:

Operating expenses for the first quarter of 2009 decreased by $339,000, or 4.5%, to $7.1 million from $7.5 million in the first quarter of 2008. More than eighty percent of this decrease consists of a $278,000 decrease in the cost of diesel fuel due to declining prices of petroleum products as well as decreased usage due to the reduced traffic volume. Decreases in other operating expenses were somewhat offset by increased locomotive repair and maintenance costs.

Income Tax Benefit:

The income tax benefit for the first quarter of 2009 and 2008 is approximately 33% of the pre-tax loss. This is the effective benefit which the Company expects to realize on any net operating losses which it may incur.

Liquidity and Capital Resources
-------------------------------

During the first quarter of 2009 the Company's operations generated $896,000 of cash. Total cash and cash equivalents, however, remained virtually unchanged from the beginning of the quarter. The principal uses of cash, other than for operations, were for capital expenditures and the payments of dividends.

The Company intends to extend the five million revolving dollar line of credit with its principal bank that is due to expire on May 31, 2009, and is currently engaged in the negotiation of terms for such an extension with several Banks. If for some reason the Company should not be successful in renewing or replacing this credit line management believes that cash generated from operations during the remainder of the year will be sufficient to fund its operations, capital additions and dividend requirements.

Seasonality
-----------

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of March 31, 2009, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and one-half percent over either the one or three month London Interbank Offered Rates. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at March 31, 2009. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

The Company purchases in excess of one million gallons of diesel fuel each year to operate its locomotives. The Company does not hedge its diesel fuel purchases but has been able to mitigate the impact of increased diesel fuel prices through the imposition of diesel fuel surcharges on the freight rates charged to customers.

Item 4. Controls and Procedures
-------------------------------

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Treasurer. Based upon that evaluation, the Chief Executive Officer and the Treasurer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

       (a)No reports on Form 8-K were filed during the quarter ended March 31, 2009.

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


DATED:  May 14, 2009

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

DATE:  May 14, 2009
                                     By: /s/ Robert H. Eder
                                         ----------------------------
                                         Robert H. Eder
                                         Chairman of the Board
                                          and Chief Executive Officer

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

DATE:  May 14, 2009
                                     By: /s/ Robert J. Easton
                                         ----------------------------
                                         Robert J. Easton
                                         Treasurer and Principal
                                          Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection  with the Quarterly  Report of Providence  and Worcester  Railroad
Company (the Company) on form 10-Q for the quarterly period ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                                   /s/ Robert H. Eder
                                  -----------------------------
                                  Robert H. Eder,
                                  Chairman of the Board And Chief
                                  Executive Officer
                                  May 14, 2009

In connection  with the Quarterly  Report of Providence  and Worcester  Railroad
Company (the Company) on form 10-Q for the quarterly period ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                   /s/ Robert J. Easton
                                  -----------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  May 14, 2009