Form 10-Q
period 2009-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2009-08-13
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended June 30, 2009

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

As of August 13, 2009, the registrant has 4,807,702 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                     Index to Quarterly Report on Form 10-Q



     Part I - Financial Information

        Item 1 - Financial Statements:

          Condensed Balance Sheets - June 30, 2009
          and December 31, 2008 (Unaudited).................................3

          Condensed Statements of Operations -
          Three and Six Months Ended June 30, 2009
          and 2008 (Unaudited) .............................................4

          Condensed Statements of Cash Flows  -
          Six Months Ended June 30, 2009 and 2008
          (Unaudited) ......................................................5

          Notes to Condensed Financial
          Statements (Unaudited) ........................................6-10

        Item 2 -Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................11-17

        Item 3 -Quantitative and Qualitative Disclosures
               About Market Risk..........................................17

        Item 4T -Controls and Procedures..................................18

   Part II - Other Information:

        Item 4 -Submission of Matters to a Vote of Security Holders.......19

        Item 5 -Reports on Form 8-K.......................................19

        Item 6 -Exhibits..................................................19


   Signatures.............................................................20

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                            CONDENSED BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

ASSETS
                                                            JUNE 30,DECEMBER 31,
                                                              2009         2008
                                                            -------      -------
Current Assets:
 Cash and cash equivalents ...........................      $ 1,437      $   876
 Accounts receivable, net of allowance for
  doubtful accounts of $130 in 2009 and 2008 .........        1,669        3,526
 Materials and supplies ..............................        1,032        1,103
 Prepaid expenses and other current assets ...........           22          442
 Deferred income taxes ...............................          348          318
                                                            -------      -------
  Total Current Assets ...............................        4,508        6,265
Property and Equipment, net ..........................       80,845       80,787
Land Held for Development ............................       11,958       11,958
                                                            -------      -------
Total Assets .........................................      $97,311      $99,010
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 2,389      $ 2,418
 Accrued expenses ....................................        1,629        1,460
                                                            -------      -------
  Total Current Liabilities ..........................        4,018        3,878
                                                            -------      -------
Deferred Income Taxes ................................       11,718       12,123
                                                            -------      -------
Deferred Grant Income ................................        8,108        8,212
                                                            -------      -------
Commitments and Contingent Liabilities................
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  640 shares in 2009 and 2008 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,807,702 shares in 2009 and 4,801,340
  shares in 2008 .....................................        2,404        2,401
 Additional paid-in capital ..........................       36,821       36,705
 Retained earnings ...................................       34,210       35,659
                                                            -------      -------
  Total Shareholders' Equity .........................       73,467       74,797
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $97,311      $99,010
                                                            =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                       CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                        Three Months Ended    Six Months Ended
                                             June 30,              June 30,
                                          2009       2008       2009      2008
                                        -------    -------    -------   -------
Revenues:
 Operating Revenues ..............      $ 6,111    $ 8,094    $11,052   $14,090
 Other Income ....................        1,189        188      1,334       307
                                        -------    -------    -------   -------
   Total Revenues ................        7,300      8,282     12,386    14,397
                                        -------    -------    -------   -------

Operating Expenses:
 Maintenance of way and
  structures .....................          909      1,150      2,166     2,524
 Maintenance of equipment ........          817        888      1,870     1,730
 Transportation ..................        2,099      2,772      4,069     5,023
 General and administrative ......        1,183      1,213      2,389     2,540
 Depreciation ....................          772        719      1,507     1,438
 Taxes, other than income
  taxes ..........................          609        595      1,196     1,211
 Car hire, net ...................          153        229        304       431
 Employee retirement plans .......           61         58        122       116
 Track usage fees ................          130        178        258       276
                                        -------    -------    -------   -------
  Total Operating Expenses .......        6,733      7,802     13,881    15,289
                                        -------    -------    -------   -------

Income (Loss) before Income
 Taxes ...........................          567        480     (1,495)    (892)
Provision for Income Taxes
 (Benefit) .......................          245        160       (435)     (290)
                                        -------    -------    -------   -------
Net Income (Loss) ................          322        320     (1,060)     (602)

Preferred Stock Dividends ........           --         --          3         3
                                        -------    -------    -------   -------
Net Income (Loss) Available to
 Common Shareholders .............      $   322    $   320    $(1,063)  $  (605)
                                        =======    =======    =======   =======

Basic and Diluted Income
 (Loss) Per Common Share .........      $   .07    $   .07    $  (.22)  $  (.13)
                                        =======    =======    =======   =======

Weighted-Average Common Shares
 Outstanding:
 For basic .......................    4,805,754  4,794,964  4,804,389 4,782,213
 For diluted .....................    4,875,021  4,875,813  4,804,389 4,782,213
                                      =========  =========  ========= =========

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       Six Months Ended June 30,
                                                             2009         2008
                                                           -------      -------
Cash flows from operating activities:
 Net loss ............................................     $(1,060)     $  (602)
 Adjustments to reconcile net loss to net
  cash flows from (used in) operating
  activities:
   Depreciation ......................................       1,507        1,438
   Amortization of deferred grant income .............        (128)        (126)
   Gains from sale and disposal of property,
     equipment and easements .........................         (66)         (26)
   Deferred income taxes .............................        (435)        (290)
   Share-based compensation ..........................          81          103
   Increase (decrease) in cash from:
     Accounts receivable .............................       1,881         (915)
     Materials and supplies ..........................          71         (161)
     Prepaid expenses and other ......................         420           57
     Accounts payable and accrued expenses ...........         181         (333)
                                                           -------      -------
 Net cash flows from (used in) operating
  activities .........................................       2,452         (855)
                                                           -------      -------
Cash flows from Investing Activities:
 Purchase of property and equipment ..................      (1,606)      (1,746)
 Proceeds from sale of property, equipment
  and easements ......................................          66           26
                                                           -------      -------
 Net cash flows used in investing activities .........      (1,540)      (1,720)
                                                           -------      -------
Cash Flows from Financing Activities:
 Payments on line of credit ..........................          --         (900)
 Dividends paid ......................................        (389)        (387)
 Issuance of common shares to GATX
  Corporation ........................................          --        5,509
 Issuance of common shares for stock options
  exercised and employee stock purchases .............          38           36
 Proceeds from deferred grant income .................          --          182
                                                           -------      -------
 Net cash flows (used in) from financing
  activities .........................................        (351)       4,440
                                                           -------      -------

Increase in Cash and Cash Equivalents ................         561        1,865
Cash and Cash Equivalents, Beginning of
 Period ..............................................         876          181
                                                           -------      -------
Cash and Cash Equivalents, End of Period .............     $ 1,437      $ 2,046
                                                           =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying condensed interim financial statements of the Providence and Worcester Railroad Company (the "Company") contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the Interim periods ended June 30, 2009 and 2008. Results for interim periods may not be necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

     In connection with preparation of the financial Statements and in accordance with recently issued Statement of Financial Accounting Standards No. 165 "Subsequent Events" ("SFAS 165"), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 13, 2009. Management is not aware of any significant subsequent events that would have a material impact on the financial statements.

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

     In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE"); requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. SFAS No. 167 will be effective for the Company on January 1, 2010, and will be applied prospectively. Under SFAS No. 167, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company is evaluating the impact that the adoption of SFAS No. 167 will have on our consolidated financial statements. The Company does not expect the adoption of SFAS No. 167 to have a material impact on the financial statements.

     In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
     - a replacement of FASB Statement No. 162" (SFAS 168). SFAS 168 provides for the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

     In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 was effective for the Company beginning with the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and will be applied prospectively. The adoption of SFAS No. 165 had no impact on the financial statements.

     In April 2009 the FASB issued Staff Position No. FAS 107-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1"). FSP 107-1 expands the fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards ("SFAS") No. 107 to include interim periods. The Company adopted the provisions of FSP 107-1 for the quarter ended June 30, 2009. The adoption of FSP 107-1 had no impact on the Company's financial statements.

3.   Changes in Shareholders' Equity:
                                                                        Total
                                                    Additional          Share
                              Preferred   Common     Paid-in   Retained holders'
                                Stock     Stock      Capital   Earnings Equity
                               -------    -------    -------   -------  -------
     Balance December 31,2008. $    32    $ 2,401    $36,705   $35,659  $74,797
     Issuance of 6,362
      common shares for
      stock options
      exercised, employee
      stock purchases and
      employee stock
      awards .................                 3         66                  69
     Share-based
      compensation -
      options granted ........                           50                  50
     Dividends:
      Preferred stock,
      $5.00 per share ........                                     (3)       (3)
      Common stock, $.08
      per share ..............                                   (386)     (386)
     Net loss for the
      period .................                                 (1,060)   (1,060)
                                -----    -------    -------   -------   -------

     Balance June 30, 2009 ...  $  32    $ 2,404    $36,821   $34,210   $73,467
                                =====    =======    =======   =======   =======

4.   Revolving Line of Credit:

     In June 2009 the Company obtained a revolving line of credit facility in the amount of $5,000 from a commercial bank expiring in June 2011. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and three quarters per cent over the thirty, sixty or ninety day London Interbank Offered Rate ("LIBOR") with a LIBOR floor of one and one quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. No borrowings have been made under this line of credit through June 30, 2009. This line of credit facility replaces another facility, in the same amount, from another commercial bank which expired on May 31, 2009.

5.   Other Income:
                                      Three Months Ended       Six Months Ended
                                            June 30,                 June 30,
                                     -------------------      ------------------
                                       2009        2008        2009        2008
                                      ------      ------      ------      ------
     Gains from sale and
      disposal of property,
      equipment and
      easements, net ......           $   55      $   26      $   66      $  26
     Rentals ..............              184         156         317        260
     Interest .............               --           6           1         21
     Other ................              950          --         950         --
                                      ------      ------      ------      ------
                                      $1,189      $  188      $1,334      $  307
                                      ======      ======      ======      ======

     In June 2009 the Company received $950,000 for the settlement of certain legal proceedings and the granting of a permanent easement.

6.   Income (Loss) per Common Share:

     Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding during each period. Diluted income
     (loss) per common share reflects the effect of the Company's outstanding convertible preferred stock and stock options except where such items would be antidilutive.

     A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

                                     Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                   ---------------------   ---------------------
                                       2009        2008        2009        2008
                                   ---------   ---------   ---------   ---------
     Weighted-average shares
      for basic ............       4,805,754   4,794,964   4,804,389   4,782,213
     Dilutive effect of
      convertible preferred
      stock and stock options         69,267      80,949          --          --
                                   ---------   ---------   ---------   ---------
     Weighted-average shares
      for diluted ..........       4,875,021   4,875,813   4,804,389   4,782,213
                                   =========   =========   =========   =========

     Options to purchase 35,621 shares of common stock were outstanding for the three-month period ended June 30, 2009, but were not included in the computation of diluted income per share because their effect would be antidilutive.

     Preferred stock convertible into 64,000 shares of common stock and options to purchase 51,960 and 48,833 shares of common stock were outstanding for the six-month periods ended June 30, 2009 and 2008, respectively. These common stock equivalents were not included in the computation of the diluted loss per share for these periods because their effect would be antidilutive.

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

8.   Dividends:

     On July 29, 2009, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable August 24, 2009 to shareholders of record August 10, 2009.

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

Forward-Looking Statements
--------------------------

This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitations, statements concerning the conditions in our industry and our operations, economic performance and financial condition, including, in particular, statements relating to our business and strategy. The words "may," "might," "should," "estimate," "project," "plan," "anticipate," "expect," "intend," "outlook," "believe," and other similar expressions are intended to identify forward-looking statements and information although not all forward-looking statements include these identifying words. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties.

In particular, our business might be affected by uncertainties affecting he railroad and transportation industry generally as well as the following, among other factors:

     *    general  economic,  financial  and  political  conditions,   including
          downturns affecting the railroad industry and credit markets;

     * our ability to comply with financial and non-financial covenants contained in our revolving line of credit;

     *    limitations  and   restrictions  on  the  operation  of  our  business
          contained in the documents governing our indebtedness;

     * increases in transportation costs, including fuel prices, which in some instances may not be passed on to customers;

     *    competitive pressures, including changes in competitors' pricing;

     * our ability to generate cash flows to invest in the operation of our business;

     *    our dependence upon our key executives and other key employees;


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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement ("SFAS No. 157")." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FSP FAS No. 157-2, "Effective Date of FASB Statement No. 157" that partially deferred the effective date of SFAS No. 157 for one year for non- financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. SFAS No. 157 does not require any new fair value measurements, rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Notwithstanding the effective date deferral discussed above, SFAS No. 157-2 was adopted on January 1, 2008. The Company adopted the provision of FSP SFAS No. 157-2 regarding non-financial assets and non-financial liabilities on January 1, 2009 and it did not have a material impact on its Financial Statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE"); requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. SFAS No. 167 will be effective for the Company on January 1, 2010, and will be applied prospectively. Under SFAS No. 167, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company is evaluating the impact that the adoption of SFAS No. 167 will have on our consolidated financial statements. The Company does not expect the adoption of SFAS No. 167 to have a material impact on the financial statements.

In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" (SFAS 168). SFAS 168 provides for the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 was effective for the Company beginning with the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and will be applied prospectively. The adoption of SFAS No. 165 had no impact on the financial statements.

In April 2009 the FASB issued Staff Position No. FAS 107-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1"). FSP 107-1 expands the fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards ("SFAS") No. 107 to include interim periods. The Company adopted the provisions of FSP 107-1 for the quarter ended June 30, 2009. The adoption of FSP 107-1 had no impact on the Company's financial statements.

Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                       Three Months Ended June 30,  Six Months Ended June 30,
                      ---------------------------- -----------------------------
                           2009            2008         2009           2008
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Freight Revenues:
 Conventional
  carloads ......     $5,685   93.0% $7,477  92.4% $10,087  91.3% $12,756  90.5%
 Containers .....        171    2.8     351   4.3      426   3.9      720   5.1
 Other freight
  related .......        128    2.1     182   2.3      315   2.8      417   3.0
Other Operating
 Revenues .......        127    2.1      84   1.0      224   2.0      197   1.4
                      ------  -----  ------ -----  ------- -----  ------- -----
   Total ........     $6,111  100.0% $8,094 100.0% $11,052 100.0% $14,090 100.0%
                      ======  =====  ====== =====  ======= =====  ======= =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                       Three Months Ended June 30,  Six Months Ended June 30,
                      ---------------------------- -----------------------------
                           2009            2008         2009           2008
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Salaries, wages,
 payroll taxes and
 employee benefits.   $3,892  63.7% $3,863  47.7%  $7,744   70.1%  $7,800  55.3%
Casualties and
 insurance ......        315   5.2     222   2.7      536    4.8      447   3.2
Depreciation ....        772  12.6     719   8.9    1,507   13.6    1,438  10.2
Diesel fuel .....        457   7.5   1,215  15.0      884    8.0    1,920  13.6
Car hire, net ...        153   2.5     229   2.8      304    2.8      431   3.0
Purchased
 services,
 including legal
 and professional
 fees ...........        566   9.3     461   5.7    1,051    9.5      969   6.9
Repair and
 maintenance of
 equipment ......        394   6.4     338   4.2      966    8.7      646   4.6
Track and signal
 materials ......        364   6.0     271   3.3      646    5.9      545   3.9
Track usage fees.        130   2.1     177   2.2      258    2.3      275   2.0
Other materials
 and supplies ...        211   3.5     280   3.5      501    4.5      577   4.1
Other ...........        425   6.9     499   6.2      923    8.4      975   6.9
                      ------ -----  ------ -----  -------  -----  ------- -----
 Total ..........      7,679 125.7   8,274 102.2   15,320  138.6   16,023 113.7
 Less capitalized
  and recovered
  costs .........        946  15.5     472   5.8    1,439   13.0      734   5.2
                      ------ -----  ------ -----  -------  -----  ------- -----
   Total ........     $6,733 110.2% $7,802  96.4% $13,881  125.6% $15,289 108.5%
                      ====== =====  ====== =====  =======  =====  ======= =====


Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Operating Revenues:

Operating revenues decreased $3.0 million, or 21.6%, to $11.1 million in the six months ended June 30, 2009 from $14.1 million in 2008. This decrease is the result of a $2.7 million (20.9%) decrease in conventional freight revenues, a $294,000 (40.8%) decrease in container freight revenues and a $102,000 (24.5%), decrease in other freight-related revenues offset, to a minor extent, by a $27,000 (13.7%) increase in other operating revenues.

The decrease in conventional freight revenues results from a 19.8% decline in traffic volume and a small (1.3%) reduction in the average revenue received per conventional carloading. The Company's conventional carloadings decreased by 3,174 to 12,820 in the first six months of 2009 from 15,994 in 2008.

Shipments of most commodities handled by the Company decreased during the first six months of 2009. This decline is primarily attributable to the current state of the United States and world economies and is consistent with the experience of other railroads in North America. Carloadings for some new customers have partially offset the overall decrease in conventional traffic volume. While there have been some recent signs of improvement, management cannot predict if and when economic conditions will improve enough to enable the Company to return to operating profitability. The small decrease in the average revenue received per conventional carloading is largely attributable to a reduction in diesel fuel surcharges due to the significant reduction in the cost of diesel fuel experienced this year.

The decrease in container freight revenues is the result of a 47.1% decline in traffic volume partially offset by an 11.9% increase in the average revenue received per container. Container traffic volume decreased by 5,410 containers to 6,069 containers in the first six months of 2009 from 11,479 containers in 2008. This significant decline in traffic volume continues a trend which began in 2007 in which cross country container traffic to the East Coast has been shifted from rail to all water routes. Current economic conditions have further added to this decline in traffic. The increase in the average revenue received per container is attributable to a change in the mix of traffic toward higher rated containers as well as contractual rate adjustments based upon railroad industry cost indices.

The decrease in other freight-related revenues results, primarily, from a decrease in demurrage revenue. This decrease is consistent with the decrease in conventional traffic volume and the related decline in net car hire expense.

The  small  increase  in  other-operating   revenues  reflects  an  increase  in
maintenance department billings, primarily during the second quarter of 2009, for services rendered to freight customers and other outside parties.

Other Income:

Other income increased from $307,000 in the first six months of 2008 to $1.3 million in 2009. This increase is attributable to $950,000 received in June 2009 for the settlement of certain legal proceedings and the granting of a permanent easement.

Operating Expenses:

Operating expenses for the first six months of 2009 decreased by $1.4 million, or 9.2%, to $13.9 million from $15.3 million in 2008. Reductions in the cost of diesel fuel due to declining prices of petroleum products as well as decreased usage due to the reduced traffic volume accounted for $1.0 million of this decrease. Also contributing to decreased operating costs is the fact that the Company's maintenance of way personnel were engaged in more capitalized track projects in the first half of 2009 than was the case in 2008 resulting in more capitalized labor and overhead costs. Decreases in other operating expenses have been some what offset by increased costs incurred for the repair and maintenance of locomotives and freight cars during the six month period.

Provision for Income Taxes (Benefit):

The income tax benefit for the first six months of 2009 is equal to 29.1% of the pre-tax loss. This effective rate reflects the federal income tax rate reduced by the effect of non deductible expenses and the non utilization of net operating losses for state tax purposes.


Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Operating Revenues:

Operating revenues decreased $2.0 million, or 24.5%, to $6.1 million in the second quarter of 2009 from $8.1 million in the second quarter of 2008. This decrease is the result of $1.8 million (24.0%) decrease in conventional freight revenues a, $180,000 (51.3%) decrease in container freight revenues and a $54,000 (29.7%) decrease in other freight-related revenues offset, to a small degree, by a $43,000 (51.2%) increase in other operating revenues.

The decrease in conventional freight revenues is attributable to 20.4% decline in traffic volume and a 4.5% decrease in the average revenue received per conventional carloading. The Company's conventional carloadings decreased by 2,068 to 8,063 in the second quarter of 2009 from 10,131 in 2008. The reasons for the declines in conventional traffic volume and average revenue per carloading are as previously discussed for the six months ended June 30, 2009.

The decrease in container freight revenues is the result of a 56.7% decline in traffic volume partially offset by a 12.5% increase in the average revenue received per container. Container traffic volume decreased by 3,143 containers to 2,402 in the second quarter of 2009 from 5,545 in the second quarter of 2008. The reasons for the decrease in traffic volume and the average revenue received per container during the second quarter are as previously discussed.

The reasons for the decrease in other freight-related revenues and the increase in other operating revenues are as previously discussed

Other Income:

Other income increased from $188,000 in the second quarter of 2008 to $1.2 million in the second quarter of 2009, primarily because of $950,000 received in June 2009 as previously discussed.

Operating Expenses:

Operating expenses for the second quarter of 2009 decreased by $1.1 million, or 13.7%, to $6.7 million from $7.8 million in the second quarter of 2008. The principal reasons for this overall reduction were decreased diesel fuel costs, in the amount of $758,000 and increased levels of track capitalization as previously discussed.

Provision for Income Taxes:

The income tax provision for the second quarter of 2009 is equal to approximately 43% of pre-tax income. This effective tax rate represents the federal income tax rate increased by the impact of state income taxes and non deductible expenses.

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 2009 the Company generated $2.5 million of cash from its operations. Total cash and cash equivalents increased by $561,000 during the period. The principal uses of cash, other than for operations, were for capital expenditures and the payment of dividends. Management believes that cash generated from operations during the remainder of the year will be sufficient to fund its operations, capital additions and dividend requirements.

The Company's $5.0 million revolving line of credit with its, then, principal bank expired on May 31, 2009. In June 2009 the Company obtained a $5.0 million line of credit facility with another commercial bank which expires in June 2011. Borrowings under this new line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and three quarters per cent over the thirty, sixty or ninety day London Interbank Offered Rate ("LIBOR") with a LIBOR floor of one and one quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. Although we have not utilized this revolving credit facility, a review of the underlying credit commitment indicates there is relatively little risk that funds would not be available should we attempt to draw on the line of credit.

Seasonality
-----------

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of June 30, 2009, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either the prime rate or one and three quarters percent over LIBOR. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at June 30, 2009. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

Item 4T. Controls and Procedures
--------------------------------

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a- 15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of June 30, 2009. Based on this evaluation, Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in ensuring that information to be disclosed by us in the reports that we file or submit under Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission's rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar
functions,   as  appropriate  to  allow  timely  decisions   regarding  required
disclosure.

We continually seek ways to improve the effectiveness and efficiency of our internal controls over the financial reporting, resulting in frequent process refinement. However, there have been no changes in our internal control over financial reporting that occurred during our last fiscal period to which this Quarterly Report on Form 10Q for the quarter ended June 30, 2009 relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
---------------------------


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Annual Meeting of Shareholders was held on April 29, 2009. Of the 4,803,900 shares of common stock entitled to vote, 4,336,152 shares were present, in person or by proxy. Of the 640 shares of preferred stock entitled to vote, 503 shares were present, in person or by proxy.

          All directors of the Company are elected on an annual basis and the following were so elected at this Annual Meeting:

          Richard W. Anderson, Robert H. Eder, John J. Healy and Paul F. Titterton were elected Common Stock Directors. Mr. Anderson received 4,152,765 affirmative votes and 183,387 votes withheld, Mr. Eder received 3,580,909 affirmative votes and 755,243 votes withheld, Mr. Healy received 4,150,018 affirmative votes and 186,134 votes withheld and Mr. Titterton received 4,152,473 affirmative votes and 183,679 votes withheld of common shares.

          Frank W. Barrett, P. Scott Conti, J. Joseph Garrahy, James C. Garvey, Charles M. McCollam, Jr. and Craig M. Scott were elected Preferred Stock Directors. Each of them received 503 affirmative votes with no votes withheld of preferred shares except for Mr. Conti who received 500 affirmative votes with 3 votes withheld.

Item 5.  Reports on Form 8-K
         -------------------

          A report on Form 8-K was filed on June 29, 2009 in which the Company announced that it had consummated a $5 million unsecured line of credit facility with Commerce Bank & Trust Company.

Item 6.   Exhibits
          --------

          (10) Material Contracts - Business Loan Agreement dated June 25, 2009 between the Registrant and Commerce Bank & Trust Company

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


                                       PROVIDENCE AND WORCESTER
                                        RAILROAD COMPANY


                                     By: /s/ Robert H. Eder
                                         ----------------------------
                                         Robert H. Eder,
                                         Chairman of the Board
                                          and Chief Executive Officer




                                     By: /s/ Robert J. Easton
                                         ----------------------------
                                         Robert J. Easton
                                         Treasurer and Chief
                                          Financial Officer


DATED:  August 13, 2009

                                                                    EXHIBIT 10.1
                         Commerce Bank & Trust Company







         June 25, 2009

         Providence and Worcester Railroad Company
         75 Hammond Street
         P.O. Box 16551 Worcester, MA 01601
         Attn: P. Scott Conti, President

         Re: $5 Million Promissory Note dated June 25, 2009

         Dear Mr. Conti:

         As you know, Commerce Bank & Trust Company ("Commerce") has issued a commitment to Providence and Worcester Railroad Company ("P&W" or the "Company") for a $5 Million unsecured line of credit (the "Line") and, in that connection, has furnished P&W with documents for execution including a Promissory Note (the "Note") and a Business Loan Agreement (the "Agreement") (the Note and the Agreement are together referred to herein as the "Loan Documents"). The Loan Documents are form documents that include various provisions that are inconsistent with the terms of Commerce's commitment to P&W and, to the extent inconsistent, are inapplicable to our business arrangement. Accordingly, this letter serves to identify such provisions, listed on Exhibit A attached hereto, and to confirm the inapplicability of the provisions to the Loan notwithstanding their inclusion in the Loan Documents.

         Accordingly, Commerce hereby agrees that the provisions listed on Exhibit A attached hereto are inapplicable to the Line notwithstanding their inclusion in the Loan Documents, that all such provisions are null and void and that Commerce shall have no rights against P&W with respect to any such provision, including, without limitation, any right of enforcement, whether by declaring a default under the Line or otherwise.

         If you are in agreement with the matters set forth in this letter, please acknowledge your agreement by signing this letter in the space indicated below.


         Very truly yours,


         /s/ John McKenna

         John McKenna
         Senior Vice
         President/Director Commerce
         Bank & Trust Company



--------------------------------------------------------------------------------

  386-390 MAIN STREET o PO BOX 15020 o WORCESTER, MASSACHUSETTS o 01615-0020 o
                              PHONE: 508-797-6800
                             WWW.BANKATCOMMERCE.COM

[OBJECT OMITTED]
ACKNOWLEDGED AND AGREED BY
PROVIDENCE AND WORCESTER RAILROAD COMPANY this 25th day of June, 2009

/s/ Robert J. Easton

Robert J. Easton
Treasurer


Attest:


/s/ Marie A. Angelini

Marie A. Angelini
General Counsel

                                    EXHIBIT A
                       TO LETTER AGREEMENT BY AND BETWEEN
                 COMMERCE BANK & TRUST COMPANY ("Commerce") and
       PROVIDENCE AND WORCESTER RAILROAD COMPANY ("P&W" or the "Company")

 Promissory Note in the face amount of $5,000,000 dated June 25, 2009 executed
 ------------------------------------------------------------------------------
                       and delivered by P&W to Commerce:
                       ---------------------------------


1. Change in Ownership. This provision is inapplicable to P&W, a publicly-traded
   --------------------
company.

2. Jury Waiver. This provision is inapplicable.
   ------------

Business Loan Agreement regarding $5,000,000 loan (the "Loan") by and between Commerce and P&W dated June , 2009 (the "Agreement")

1.   Representations and Warranties

     a. Collateral for the Loan. P&W has not granted and Commerce has not obtained a security interest in any assets for the Loan, which is unsecured. Each reference to the term "Collateral," as well as any and all of the provisions of the Agreement with respect to Collateral including, without limitation, those representations and warranties concerning (a) the location of Company books concerning the Collateral, (b) any use, generation, manufacture, storage, treatment, disposal or release of
     Hazardous Substances (as defined in the Agreement) with respect to Collateral, (c) Commerce's right to enter upon any property serving as Collateral, (d) the absence of urea formaldehyde or any form thereof from Collateral, (e) P&W's due diligence with respect to Collateral, (f) P&W's release and waiver of any claims against Commerce with respect to Hazardous Substances or like matters, and (g) the priority of Commerce's lien upon Collateral are inapplicable.

     b. Litigation and Claims. P&W is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. P&W believes that adequate provisions have been made in its audited financial statements for the period ended December 31, 2009 for any expected liabilities which may result from the disposition of such lawsuits.

2.   Affirmative Covenants

     a. Collateral/Security Interest for the Loan. Because P&W has not granted, and Commerce has not obtained, a security interest in any assets for the Loan which is unsecured, the provisions of the paragraphs entitled "Insurance," "Insurance Reports," "Compliance with Governmental Requirements," "Inspection" and "Additional Assurances" are inapplicable.

     b. Environmental Studies. This provision is inapplicable.

     c. Lender's Expenditures. To the extent the expenditures for which P&W has agreed to be liable relate to Collateral, they are inapplicable.

3.   Negative Covenants

     a. Continuity of Operations. The provisions of subsection (2) with respect to the sale of Collateral outside the ordinary course of business are inapplicable, as is the prohibition of dividend payments in cash on P&W's stock.

4. Default. This provision with respect to change in ownership is inapplicable to P&W, a publicly-traded company.

5. Miscellaneous Provisions. The provision waiving P&W's right to trial by jury is hereby deleted.

6.   Definitions.   Definitions  of  the  terms  Collateral,  Grantor,  Security
     Agreement and Security Interest are inapplicable to the transaction.

                                [OBJECT OMITTED]

--------------------------------------------------------------------------------
Principal      Loan Date  Maturity  Loan No Call / Coil Account Officer Initials
$5,000,000.00 06-25-2009 06-25-2011           540 / 404          ***"

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  References in the boxes above are for Lender's use only and do not limit the applicability of this document to any particular loan or item
Any item above containing "***" has been omitted due to text length limitations.
--------------------------------------------------------------------------------

Borrower: Providence and Worcester Railroad Lender:Commerce Bank & Trust Company
          Railroad Company                          Commercial Lending
          75 Hammond Street                          386 Main Street
          Worcester, MA 01610-1729                   PO Box 15020
                                                     Worcester, MA 01615-0020

--------------------------------------------------------------------------------


THIS BUSINESS LOAN AGREEMENT dated June 25, 2009, Is made and executed between Providence and Worcester Railroad Company ("Borrower") and Commerce Bank & Trust Company ("Lender") on the following terms and conditions. Borrower has received prior commercial loans from Lender or has applied to Lender for a commercial loan or loans or other financial accommodations, including those which may be described on any exhibit or schedule attached to this Agreement. Borrower understands and agrees that: (A) In granting, renewing, or extending any Loan, Lender Is relying upon Borrower's representations, warranties, and agreements as set forth in this Agreement; (B) the granting, renewing, or extending of any Loan by Lender at all times shall be subject to Lender's sole judgment and discretion; and (C) all such Loans shall be and remain subject to the terms and conditions of this Agreement.

TERM. This Agreement shall be effective as of June 25, 2009, and shall continue in full force and effect until such time as all of Borrower's Loans in favor of Lender have been paid in full, including principal, interest, costs, expenses, attorneys' fees, and other fees and charges, or until such time as the parties may agree in writing to terminate this Agreement.

CONDITIONS PRECEDENT TO EACH ADVANCE. Lender's obligation to make the initial Advance and each subsequent Advance under this Agreement shall be subject to the fulfillment to Lender's satisfaction of all of the conditions set forth in this Agreement and in the Related Documents.

     Loan Documents. Borrower shall provide to Lender the following documents for the Loan: (1) the Note; (2) together with all such Related Documents as Lender may require for the Loan; all in form and substance satisfactory to Lender and Lender's counsel.

     Borrower's Authorization. Borrower shall have provided in form and substance satisfactory to Lender properly certified resolutions, duly authorizing the execution and delivery of this Agreement, the Note and the Related Documents. In addition, Borrower shall have provided such other resolutions, authorizations, documents and instruments as Lender or its counsel, may require.

     Payment of Fees and Expenses. Borrower shall have paid to Lender all fees, charges, and other expenses which are then due and payable as specified in this Agreement or any Related Document.

     Representations and Warranties. The representations and warranties set forth in this Agreement, in the Related Documents, and in any document or certificate delivered to Lender under this Agreement are true and correct.

     No Event of Default. There shall not exist at the time of any Advance a condition which would constitute an Event of Default under this Agreement or under any Related Document.

REPRESENTATIONS AND WARRANTIES. Borrower represents and warrants to Lender, as of the date of this Agreement, as of the date of each disbursement of loan proceeds, as of the date of any renewal, extension or modification of any Loan, and at all times any Indebtedness exists:

     Organization. Borrower is a corporation for profit which is, and at all times shall be, duly organized, validly existing, and in good standing under and by virtue of the laws of the State of Rhode Island. Borrower is duly authorized to transact business in all other states in which Borrower is doing business, having obtained all necessary filings, governmental licenses and approvals for each state in which Borrower is doing business. Specifically, Borrower is, and at all times shall be duly qualified as a foreign corporation in all states in which the failure to so qualify would have a material adverse effect on its business or financial condition. Borrower has the full power and authority to own its properties and to transact the business in which it is presently engaged or presently proposes to engage. Borrower maintains its principal office at 75 Hammond Street, Worcester, MA 01610-1729. Unless Borrower has designated otherwise in writing, this is the principal office at which Borrower keeps its books and records including its records concerning the Collateral. Borrower will notify Lender prior to any change in the location of Borrower's state of organization or any change in Borrower's name. Borrower shall do all things necessary to preserve and to keep in full force and effect its existence, rights and privileges, and shall comply with all regulations, rules, ordinances, statutes, orders and decrees of any governmental or quasi-governmental authority or court applicable to Borrower and Borrower's business activities.

     Assumed Business Names. Borrower has filed or recorded all documents or filings required by law relating to all assumed business names used by Borrower. Excluding the name of Borrower, the following is a complete list of all assumed business names under which Borrower does business: None.

     Authorization. Borrower's execution, delivery, and performance of this Agreement and all the Related Documents have been duly authorized by all necessary action by Borrower and do not conflict with, result in a violation of, or constitute a default under (1) any provision of (a) Borrower's articles of incorporation or organization, or bylaws. or (b) any agreement or other instrument binding upon Borrower or (2) any law, governmental regulation, court decree, or order applicable to Borrower or to Borrower's properties.

     Financial Information. Each of Borrower's financial statements supplied to Lender truly and completely disclosed Borrower's financial condition as of the date of the statement, and there has been no material adverse change in Borrower's financial condition subsequent to the date of the most recent financial statement supplied to Lender. Borrower has no material contingent obligations except as disclosed in such financial statements.

     Legal Effect. This Agreement constitutes, and any instrument or agreement Borrower is required to give under this Agreement when delivered will constitute legal, valid, and binding obligations of Borrower enforceable against Borrower in accordance with their respective terms.

     Properties. Except as contemplated by this Agreement or as previously disclosed in Borrower's financial statements or in writing to Lender and as accepted by Lender, and except for property tax liens for taxes not presently due and payable, Borrower owns and has good title to all of Borrower's properties free and clear of all Security Interests, and has not executed any security documents or financing statements relating to such properties. All of Borrower's properties are titled in Borrower's legal name, and Borrower has not used or filed a financing statement under any other name for at least the last five (5) years.

     Hazardous Substances. Except as disclosed to and acknowledged by Lender in writing, Borrower represents and warrants that (1) During the period of Borrower's ownership of xxx xxxxaxxxxx, there has been no use, generation, manufacture, storage, treatment, disposal, release or threatened release of any Hazardous Substance by any person on, under, about or from any of xxx xxxxxxxxxx. (2) Borrower has no knowledge of, or reason to believe that there has been (a) any breach or violation of any Environmental Laws; (b) any use, generation, manufacture, storage, treatment, disposal, release or threatened release of any Hazardous Substance on, under, about or from xxx xxxxxxxxxx by any prior owners or occupants of any of xxx xxxxxxxxxx; or
     (c) any actual or threatened litigation or claims of any kind by any person relating to such matters. (3) Neither Borrower nor any tenant, contractor, agent or other authorized user of any of xxx xxxxxxxxxx shall use, generate, manufacture, store, treat, dispose of or release any Hazardous Substance on, under, about or from any of xxx xxxxxxxxxx; and any such activity shall be conducted in compliance with all applicable federal, state, and local laws, regulations, and ordinances, including without limitation all Environmental Laws. Borrower authorizes Lender and its agents to enter upon xxx xxxxxxxxxx to make such inspections and tests as Lender may deem appropriate to determine compliance of xxx xxxxxxxxxx with this section of the Agreement. In addition, Borrower represents and warrants that Borrower's xxxxxxxxxx does not contain urea formaldehyde foam insulation or urea formaldehyde resin in violation of any applicable state laws. Any inspections or tests made by Lender shall be at Borrower's expense and for Lender's purposes only and shall not be construed to create any responsibility or liability on the part of Lender to Borrower or to any other person. The representations and warranties contained herein are based on Borrower's due diligence in investigating xxx xxxxxxxxxx for hazardous waste and Hazardous Substances. Borrower hereby (1) releases and waives any future claims against Lender for indemnity or contribution in the event Borrower becomes liable for cleanup or other costs under any such laws, and
     (2) agrees to indemnity, defend, and hold harmless Lender against any and all claims, losses, liabilities, damages, penalties, and expenses which Lender may directly or indirectly sustain or suffer resulting from a breach of this section of the Agreement or as a consequence of any use, generation, manufacture, storage, disposal, release or threatened release of a hazardous waste or substance on xxx xxxxxxxxxx. The provisions of this section of the Agreement, including the obligation to indemnify and defend, shall survive the payment of the Indebtedness and the termination, expiration or satisfaction of this Agreement and shall not be affected by Lender's acquisition of any interest in any of xxx xxxxxxxxxx, whether by foreclosure or otherwise.

     Litigation and Claims. No litigation, claim, investigation, administrative proceeding or similar action (including those for unpaid taxes) against Borrower is pending or threatened, and no other event has occurred which may materially adversely affect Borrower's financial condition or properties, other than litigation, claims, or other events, if any, that have been disclosed to and acknowledged by Lender in writing.

     Taxes. To the best of Borrower's knowledge, all of Borrower's tax returns and reports that are or were required to be filed, have been filed, and all taxes, assessments and other governmental charges have been paid in full, except those presently being or to be contested by Borrower in good truth in the ordinary course of business and for which adequate reserves have been provided.

                                       BUSINESS LOAN AGREEMENT
                                                 (Continued) Page 2 Page 2


[OBJECT OMITTED]

     Lien Priority. Unless otherwise previously disclosed to Lender in writing, Borrower has not entered into or granted any Security Agreements. or permitted the filing or attachment of any Security Interests on or affecting any of xxx xxxxxxxxxx directly or indirectly securing repayment of Borrowers Loan and Note, that would be prior or that may in any way be superior to Lender's Security Interests and rights in and to xxxx xxxxxxxxxx.

     Binding Effect. This Agreement, the Note, xxx xxxxxxxx xxxxxxxxxx xxxxxxxx, and all Related Documents are binding upon the signers thereof, as well as upon their successors, representatives and assigns, and are legally enforceable in accordance with their respective terms.

AFFIRMATIVE COVENANTS. Borrower covenants and agrees with Lender that, so long as this Agreement remains in effect, Borrower will:

     Notices of Claims and Litigation. Promptly inform Lender in writing of (1) all material adverse changes in Borrower's financial condition, and (2) all existing and all threatened litigation, claims, investigations, administrative proceedings or similar actions affecting Borrower or any Guarantor which could materially affect the financial condition of Borrower or the financial condition of any Guarantor.

     Financial Records. Maintain its books and records in accordance with GAAP, applied on a consistent basis, and permit Lender to examine and audit Borrower's books and records at all reasonable times.

     Financial Statements. Furnish Lender with the following:

          Annual Statements. As soon as available, but in no event later than one-hundred-twenty (120) days after the end of each fiscal year, Borrower's balance sheet and income statement for the year ended, audited by a certified public accountant satisfactory to Lender.

          Interim Statements. As soon as available, but in no event later than 45 days after the end of each fiscal quarter, Borrower's balance sheet and profit and loss statement for the period ended, prepared by Borrower.

     All financial reports required to be provided under this Agreement shall be prepared in accordance with GAAP, applied on a consistent basis, and certified by Borrower as being true and correct.

     Additional Information. Furnish such additional information and statements, as Lender may request from time to time.

     Financial Covenants and Ratios. Comply with the following covenants and ratios:

          Tangible Net Worth Requirements. Maintain a minimum Tangible Net Worth of not less than: $70,000,000.00. Other Net Worth requirements are as follows: Minimum Net Worth will be tested quarterly. Except as provided above, all computations made to determine compliance with the requirements contained in this paragraph shall be made in accordance with generally accepted accounting principles, applied on a consistent basis, and certified by Borrower as being true and correct.

     Insurance. Maintain fire and other risk insurance, public liability insurance, and such other insurance as Lender may require with respect to Borrower's properties and operations, in form, amounts, coverages and with insurance companies acceptable to Lender Borrower. upon request of Lender, will deliver to Lender from time to time the policies or certificates of insurance in form satisfactory to Lender, including stipulations that coverages will not be cancelled or diminished without at least ten (10) days prior written notice to Lender. Each insurance policy also shall include an endorsement providing that coverage in favor of Lender will not be impaired in any way by any act. Omission or default of Borrower or any other person. In connection with all policies covering assets in which Lender holds or is offered x xxxxxxxx xxxxxxxx for the Loans, Borrower will provide Lender with such lenders loss payable or other endorsements as Lender may require.

     Insurance Reports. Furnish to Lender, upon request of Lender, reports on each existing insurance policy showing such information as Lender may reasonably request, including without limitation the following: (1) the name of the insurer; (2) the risks insured; (3) the amount of the policy,
     (4) the properties insured; (5) the then current property values on the basis of which insurance has been obtained, and the manner of determining those values; and (6) the expiration date of the policy. In addition, upon request of Lender (however not more often than annually). Borrower will have an independent appraiser satisfactory to Lender determine, as applicable, the actual cash value or replacement cost of xxx xxxxxxxxxx. The cost of such appraisal shall be paid by Borrower.

     Other Agreements. Comply with all terms and conditions of all other agreements, whether now or hereafter existing, between Borrower and any other party and notify Lender immediately in writing of any default in connection with any other such agreements.

     Loan Proceeds. Use all Loan proceeds solely for Borrower's business operations, unless specifically consented to the contrary by Lender in writing.

     Taxes, Charges and Liens. Pay and discharge when due all of its indebtedness and obligations, including without limitation all assessments. faxes, governmental charges, levies and liens, of every kind and nature, imposed upon Borrower or its properties, income, or profits, prior to the date on which penalties would attach, and all lawful claims that, it unpaid, might become a lien or charge upon any of Borrower's properties, income, or profits. Provided however, Borrower will not be required to pay and discharge any such assessment. tax, charge, levy, lien or claim so long as (1) the legality of the same shall be contested in good faith by appropriate proceedings. and (2) Borrower shall have established on
     Borrower's books adequate reserves with respect to such contested assessment, tax, charge. levy, lien, or claim in accordance with GAAP.

     Performance. Perform and comply, in a timely manner, with all terms, conditions, and provisions set forth in this Agreement, in the Related Documents, and in all other instruments and agreements between Borrower and Lender. Borrower shall notify Lender immediately in writing of any default in connection with any agreement.

     Operations. Maintain executive and management personnel with substantially the same qualifications and experience as the present executive and management personnel; provide written notice to Lender of any change in executive and management personnel; conduct its business affairs in a reasonable and prudent manner.

     Environmental Studies. Promptly conduct and complete, at Borrower's expense, all such investigations, studies, samplings and testings as may be requested by Lender or any governmental authority relative to any substance, or any waste or by-product of any substance defined as toxic or a hazardous substance under applicable federal, state, or local law, rule, regulation, order or directive, at or affecting any property or any facility owned, leased or used by Borrower.

     Compliance with Governmental Requirements. Comply with all laws, ordinances, and regulations, now or hereafter in effect, of all governmental authorities applicable to the conduct of Borrower's properties, businesses and operations, and to the use or occupancy of xxx xxxxxxxxxx, including without limitation, the Americans With Disabilities Act. Borrower may contest in good faith any such law, ordinance, or regulation and withhold compliance during any proceeding, including appropriate appeals, so long as Borrower has notified Lender in writing prior to doing so and so long as, in Lender's sole opinion, Lender's interests in xxx xxxxxxxxxx are not jeopardized. Lender may require Borrower to post adequate security or a surety bond, reasonably satisfactory to Lender, to protect Lender's interest.

     Inspection. Permit employees or agents of Lender at any reasonable time to inspect any and all xxxxxxxxxx for the Loan or Loans and Borrower's other properties and to examine or audit Borrower's books, accounts, and records and to make copies and memoranda of Borrower's books, accounts, and records. If Borrower now or at any time hereafter maintains any records (including without limitation computer generated records and computer software programs for the generation of such records) in the possession of a third party, Borrower, upon request of Lender, shall notify such party to permit Lender free access to such records at all reasonable times and to provide Lender with copies of any records it may request, all at Borrower's expense.

     Compliance Certificates. Unless waived in writing by Lender, provide Lender at least annually, with a certificate executed by Borrower's chief financial officer, or other officer or person acceptable to Lender, certifying that the representations and warranties set forth in this Agreement are true and correct as of the date of the certificate and further certifying that, as of the date of the certificate, no Event of Default exists under this Agreement.

     Environmental Compliance and Reports. Borrower shall comply in all respects with any and all Environmental Laws; not cause or permit to exist, as a result of an intentional or unintentional action or omission on Borrower's part or on the part of any third party, on properly owned and/or occupied by Borrower, any environmental activity where damage may result to the environment, unless such environmental activity is pursuant to and in compliance with the conditions of a permit issued by the appropriate federal, state or local governmental authorities, shall furnish to Lender promptly and in any event within thirty (30) days after receipt thereof a copy of any notice, summons. lien, citation, directive, letter or other communication from any governmental agency or instrumentality concerning any intentional or unintentional action or omission on Borrower's part in connection with any environmental activity whether or not there is damage to the environment and/or other natural resources.

     Additional Assurances. Make, execute and deliver to Lender such promissory notes, mortgages, deeds of trust, security agreements, assignments, financing statements, instruments, documents and other agreements as Lender or its attorneys may reasonably request to evidence and secure the Loans and to perfect xxx xxxxxxxx xxxxxxxxx.

LENDER'S EXPENDITURES. If any action or proceeding is commenced that would materially affect Lender's interest in xxx xxxxxxxxxx or if Borrower fails to comply with any provision of this Agreement or any Related Documents, including but not limited to Borrower's failure to discharge or pay when due any amounts Borrower is required to discharge or pay under this Agreement or any Related Documents, Lender on Borrower's behalf may (but shall not be obligated to) take any action that Lender deems appropriate, including but not limited to discharging or paying all taxes, liens, security

              [OBJECT OMITTED] (Continued) Page 3 [OBJECT OMITTED]

interests, encumbrances and other claims, at any time levied or placed on any Collateral and paying all costs for insuring, maintaining and preserving any Collateral. All such expenditures incurred or paid by Lender for such purposes will then bear interest at the rate charged under the Note from the date incurred or paid by Lender to the date of repayment by Borrower. All such expenses will become a part of the indebtedness and, at Lender's option, will
(A) be payable on demand. (B) be added to the balance of the Note and be apportioned among and be payable with any installment payments to become due during either (1) the term of any applicable Insurance policy; or (2) the remaining term of the Note, or (C) be treated as a balloon payment which will be due and payable at the Note's maturity.

NEGATIVE COVENANTS. Borrower covenants and agrees with Lender that while this Agreement is in effect, Borrower shall not, without the prior written consent of
Lender:

     Indebtedness and Liens, (1) Except for trade debt incurred in the normal course of business and indebtedness to Lender contemplated by this Agreement, create, incur or assume indebtedness for borrowed money, including capital leases, (2) sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of Borrower's assets (except as allowed as Permitted Liens), or (3) sell with recourse any of Borrower's accounts, except to Lender.

     Continuity of Operations. (1) Engage in any business activities substantially different than those in which Borrower is presently engaged,
     (2) cease operations, liquidate. merge, transfer, acquire or consolidate with any other entity, change its name, dissolve or transfer or sell Collateral out of the ordinary course of business, or (3) pay any dividends on Borrower's stock (other than dividends payable in its stock), provided, however that notwithstanding the foregoing, but only so long as no Event of Default has occurred and Is continuing or would result from the payment of dividends, if Borrower is a "Subchapter S Corporation" as defined in the Internal Revenue Code of 1986, as amended). Borrower may pay cash dividends on its stock to its shareholders from time to time in amounts necessary to enable the shareholders to pay income taxes and make estimated income tax payments to satisfy their liabilities under federal and state law which arise solely from their status as Shareholders of a Subchapter S Corporation because of their ownership of shares of Borrower's stock, or purchase or retire any of Borrower's outstanding shares or alter or amend Borrower's capital structure.

     Loans, Acquisitions and Guaranties. (1) Loan, invest in or advance money or assets to any other person, enterprise or entity, (2) purchase, create or acquire any interest in any other enterprise or entity, or (3) incur any obligation as surety or guarantor other than in the ordinary course of business.

     Agreements. Borrower will not enter into any agreement containing any provisions which would be violated or breached by the performance of Borrower's obligations under this Agreement or in connection herewith.

CESSATION OF ADVANCES. If Lender has made any commitment to make any Loan to Borrower, whether under this Agreement or under any other agreement, Lender shall have no obligation to make Loan Advances or to disburse Loan proceeds if:
(A) Borrower or any Guarantor is in default under the terms of this Agreement or any of the Related Documents or any other agreement that Borrower or any Guarantor has with Lender: (B) Borrower or any Guarantor dies, becomes incompetent or becomes insolvent, files a petition in bankruptcy or similar proceedings, or is adjudged a bankrupt: (C) there occurs a material adverse change in Borrower's financial condition, in the financial condition of any Guarantor, or in the value of any Collateral securing any Loan; or (D) any Guarantor seeks, claims or otherwise attempts to limit, model(,) or revoke such Guarantor's guaranty of the Loan or any other loan with Lender: or (E) Lender in good faith deems itself insecure, even though no Event of Default shall have occurred.

RIGHT OF SETOFF. To the extent permitted by applicable law, Lender reserves a right of setoff in all Borrower's accounts with Lender (whether checking, savings, or some other account). This includes all accounts Borrower holds jointly with someone else and all accounts Borrower may open in the future. However, this does not include any IRA or Keogh accounts, or any trust accounts for which setoff would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the debt against any and all such accounts.

     DEFAULT. Each of the following shall constitute an Event of Default under this Agreement:

     Payment Default. Borrower fails to make any payment when due under the Loan.

     Other Defaults. Borrower fails to comply with or to perform any other term, obligation, covenant or condition contained in this Agreement or in any of the Related Documents or to comply with or to perform any term, obligation, covenant or condition contained in any other agreement between Lender and Borrower.

     False Statements. Any warranty, representation or statement made or furnished to Lender by Borrower or on Borrower's behalf under this Agreement or the Related Documents is false or misleading in any material respect, either now or at the time made or furnished or becomes false or misleading at any time thereafter.

     Insolvency. The dissolution or termination of Borrower's existence as a going business, the insolvency of Borrower, the appointment of a receiver for any part of Borrower's property, any assignment for the benefit of creditors, any trust mortgage or any other type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Borrower.

     Defective Collateralization. This Agreement or any of the Related Documents ceases to be in full force and effect (including failure of any collateral document to create a valid and perfected security interest or lien) at any time and for any reason.

     Creditor or Forfeiture Proceedings. Commencement of foreclosure or forfeiture proceedings, whether by judicial proceeding, self-help, repossession or any other method, by any creditor of Borrower or by any governmental agency against any collateral securing the Loan. This includes a garnishment of any of Borrower's accounts, including deposit accounts, with Lender. However, this Event of Default shall not apply if there is a good faith dispute by Borrower as to the validity or reasonableness of the claim which is the basis of the creditor or forfeiture proceeding and if Borrower gives Lender written notice of the creditor or forfeiture proceeding and deposits with Lender monies or a surety bond for the creditor or forfeiture proceeding, in an amount determined by Lender, in its sole discretion, as being an adequate reserve or bond for the dispute.

     Events Affecting Guarantor. Any of the preceding events occurs with respect to any Guarantor of any of the Indebtedness or any Guarantor dies or becomes incompetent, or revokes or disputes the validity of, or liability under, any Guaranty of the Indebtedness.

     Change in Ownership. Any change in ownership of twenty-five percent (25%) or more of the common stock of Borrower.

     Adverse Change. A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the Loan is impaired.

     Insecurity. Lender in good faith believes itself insecure.

     Right to Cure. If any default, other than a default an Indebtedness, is curable and lf Borrower or Grantor, as the case may be, has not been given a notice of a similar default within the preceding twelve (12) months, it may be cured if Borrower or Grantor, as the case may be, after receiving written notice from Lender demanding cure of such default: (1) cure the default within fifteen (15) days, or (2) if the cure requires more than fifteen (15) days, immediately initiate steps which Lender deems in Lender's sole discretion to be sufficient to cure the default and thereafter continue and complete all reasonable and necessary steps sufficient to produce compliance as soon as reasonably practical.

EFFECT OF AN EVENT OF DEFAULT. If any Event of Default shall occur, except where otherwise provided in this Agreement or the Related Documents, all commitments and obligations of Lender under this Agreement or the Related Documents or any other agreement immediately will terminate (including any obligation to make further Loan Advances or disbursements), and at Lender's option, all Indebtedness immediately will become due and payable, all without notice of any kind to Borrower, except that in the case of an Event of Default at the type described in the 'Insolvency' subsection above, such acceleration shall be automatic and not optional, In addition, Lender shall have all the rights and remedies provided in the Related Documents or available at law, in equity, or otherwise. Except as may be prohibited by applicable law, all of Lender's rights and remedies shall be cumulative and may be exercised singularly or concurrently. Election by Lender to pursue any remedy shall not exclude pursuit of any other remedy, and an election to make expenditures or to take action to perform an obligation of Borrower or of any Grantor shall not affect Lender's right to declare a default and to exercise its rights and remedies.

WAIVERS AND MISCELLANEOUS PROVISIONS. The following miscellaneous provisions are a part of this Agreement:

     Amendments. This Agreement, together with any Related Documents, constitutes the entire understanding and agreement of the parties as to the matters set forth in this Agreement. No alteration of or amendment to this Agreement shall be effective unless given in writing and signed by the party or parties sought to be charged or bound by the alteration or amendment.

     Attorneys' Fees; Expenses. Borrower agrees to pay upon demand all of Lender's costs and expenses, including Lender's attorneys' fees and Lender's legal expenses, incurred in connection with the enforcement of this Agreement. Lender may hire or pay someone else to help enforce this Agreement, and Borrower shall pay the costs and expenses of such enforcement. Costs and expenses include Lender's attorneys' fees and legal expenses whether or not there is a lawsuit, including attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. Borrower also shall pay all court costs and such additional fees as may be directed by the court.

     Caption Headings. Caption headings in this Agreement are for convenience purposes only and are not to be used to interpret or define the provisions of this Agreement.

     Consent to Loan Participation. Borrower agrees and consents to Lender's sale or transfer, whether now or later of one or more participation

                             BUSINESS LOAN AGREEMENT
                               (Continued) Page 4

     interests in the Loan to one or more purchasers, whether related or unrelated to Lender. Lender may provide, without any limitation whatsoever, to any one or more purchasers, or potential purchasers, any information or knowledge Lender may have about Borrower or about any other matter relating to the Loan, and Borrower hereby waives any rights to privacy Borrower may have with respect to such matters. Borrower additionally waives any and all notices of sale of participation interests, as well as all notices at any repurchase of such participation interests. Borrower also agrees that the purchasers at any such participation interests will be considered as the absolute owners of such interests in the Loan and will have all the rights granted under the participation agreement or agreements governing the sale of such participation interests. Borrower further waives all rights of offset or counterclaim that it may have now or later against Lender or against any purchaser of such a participation interest and unconditionally agrees that either Lender or such purchaser may enforce Borrower's obligation under the Loan irrespective of the failure or insolvency at any holder of any interest in the Loan. Borrower further agrees that the purchaser of any such participation interests may enforce its interests irrespective of any personal claims or defenses that Borrower may have against Lender.

     Governing Law. This Agreement will be governed by federal law applicable to Lender and, to the extent not preempted by federal law, the laws of the Commonwealth of Massachusetts without regard to its conflicts of law provisions. This Agreement has been accepted by Lender in the Commonwealth of Massachusetts.

     Choice of Venue. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Worcester County, Commonwealth of Massachusetts.

     No Waiver by Lender. Lender shall not be deemed to have waived any rights under this Agreement unless such waiver is given in writing and signed by Lender. No delay or omission on the part of Lender in exercising any right shall operate as a waiver of such right or any other right. A waiver by Lender of a provision of this Agreement shall not prejudice or constitute a waiver of Lender's right, otherwise to demand strict compliance with that provision or any other provision of this Agreement. No prior waiver by Lender, nor any course of dealing between Lender and Borrower, or between Lender and any Grantor, shall constitute a waiver of any of Lender's rights or of any of Borrower's or any Grantor's obligations as to any future transactions. Whenever the consent of Lender is required under the Agreement, the granting of such consent by Lender in any instance shall not constitute continuing consent to subsequent instances where such consent is required and in all cases such consent may be granted or withheld in the sole discretion of Lender.

     Notices. Any notice required to be given under this Agreement shall be given in writing, and shall be effective when actually delivered, when actually received by telefacsimile (unless otherwise required by law), when deposited with a nationally recognized Overnight courier, or, if mailed, when deposited in the United States mail, as first class, certified or registered mail postage prepaid, directed to the addresses shown near the beginning of this Agreement. Any party may change its address for notices under this Agreement by giving formal written notice to the other parties, specifying that the purpose of the notice is to change the party's address. For notice purposes, Borrower agrees to keep Lender informed at all times of Borrower's current address. Unless otherwise provided or required by law, if there is more than one Borrower, any notice given by Lender to any Borrower is deemed to be notice given to all Borrowers.

     Severability. If a court of competent jurisdiction finds any provision of this Agreement to be illegal, invalid, or unenforceable as to any circumstance, that finding shall not make the offending provision illegal, invalid, or unenforceable as to any other circumstance. If feasible, the offending provision shall be considered modified so that it becomes legal, valid and enforceable. If the offending provision cannot be so modified, it shall be considered deleted from this Agreement. Unless otherwise required by law, the illegality, invalidity, or unenforceability of any provision of this Agreement shall not affect the legality, validity or enforceability of any other provision of this Agreement.

     Subsidiaries and Affiliates of Borrower. To the extent the context of any provisions of this Agreement makes it appropriate, including without limitation any representation, warranty or covenant, the word "Borrower" as used in this Agreement shall include all of Borrower's subsidiaries and affiliates. Notwithstanding the foregoing however, under no circumstances shall this Agreement be construed to require Lender to make any Loan or other financial accommodation to any of Borrower's subsidiaries or affiliates.

     Successors and Assigns. All covenants and agreements by or on behalf of Borrower contained in this Agreement or any Related Documents shall bind Borrower's successors and assigns and shall inure to the benefit of Lender and its successors and assigns. Borrower shall not, however, have the right to assign Borrower's rights under this Agreement or any interest therein, without the prior written consent of Lender.

     Survival of Representations and Warranties. Borrower understands and agrees that in extending Loan Advances, Lender is relying on all representations, warranties, and covenants made by Borrower in this Agreement or in any certificate or other instrument delivered by Borrower to Lender under this Agreement or the Rotated Documents. Borrower further agrees that regardless of any investigation made by Lender, all such representations, warranties and covenants will survive the extension of Loan Advances and delivery to Lender of the Related Documents, shall be continuing in nature, shall be deemed made and redated by Borrower at the time each Loan Advance is made, and shall remain in full force and effect until such time as Borrower's Indebtedness shall be paid in full, or until this Agreement shall be terminated in the manner provided above, whichever is the last to occur.

     Time is of the Essence. Time is of the essence in the performance of this Agreement.

     xxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxx
     xxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxx

DEFINITIONS. The following capitalized words and terms shall have the following meanings when used in this Agreement. Unless specifically stated to the contrary, all references to dollar amounts shall mean amounts in lawful money of the United States of America. Words and terms used in the singular shall include the plural, and the plural shall include the singular, as the context may require. Words and terms not otherwise defined in lees Agreement shall have the meanings attributed to such terms In the Uniform Commercial Code. Accounting words and terms not otherwise defined in this Agreement shall have the meanings assigned to them in accordance with generally accepted accounting principles as in effect on the date of this Agreement:

     Advance. The word "Advance" means a disbursement of Loan funds made, or to be made, to Borrower or on Borrower's behalf on a line of credit or multiple advance basis under the terms and conditions of this Agreement.

     Agreement. The word "Agreement" means this Business Loan Agreement together with all exhibits and schedules attached to this Business Loan Agreement from time to time, if any, as amended from time to time.

     Borrower. The word "Borrower" means Providence and Worcester Railroad Company and includes all co-signers and co-makers signing the Note and all their successors and assigns.

     xxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxx
     xxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxx
     xxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxx
     xxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxx

     Environmental Laws. The words "Environmental Laws' mean any and all state, federal and local statutes, regulations and ordinances relating to the protection of human health or the environment, including without limitation the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. 42 U.S.C. Section 9601, et seq ("CERCLA"), the Superfund Amendments and Reauthorization Act of 1986. Pub. L. No 99.499 ("SARA"), the Hazardous Materials Transportation Act, 49 U.S.C. Section 1801, et seq., the Resource Conservation and Recovery Act. 42 U.S.C. Section 6901, at seq., the Massachusetts Hazardous Waste Management Act, Mass Gen. Laws Ch. 21C. the Massachusetts Oil and Hazardous Material Release Prevention Act, Mass, Gen. Laws, Ch. 21E, or other applicable state or federal laws, rules, or regulations adopted pursuant thereto.

     Event of Default. The words "Event of Default" mean any of the events of default set forth in this Agreement in the default section of this Agreement.

     GAAP. The word "GAAP" means generally accepted accounting principles.

     Grantor. The word "Grantor" means each and all of the persons or entities granting a xxxxxxxx xxxxxxxx in any xxxxxxxxxx for the Loan, including without limitation all Borrowers granting such a xxxxxxxx xxxxxxxx.

     Guarantor.   The  word  "Guarantor"   means  any  guarantor,   surety,   or
     accommodation party of any or all of the Loan.

     Guaranty. The word 'Guaranty" means the guaranty from Guarantor to Lender, including without limitation a guaranty of all or part of the Note.

     Hazardous Substances. The words "Hazardous Substances" mean materials that, because of their quantity, concentration or physical, chemical or infectious characteristics, may cause or pose a present or potential hazard to human health or the environment when improperly used, treated, stored, disposed of, generated, manufactured, transported or otherwise handled. The words "Hazardous Substances" are used in their very broadest sense and include without limitation any and all hazardous or toxic substances, materials or waste as defined by or listed under the Environmental Laws.
     The term "Hazardous Substances" also includes, without limitation, petroleum and petroleum by-products or any fraction thereof and asbestos,

     Indebtedness. The word "Indebtedness" means the indebtedness evidenced by the Note or Related Documents, including all principal and interest together with all other indebtedness and costs and expenses for which Borrower is responsible under this Agreement or under any of the

                                [OBJECT OMITTED]
                              ( (Continued) Page 5



     Related Documents.

     Lender. The word "Lender" means Commerce Bank & Trust Company, its successors and assigns.

     Loan. The word "Loan" means any and all loans and financial accommodations from Lender to Borrower whether now or hereafter existing, and however evidenced, including without limitation those loans and financial accommodations described herein or described on any exhibit or schedule attached to this Agreement from time to time.

     Note. The word "Note" means the Note executed by Providence and Worcester Railroad Company in the principal amount of $5,000,000.00 dated June 25, 2009, together with all renewals of, extensions of, modifications of, refinancings of, consolidations of, and substitutions for the note or credit agreement.

     Permitted Liens. The words "Permitted Liens" mean (1) liens and security interests securing Indebtedness owed by Borrower to Lender. (2) liens for taxes. assessments, or similar charges either not yet due or being contested in good faith; (3) liens of materialmen mechanics warehousemen, or carriers, or other like liens arising in the ordinary course of business and securing obligations which are not yet delinquent. (4) purchase money liens or purchase money security interests upon or in any property acquired or held by Borrower in the ordinary course of business to secure indebtedness outstanding on the date of this Agreement or permitted to be incurred under the paragraph of this Agreement titled 'Indebtedness and Liens'. (5) liens and security interests which, as of the date of this Agreement, have been disclosed to and approved by the Lender in writing; and (6) those liens and security interests which in the aggregate constitute an immaterial and insignificant monetary amount with respect to the net value of Borrower's assets.

     Related Documents. The words "Related Documents" mean all promissory notes, credit agreements, loan agreements, environmental agreements, guaranties, xxxxxxxx xxxxxxxxxx, mortgages, deeds of trust, security deeds, collateral mortgages, and all other instruments, agreements and documents, whether now or hereafter existing, executed in connection with the Loan.

     Security Agreement. The words "Security Agreement" mean and include without limitation any agreements, promises, covenants, arrangements, understandings or other agreements, whether created by law, contract, or otherwise, evidencing, governing, representing, or creating a Security Interest.

     xxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxx
     xxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxx
     xxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxx

     Tangible Net Worth. The words "Tangible Net Worth" mean Borrower's total assets excluding all intangible assets (i.e., goodwill, trademarks, patents, copyrights, organizational expenses, and similar intangible items, but including leaseholds and leasehold improvements) less total debt.

BORROWER ACKNOWLEDGES HAVING READ ALL THE PROVISIONS OF THIS BUSINESS LOAN AGREEMENT AND BORROWER AGREES TO ITS TERMS. THIS BUSINESS LOAN AGREEMENT IS DATED JUNE 25, 2009.

THIS AGREEMENT IS GIVEN UNDER SEAL AND IT IS INTENDED THAT THIS AGREEMENT IS AND SHALL CONSTITUTE AND HAVE THE EFFECT OF A SEALED INSTRUMENT ACCORDING TO LAW.

This Business Loan Agreement is subject to the terms and conditions of a certain letter agreement dated June 25, 2009 between Lender and Borrower, the terms of which are hereby incorporated by reference.

BORROWER:



PROVIDENCE AND WORCESTER RAILROAD COMPANY


By:  /s/ Robert J. Easton (Seal)
    ------------------------------------
     Robert J. Easton,  Treasurer of Providence  and Worcester
     Railroad Company

ATTEST:

/s/ Marie A. Angelini ( Corporate Seal )
------------------------------------
       Secretary

LENDER:


COMMERCE BANK & TRUST COMPANY


By: /s/ John McKenna (Seal)
------------------------------------
       Authorized Signer

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

DATE:  August 13, 2009
                                     By: /s/ Robert H. Eder
                                         ----------------------------
                                         Robert H. Eder,
                                         Chairman of the Board
                                          and Chief Executive Officer

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

DATE:  August 13, 2009
                                     By: /s/ Robert J. Easton
                                         ----------------------------
                                         Robert J. Easton
                                         Treasurer and Chief
                                          Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company ("the Company") on form 10-Q for the quarterly period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                   /s/ Robert H. Eder
                                  -----------------------------
                                  Robert H. Eder,
                                  Chairman of the Board and Chief
                                  Executive Officer
                                  August 13, 2009

In connection with the Quarterly Report of Providence and Worcester Railroad Company ("the Company") on form 10-Q for the quarterly period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/ Robert J. Easton
                                  -----------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  August 13, 2009