Form 10-Q
period 2009-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2009-11-12
CIK 831968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

X QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended September 30, 2009

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

As of November 13, 2009, the registrant has 4,810,210 shares of common stock, par value $.50 per share, outstanding.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                     Index to Quarterly Report on Form 10-Q



     Part I - Financial Information

        Item 1 - Financial Statements (Unaudited):

          Condensed Balance Sheets - September 30, 2009
          and  December  31, 2008 (Unaudited)...............................3

          Condensed Statements of Operations -
          Three and Nine Months Ended September 30, 2009
          and 2008 (Unaudited)..............................................4

          Condensed Statements of Cash Flows  -
          Nine Months Ended September 30, 2009
          and 2008 (Unaudited)..............................................5

          Notes to Condensed Financial
          Statements (Unaudited).........................................6-10

        Item 2 -Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................11-16

        Item 3 -Quantitative and Qualitative Disclosures
               About Market Risk...........................................16

        Item 4T -Controls and Procedures...................................17

   Part II - Other Information:

        Item 5 -Reports on Form 8-K........................................17

        Item 6 -Exhibits...................................................17


   Signatures..............................................................18

Part I - Financial Information

Item 1.  Financial Statements
-----------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                            CONDENSED BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

ASSETS
                                                       September 30,December 31,
                                                              2009         2008
                                                            -------      -------

Current Assets:
 Cash and cash equivalents ...........................      $   433      $   876
 Accounts receivable, net of allowance for
  doubtful accounts of $130 in 2009 and 2008 .........        2,158        3,526
 Materials and supplies ..............................          938        1,103
 Prepaid expenses and other current assets ...........          107          442
 Deferred income taxes ...............................          348          318
                                                            -------      -------
  Total Current Assets ...............................        3,984        6,265
Property and Equipment, net ..........................       81,434       80,787
Land Held for Development ............................       11,958       11,958
                                                            -------      -------
Total Assets .........................................      $97,376      $99,010
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ....................................      $ 2,515      $ 2,418
 Accrued expenses ....................................        1,440        1,460
                                                            -------      -------
  Total Current Liabilities ..........................        3,955        3,878
                                                            -------      -------
Deferred Income Taxes ................................       11,773       12,123
                                                            -------      -------
Deferred Grant Income ................................        8,178        8,212
                                                            -------      -------
Commitments and Contingent Liabilities................
Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding
  640 shares in 2009 and 2008 ........................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,809,975 shares in 2009 and 4,801,340
  shares in 2008 .....................................        2,405        2,401
 Additional paid-in capital ..........................       36,856       36,705
 Retained earnings ...................................       34,177       35,659
                                                            -------      -------
  Total Shareholders' Equity .........................       73,470       74,797
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $97,376      $99,010
                                                            =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                       CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                         Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                           2009      2008       2009      2008
                                         -------    ------   --------   -------
Revenues:
Operating Revenues ...................   $ 6,072    $8,136   $ 17,124   $22,226
Other Income .........................       160       617      1,494       924
                                         -------    ------   --------   -------
   Total Revenues ....................     6,232     8,753     18,618    23,150
                                         -------    ------   --------   -------

Operating Expenses:
 Maintenance of way and
  structures .........................       318     1,103      2,484     3,627
 Maintenance of equipment ............       891     1,019      2,761     2,749
 Transportation ......................     1,949     2,726      6,018     7,749
 General and administrative ..........     1,153     1,179      3,542     3,719
 Depreciation ........................       730       720      2,237     2,158
 Taxes, other than income
  taxes ..............................       620       594      1,816     1,805
 Car hire, net .......................       184       374        488       805
 Employee retirement plans ...........        60        55        182       171
 Track usage fees ....................       114       194        372       470
                                         -------    ------   --------   -------
  Total Operating Expenses ...........     6,019     7,964     19,900    23,253
                                         -------    ------   --------   -------

Income (Loss) before Income
 Taxes ...............................       213       789     (1,282)     (103)
Provision for Income Taxes
 (Benefit) ...........................        55       255       (380)      (35)
                                         -------    ------   --------   -------
Net Income (Loss) ....................       158       534       (902)      (68)

Preferred Stock Dividends ............       --         --          3         3
                                         -------    ------   --------   -------
Net Income (Loss) Available to
 Common Shareholders. ................  $   158    $   534    $  (905)  $   (71)
                                        =======    =======    =======   =======

Basic and Diluted Income
 (Loss) Per Common Share .............  $   .03    $   .11    $  (.19)  $  (.02)
                                        =======    =======    =======   =======

Weighted-Average Common Shares
 Outstanding:
 For basic .......................    4,807,727  4,796,569  4,805,514 4,787,033
 For diluted .....................    4,876,735  4,882,183  4,805,514 4,787,033
                                      =========  =========  ========= =========

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                             2009         2008
                                                           -------      -------
Cash Flows from Operating Activities:
Net loss .............................................     $  (902)     $   (68)
Adjustments to reconcile the net loss to net
 cash flows from operating activities:
 Depreciation ........................................       2,237        2,158
 Amortization of deferred grant income ...............        (192)        (189)
 Gains from sale and disposal of property,
  equipment and easements ............................         (93)        (510)
 Deferred income tax benefit .........................        (380)         (35)
 Share-based compensation ............................          98          123
 Increase (decrease) in cash from:
  Accounts receivable ................................       1,502         (119)
  Materials and supplies .............................         165          103
  Prepaid expenses and other .........................         335         (542)
  Accounts payable and accrued expenses ..............          88         (149)
                                                           -------      -------
Net cash flows from operating activities .............       2,858          772
                                                           -------      -------

Cash Flows from Investing Activities:
Purchase of property and equipment ...................      (2,895)      (3,485)
Proceeds from sale of property, equipment and
 easements ...........................................          93          558
                                                           -------      -------
Net cash flows used in investing activities ..........      (2,802)      (2,927)
                                                           -------      -------

Cash Flows from Financing Activities:
Payments on line of credit ...........................          --         (900)
Dividends paid .......................................        (580)        (578)
Issuance of common shares to GATX Corporation ........          --        5,509
Issuance of common shares for stock options
 exercised and employee stock purchases ..............          57           62
Proceeds from deferred grant income ..................          24          190
                                                           -------      -------
Net cash flows (used in) from financing
 activities ..........................................        (499)       4,283
                                                           -------      -------

(Decrease) Increase in Cash and Cash
 Equivalents .........................................        (443)       2,128
Cash and Cash Equivalents, Beginning of
 Period ..............................................         876          181
                                                           -------      -------
Cash and Cash Equivalents, End of Period .............     $   433      $ 2,309
                                                           =======      =======
Supplemental Disclosures:
Cash Received for Income Taxes, net ..................     $    --      $   (14)
Accrual for Capital Expenditures......................     $   160      $   289
                                                           =======      =======

    The accompanying notes are an integral part of the financial statements.

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

1. In the opinion of management, the accompanying condensed interim financial statements of the Providence and Worcester Railroad Company (the "Company") contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the Interim periods ended September 30, 2009 and 2008. Results for interim periods may not be necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

     In connection with preparation of the financial statements and in accordance with FASB ASC 855 "Subsequent Events" ("SFAS 165"), the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 12, 2009. Management is not aware of any significant subsequent events that would have a material impact on the financial statements.

2.   Recent Accounting Pronouncements:

     In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Codification ("ASC") 825-10-65-1, "Interim Disclosures about Fair Value of Financial Instruments." FASB ASC 825-10-65-1 amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The impact of adoption did not have a material impact on the Company's financial statements.

     In May 2009, the FASB issued FASB ASC 855, "Subsequent Events." FASB ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The impact of adoption did not have a material impact on the Company's financial statements.

     In June 2009 the FASB issued FASB ASC 860, "Accounting for Transfers of Financial Assets." FASB ASC 860 is a revision to preceding guidance and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. This statement is effective for interim and annual reporting periods beginning January 1, 2010. The impact of adoption is not expected to have a material impact on the Company's financial statements.

     In June 2009, the FASB issued FASB ASC 105, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
     - a replacement of FASB Statement No. 162" (SFAS 168). ASC 105 provides for the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. ASC 105 is effective for interim and annual periods ending after September 15, 2009.

     In August 2009, the FASB issued Accounting Standards Update No. 2009-04, "Accounting for Redeemable Equity Instruments - Amendments to Section 480-10-99." This Update amends Topic 480, "Distinguishing Liabilities from Equity," reflecting the SEC staff's views regarding the application of Accounting Series Release No. 268, "Presentation in Financial Statements of Redeemable Preferred Stocks." This guidance did not have a material impact on the Company's financial statements.

     In August 2009, the FASB issued Accounting Standards Update No. 2009-05, "Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value." This Update provides clarification for Topic 820 for circumstances in which a quoted price in an active market for the identical liability is not available. The guidance in this Update is effective for the first reporting period, including interim periods, beginning after August 27, 2009. This guidance did not have a material impact on the Company's financial statements.

3.   Changes in Shareholders' Equity:
                                                                        Total
                                                    Additional          Share
                                Preferred  Common    Paid-in   Retained holders'
                                  Stock    Stock     Capital   Earnings Equity
                                 -------   -------   -------   -------  -------
     Balance December 31,2008.   $    32   $ 2,401   $36,705   $35,659  $74,797
     Issuance of 8,635
      common shares for
      stock options
      exercised, employee
      stock purchases and
      employee stock awards ..                   4       84                  88
     Share-based
      compensation - options
      granted ................                           67                  67
     Dividends:
      Preferred stock,
      $5.00 per share ........                                      (3)      (3)
      Common stock, $.12
      per share ..............                                    (577)    (577)
     Net loss for the period .                                    (902)    (902)
                                 -------   -------   -------   -------  -------
     Balance,
      September 30, 2009 .....   $    32   $ 2,405   $36,856   $34,177  $73,470
                                 =======   =======   =======   =======  =======

4.   Revolving Line of Credit:

     In June 2009 the Company obtained a revolving line of credit facility in the amount of $5,000 from a commercial bank expiring in June 2011. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and three quarters per cent over the thirty, sixty or ninety day London Interbank Offered Rate ("LIBOR") with a LIBOR floor of one and one quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. No borrowings have been made under this line of credit through September 30, 2009. This line of credit facility replaces another facility, in the same amount, from another commercial bank which expired on May 31, 2009.

5.   Other Income:
                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                   -------------------       -------------------
                                    2009         2008         2009         2008
                                   ------       ------       ------       ------
     Gains from sale and
      disposal of property,
      equipment and
      easements, net ......        $   27       $  484       $   93       $  510
     Rentals ..............           133          126          450          386
     Interest .............            --            7            1           28
     Other ................            --           --          950           --
                                   ------       ------       ------       ------
                                   $  160       $  617       $1,494       $  924
                                   ======       ======       ======       ======

     In June 2009 the Company received $950 for the settlement of certain legal proceedings and the granting of a permanent easement.

6.   Railroad Track Maintenance Credits:

     During the third quarter of 2009 the Company entered into an agreement with an unrelated third-party shipping customer. Under the agreement, the customer agreed to pay for certain qualified railroad track maintenance expenditures, including capital additions to the Company's track structure. In return the Company agreed to assign railroad track miles to the shipping customer which would enable that customer to claim certain track maintenance credits pursuant to section 45G of the Internal Revenue Code. For the quarter ended September 30, 2009, the amount of $390 was realized and was accounted for as a reduction of Operating Expenses - Maintenance of Way and Structures in the Condensed Statement of Operations.

7.   Income (Loss) per Common Share:

     Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding during each period. Diluted income
     (loss) per common share reflects the effect of the Company's outstanding convertible preferred stock and stock options except where such items would be antidilutive.

     A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                   ---------------------   ---------------------
                                     2009        2008        2009        2008
                                   ---------   ---------   ---------   ---------
     Weighted-average shares
      for basic ............       4,807,727   4,796,569   4,805,514   4,787,033
     Dilutive effect of
      convertible preferred
      stock and stock options         69,008      80,614          --          --
                                   ---------   ---------   ---------   ---------
     Weighted-average shares
      for diluted ..........       4,876,735   4,882,183   4,805,514   4,787,033
                                   =========   =========   =========   =========

     Options to purchase 35,621 shares and 51,960 shares of common stock which were outstanding for the three and nine- month periods ended September 30, 2009, respectively, and options to purchase 7,503 shares and 48,833 shares of common stock which were outstanding for the three and nine-month periods ended September 30, 2008, respectively, were not included in the computation of diluted income or loss per share since their effect would be antidilutive.

     Preferred stock convertible into 64,000 shares of common stock was outstanding for the nine-month periods ended September 30, 2009 and 2008 but was not included in the computation of the diluted loss per share for those periods because its effect would be antidilutive.

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

9.   Dividends:

     On October 28, 2009, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable November 23, 2009 to shareholders of record on November 9, 2009.

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

Recent Accounting Pronouncements
--------------------------------

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Codification ("ASC") 825-10-65-1, "Interim Disclosures about Fair Value of Financial Instruments." FASB ASC 825-10-65-1 amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The impact of adoption did not have a material impact on the Company's financial statements.

In May 2009, the FASB issued FASB ASC 855, "Subsequent Events." FASB ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The impact of adoption did not have a material impact on the Company's financial statements.

In June 2009 the FASB issued FASB ASC 860, "Accounting for Transfers of Financial Assets." FASB ASC 860 is a revision to preceding guidance and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. This statement is effective for interim and annual reporting periods beginning January 1, 2010. The impact of adoption is not expected to have a material impact on the Company's financial statements.

In June 2009, the FASB issued FASB ASC 105, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" (SFAS 168). ASC 105 provides for the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. ASC 105 is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued Accounting Standards Update No. 2009-04, "Accounting for Redeemable Equity Instruments - Amendments to Section 480-10-99." This Update amends Topic 480, "Distinguishing Liabilities from Equity," reflecting the SEC staff's views regarding the application of Accounting Series Release No. 268, "Presentation in Financial Statements of Redeemable Preferred Stocks." This guidance did not have a material impact on the Company's financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, "Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value." This Update provides clarification for Topic 820 for circumstances in which a quoted price in an active market for the identical liability is not available. The guidance in this Update is effective for the first reporting period, including interim periods, beginning after August 27, 2009. This guidance did not have a material impact on the Company's financial statements.

Results of Operations
---------------------

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:

                 Three Months Ended September 30,Nine Months Ended September 30,
                      ---------------------------- -----------------------------
                           2009            2008         2009           2008
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Freight Revenues:
 Conventional
  carloads ......     $5,481   90.3% $7,487  92.0% $15,568  90.9% $20,243  91.1%
 Containers .....        167    2.7     351   4.3      593   3.5    1,071   4.8
 Other freight-
  related .......        171    2.8     174   2.2      486   2.8      591   2.7
Other Operating
 Revenues .......        253    4.2     124   1.5      477   2.8%     321   1.4
                      ------  -----  ------ -----  ------- -----  ------- -----
   Total ........     $6,072  100.0% $8,136 100.0% $17,124 100.0% $22,226 100.0%
                      ======  =====  ====== =====  ======= =====  ======= =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                 Three Months Ended September 30,Nine Months Ended September 30,
                      ---------------------------- -----------------------------
                           2009            2008         2009           2008
                      -------------  ------------- -------------- --------------
                                  (In thousands, except percentages)
Salaries, wages,
 payroll taxes and
 employee benefits.$3,928   64.7% $3,886   47.8% $11,672   68.2% $11,686   52.6%
Casualties and
 insurance .......    193    3.2     198    2.4      729    4.2      645    2.9
Depreciation .....    730   12.0     720    8.8    2,237   13.1    2,158    9.7
Diesel fuel ......    428    7.1   1,161   14.3    1,312    7.7    3,081   13.9
Car hire, net ....    184    3.0     374    4.6      488    2.8      805    3.6
Purchased
 services,
 including legal
 and professional
 fees ............    594    9.8     496    6.1    1,645    9.6    1,465    6.6
Repair and
 maintenance of
 equipment .......    412    6.8     537    6.6    1,378    8.0    1,183    5.3
Track and signal
 materials .......    602    9.9     846   10.4    1,248    7.3    1,391    6.3
Track usage fees .    114    1.9     195    2.4      372    2.2      470    2.1
Other materials
 and supplies ....    201    3.3     317    3.9      702    4.1      894    4.0
Other ............    396    6.5     423    5.2    1,319    7.7    1,398    6.3
                   ------  -----  ------  -----  -------  -----   ------  -----
 Total ...........  7,782  128.2   9,153  112.5   23,102  134.9   25,17   113.3
 Less capitalized
  and recovered
  costs ..........  1,763   29.1   1,189   14.6    3,202   18.7    1,923    8.7
                   ------  -----  ------  -----  -------  -----   ------  -----
   Total ......... $6,019   99.1% $7,964   97.9% $19,900  116.2% $23,253  104.6%
                   ======  =====  ======  =====  =======  =====  =======  =====


Nine Months Ended September 30, 2009 Compared to Nine Months
Ended September 30, 2008

Operating Revenues:

Operating revenues decreased $5.1 million, or 23.0%, to $17.1 million in the nine months ended September 30, 2009 from $22.2 million in 2008. This decrease is the result of a $4.7 million (23.1%) decrease in conventional freight revenues, a $478,000 (44.6%) decrease in container freight revenues and a $105,000 (17.8%) decrease in other freight-related revenues offset, to a small extent, by a $156,000 (48.6%) increase in other operating revenues.

The decrease in conventional freight revenues results from a 20.4% decline in traffic volume and a 3.4% reduction in the average revenue received per conventional carloading. The Company's conventional carloadings decreased by 5,221 to 20,356 in the nine-month period ended September 30, 2009 from 25,577 in 2008.

Shipments of most commodities handled by the Company decreased during the nine-month period ended September 30, 2009. Of particular note are declines in shipments of coal and ethanol and, to a lesser degree, construction aggregates. This is primarily attributable to the continuing state of the United States and world economies and is consistent with the experience of other railroads in North America. Carloadings for some new customers have partially offset the overall decrease in conventional traffic volume. Signs indicating future increases in traffic volume have been mixed and therefore management cannot definitely predict when economic conditions will improve enough to enable the Company to return to operating profitability. The modest decrease in the average revenue received per conventional carloading is largely attributable to a reduction in diesel fuel surcharges due to the significant reduction in the cost of diesel fuel experienced this year.

The decrease in container freight revenues is the result of a 49.0% decline in traffic volume partially offset by an 8.5% increase in the average revenue received per container. Container traffic volume decreased by 8,247 containers to 8,594 in the nine-month period ended September 30, 2009 from 16,841 in 2008. This significant decline in traffic volume continues a trend which began in 2007 in which cross country container traffic to the East Coast has been shifted from rail to all water routes. Current economic conditions have further added to this decline in traffic. The increase in the average revenue received per container is primarily attributable to a change in the mix of traffic toward higher rated containers.

The decrease in other freight-related revenues results, primarily, from a decrease in demurrage revenue, consistent with the decrease in conventional traffic volume and the related car hire expense.

The increase in other operating revenues results from an increase in maintenance department billings for siding maintenance, flagging and other services rendered to freight customers and other outside parties. Of particular note are an increase in flagging services rendered to contractors.


Other Income:

Other income increased by $570,000 to $1.5 million in the nine-month period ended September 30, 2009 from $924,000 in 2008. The Company received $950,000 during the second quarter of 2009 for the settlement of certain legal proceedings and the granting of a permanent easement which accounts for this increase.

Operating Expenses:

Operating expenses for the nine-month period ended September 30, 2009 decreased by $3.4 million, or 14.4%, to $19.9 million from $23.3 million in 2008. Reductions in diesel fuel expense due to lower prices for petroleum products, as well as decreased usage due to the reduced traffic volume, account for $1.8 million of this decrease. Also contributing to the decrease in operating costs is the fact that the Company's Maintenance of Way personnel have been engaged in more projects covered by state grants in 2009 than in 2008, resulting in an increase in material, labor and overhead cost recoveries in the amount of $518,000. Proceeds from the railroad track maintenance agreement with an unrelated third-party shipping customer, as discussed in Note 6 to the Condensed Financial Statements, accounted for $390,000 of the decrease in operating expenses. Decreases in other operating expenses have been largely offset by increased costs incurred for the repair and maintenance of locomotives and freight cars during the nine-month period.

Provision for Income Tax Benefit:

The income tax benefit for the nine months ended September 30, 2009 is equal to 29.6% of the pre-tax loss. This effective rate reflects the federal income tax rate reduced by the effect of non- deductible expenses and the fact that net operating losses cannot be utilized for state tax purposes.


Three Months Ended September 30, 2009 Compared to Three Months
Ended September 30, 2008

Operating Revenues:

Operating revenues decreased $2.1 million, or 25.4%, to $6.1 million in the third quarter of 2009 from $8.2 million in the third quarter of 2008. This decrease is the result of a $2.0 million (26.8%) decrease in conventional freight revenues, a $184,000 (52.4%) decrease in container freight revenues and a small $3,000 (1.7%) decrease in other freight-related revenues partially offset by a $129,000 (104.0%) increase in other operating revenues.

The decrease in conventional freight revenues is attributable to a 21.4% decline in traffic volume and a 6.9% decrease in the average revenue received per conventional carloading. The Company's conventional carloadings decreased by 2,047 to 7,536 in the third quarter of 2009 from 9,583 in the third quarter of 2008. The reasons for the declines in conventional traffic volume and the average revenue received per carloading are substantially the same as for the nine-month period ended September 30, 2009, as previously discussed.

The decrease in container freight revenues for the quarter is the result of a 52.9% decline in traffic volume offset, to a small extent, by a 1.0% increase in the average revenue received per container. Container traffic volume decreased by 2,837 containers to 2,525 in the third quarter of 2009 from 5,362 in the third quarter of 2008. The reasons for the decrease in container traffic volume are as previously discussed for the nine- month period ended September 30, 2009. The small increase in the average revenue received per container result from the fact that the results of changes in the mix of containers handled were very nearly offset by decreases in contractual rates due to a decline in railroad industry cost indices.

The increase in other operating revenues is due to a significant increase in maintenance department billings as disclosed in the previous discussion for the nine months ended September 30, 2009.

Other Income:

Other income decreased by $457,000 to $160,000 in the third quarter of 2009 from $617,000 in the third quarter 2008. A decrease in gains from the sale and disposal of property, equipment and easements between quarters accounts for this reduction. Income of this nature has historically varied significantly among periods.

Operating Expenses:

Operating expenses for the third quarter of 2009 decreased by $2.0 million, or 24.4%, to $6.0 million from $8.0 million in the third quarter of 2008. The principal reasons for this overall reduction in costs were decreased expenditures for diesel fuel, in the amount of $733,000, increased cost recoveries of $302,000 from state funded track projects and $390,000 of proceeds from the railroad track maintenance agreement as previously discussed for the nine-month period ended September 30, 2009.


Provision for Income Taxes:

The income tax provision for the third quarter of 2009 is equal to 25.8% of pre-tax income for reasons discussed for the nine- month period ended September 30, 2009.

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 2009 the Company generated $2.9 million of cash from its operations. Total cash and cash equivalents however, decreased by $443,000 during the period. The principal uses of cash, other than for operations, were for capital expenditures and the payment of dividends. Management believes that cash generated from operations during the remainder of the year, as well as additional proceeds from the transfer of its 2009 Federal Income Tax Track Maintenance Credits, will be sufficient to fund its operations, capital additions and dividend requirements.

The Company's $5.0 million revolving line of credit with its, then, principal bank expired on May 31, 2009. In June 2009 the Company obtained a $5.0 million line of credit facility with another commercial bank which expires in June 2011. Borrowings under this new line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and three quarters per cent over the thirty, sixty or ninety day London Interbank Offered Rate ("LIBOR") with a LIBOR floor of one and one quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. Although the Company has not utilized this revolving credit facility, a review of the underlying credit commitment indicates there is relatively little risk that funds would not be available should the Company attempt to draw on the line of credit.

Seasonality
-----------

Historically, the Company's operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Cash and Equivalents

As of September 30, 2009, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either the prime rate or one and three quarters percent over LIBOR. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at September 30, 2009. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

Item 4T. Controls and Procedures
--------------------------------

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a- 15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of September 30, 2009. Based on this evaluation, Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that information to be disclosed by us in the reports that we file or submit under Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission's rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar
functions,   as  appropriate  to  allow  timely  decisions   regarding  required
disclosure.

We continually seek ways to improve the effectiveness and efficiency of our internal controls over the financial reporting, resulting in frequent process refinement. However, there have been no changes in our internal control over financial reporting that occurred during our last fiscal period to which this Quarterly Report on Form 10Q for the quarter ended September 30, 2009 relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - Other Information
---------------------------

Item 5.  Reports on Form 8-K
         -------------------

          (a)No reports on Form 8-K were filed during the quarter ended September 30, 2009.

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


DATED:  November 12, 2009

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

DATE:  November 12, 2009
                                     By: /s/ Robert H. Eder
                                         ----------------------------
                                         Robert H. Eder,
                                         Chairman of the Board
                                          and Chief Executive Officer

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

DATE:  November 12, 2009
                                     By: /s/ Robert J. Easton
                                         ----------------------------
                                         Robert J. Easton
                                         Treasurer and Chief
                                          Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                                   /s/ Robert H. Eder
                                  -----------------------------
                                  Robert H. Eder,
                                  Chairman of the Board and Chief
                                  Executive Officer
                                  November 12, 2009

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J. Easton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                   /s/ Robert J. Easton
                                  -----------------------------
                                  Robert J. Easton,
                                  Treasurer and Chief Financial Officer
                                  November 12, 2009