Form 10-K/A
period 2008-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2009-12-14
CIK 831968

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                   FORM 10-K/A
                                (Amendment No. 1)

     (Annual Report Under Section 13 of the Securities Exchange Act of 1934)

                   For the fiscal year ended December 31, 2008

                           Commission File No. 0-16704

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                  -------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                Rhode Island                           05-0344399
                -------------                          ----------
        (State or Other Jurisdiction of               (IRS Employer
        Incorporation or Organization)              Identification No.)

                     75 HAMMOND STREET, WORCESTER, MA 01610
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (508) 755-4000
                              --------------------
                (Issuer's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.50 per share
                     ---------------------------------------
                               (Title of Class)

               --------------------------------------------------

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes |_|  No |X|

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

       Large accelerated filer |_|                Accelerated filer |_|

       Non-accelerated filer |X|                  Smaller reporting company |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $52,329,402. (For this purpose, all directors of the Registrant are considered affiliates.)

As of March 6, 2009, the Registrant had 4,803,900 shares of Common Stock outstanding.


================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends the Annual Report on Form 10-K of Providence and Worcester Railroad Company (the "Company") for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission ("SEC") on March 25, 2009 (the "Original 10-K"). This Amendment No. 1 is being filed for the sole purpose of correcting the certifications required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "302 Certifications"),certain provisions of which were inadvertently omitted when the Original 10-K was filed. The amended 302 Certifications are being filed in their entirety as Exhibits 31.1 and 31.2 to this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original 10-K and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to the date of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and the Company's filings made with the SEC subsequent to the filing of the Original 10-K. The filing of this Amendment No. 1 shall not be deemed an admission that the Original 10-K, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


  Exhibit
-----------


     24   Power of Attorney (included on signature page of this report)

     31.1 Certification of Robert J. Eder, Chief Executive Officer,  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002*


     31.2 Certification  of  Elizabeth  A.  Deforge,   Treasurer  and  Principal
          Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*


     32.1 Certification of Robert J. Eder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*


     32.2 Certification  of  Elizabeth  A.  Deforge,   Treasurer  and  Principal
          Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

-----------------------


     *    Filed herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PROVIDENCE AND WORCESTER
                                      RAILROAD COMPANY

                                          /s/ Robert H. Eder
                                      By:
                                        ----------------------------------------
                                        Robert H. Eder
                                        Chief Executive Officer

DATED:    December 14, 2009

     Each person whose signature appears below constitutes and appoints each of Robert H. Eder or Elizabeth A. Deforge, or either of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Providence and Worcester Railroad Company. for the year ended December 31, 2008, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert H. Eder
                                                             December 14, 2009
--------------------------------------------
Robert H. Eder
Chief Executive Officer and Chairman
(Principal Executive Officer)

/s/ P. Scott Conti
                                                             December 14, 2009
--------------------------------------------
P. Scott Conti
President and Director (Principal Operating
Officer)

/s/ Elizabeth A. Deforge
                                                             December 14, 2009
--------------------------------------------
Elizabeth A. Deforge, Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

/s/ Richard W. Anderson
                                                             December 14, 2009
--------------------------------------------
Richard W. Anderson, Director

/s/ Frank W. Barrett
                                                             December 14, 2009
--------------------------------------------
Frank W. Barrett, Director

/s/ J. Joseph Garrahy
                                                             December 14, 2009
--------------------------------------------
J. Joseph Garrahy, Director

/s/ John J. Healy
                                                             December 14, 2009
--------------------------------------------
John J. Healy, Director

/s/ James C. Garvey
                                                             December 14, 2009
--------------------------------------------
James C. Garvey, Director

/s/ Charles M. McCollam, Jr.
                                                             December 14, 2009
--------------------------------------------
Charles M. McCollam, Jr., Director

/s/ Craig M. Scott
                                                             December 14, 2009
--------------------------------------------
Craig M. Scott, Director

/s/ Paul F. Titterton
                                                             December 14, 2009
--------------------------------------------
Paul F. Titterton, Director

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

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

DATE:  December 14, 2009
                                     /s/ Robert H. Eder
                                 By:
                                    ------------------------------------------
                                    Robert H. Eder
                                    Chairman of the Board and
                                     Chief Executive Officer

                                                                    EXHIBIT 31.2

                    Providence and Worcester Railroad Company
                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Elizabeth A. Deforge, certify that:

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

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

DATE:  December 14, 2009
                                     /s/ Elizabeth A. Deforge
                                 By:
                                    ------------------------------------------
                                    Elizabeth A. Deforge
                                    Treasurer and Chief Financial Officer

                                                                    EXHIBIT 32.1

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Providence and Worcester Railroad Company (the "Company") on Form 10-K for the year ending December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert H. Eder, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (a) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14 day of December, 2009.
                                        /s/ Robert H. Eder
                                    By:
                                       -----------------------------------------
                                       Robert H. Eder
                                       Chairman of the Board
                                        and Chief Executive Officer

                                                                    EXHIBIT 32.2

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Providence and Worcester Railroad Company (the "Company") on Form 10-K for the year ending December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Elizabeth A. Deforge, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (a) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14 day of December, 2009.
                                    /s/ Elizabeth A. Deforge
                                 By:
                                    ------------------------------------------
                                    Elizabeth A. Deforge
                                    Treasurer and Chief Financial Officer