Form 10-Q/A
period 2009-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2009-12-14
CIK 831968

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                   FORM 10-Q/A
                                (Amendment No. 1)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended March 31, 2009
                                       or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937
                For the transition period from  ______________ to ____________


                           Commission File No. 0-16704

                   PROVIDENCE AND WORCESTER RAILROAD COMPANY
                ------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Rhode Island                               05-0344399
            --------------                              ----------
      (State or Other Jurisdiction of                 (IRS Employer
       Incorporation or Organization)               Identification No.)

                     75 HAMMOND STREET, WORCESTER, MA 01610
                     ---------------------------------------
                     (Address of Principal Executive Offices)


                                 (508) 755-4000
                               ------------------
                (Issuer's Telephone Number, Including Area Code)


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.50 per share
                     ---------------------------------------
                                (Title of Class)

                     --------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post files). Yes |_| No |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


 Large accelerated filer |_|            Accelerated filer |_|

Non-accelerated filer    |X|            Smaller reporting company |_|


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of May 1, 2009:

     Common  Stock -- Par  Value  $0.50         4,805,732  shares
     ----------------------------------      ----------------------
                 (class)                          (outstanding)

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") amends the Quarterly Report on Form 10-Q of Providence and Worcester Railroad Company (the "Company") for the quarterly period ended March 31, 2009, filed with the Securities and Exchange Commission ("SEC") on May 15, 2009 (the "Original 10-Q"). This Amendment No. 1 is being filed for the sole purpose of correcting the certifications required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "302 Certifications"), certain provisions of which were inadvertently omitted when the Original 10-Q was filed. The amended 302 Certifications are being filed in their entirety as Exhibits 31.1 and 31.2 to this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original 10-Q and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to the date of the Original 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-Q and the Company's filings made with the SEC subsequent to the filing of the Original 10-Q. The filing of this Amendment No. 1 shall not be deemed an admission that the Original 10-Q, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

                           PART II. Other Information

ITEM 6.  EXHIBITS


   Exhibit
  ----------


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

          32.2 Certification of Elizabeth A. Deforge, Treasurer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*


         *     Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PROVIDENCE AND WORCESTER
                                        RAILROAD COMPANY

                                            /s/ Robert H. Eder
                                        By:
                                           -------------------------------------
                                           Robert H. Eder
                                           Chairman of the Board and
                                            Chief Executive Officer


                                       By:/s/ Elizabeth A. Deforge
                                          --------------------------------------
                                          Elizabeth A. Deforge
                                          Treasurer and Chief Financial Officer


DATED:    December 14, 2009

                                                                    EXHIBIT 31.1

                    Providence and Worcester Railroad Company
                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, ROBERT H. EDER, certify that:

     1. I have reviewed this quarterly report on Form 10-Q ofProvidence and Worcester Railroad Company;

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

DATE:  December 14, 2009

                                           By: /s/ Robert H. Eder
                                              ----------------------------------
                                              Robert H. Eder
                                              Chairman of the Board and
                                               Chief Executive Officer

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

DATE: December 14, 2009

                                       By:/s/ Elizabeth A. Deforge
                                          -------------------------------------
                                          Elizabeth A. Deforge
                                          Treasurer and Chief Financial Officer

                                                                    EXHIBIT 32.1

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Providence and Worcester Railroad Company (the "Company") on Form 10-Q for the period ending March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert H. Eder, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (a) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14 day of December, 2009.

                                           By: /s/ Robert H. Eder
                                              ----------------------------------
                                              Robert H. Eder
                                              Chairman of the Board and
                                               Chief Executive Officer

                                                                    EXHIBIT 32.2

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Providence and Worcester Railroad Company (the "Company") on Form 10-Q for the period ending March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Elizabeth A. Deforge, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (a) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14 day of December, 2009.

                                       By:/s/ Elizabeth A. Deforge
                                          --------------------------------------
                                          Elizabeth A. Deforge
                                          Treasurer and Chief Financial Officer