Form 10-Q/A
period 2009-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2009-12-14
CIK 831968

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                   FORM 10-Q/A
                                (Amendment No. 1)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2009
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937 For the transition period from _________ to _________

                           Commission File No. 0-16704

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                     -------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Rhode Island                                   05-0344399
          --------------                                  ----------
          (State or Other Jurisdiction of                (IRS Employer
          Incorporation or Organization)               Identification No.)

                     75 HAMMOND STREET, WORCESTER, MA 01610
                  -------------------------------------------
                    (Address of Principal Executive Offices)

                                 (508) 755-4000
                             ----------------------
                (Issuer's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.50 per share
                    ----------------------------------------
                                (Title of Class)
                   -------------------------------------------

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

        Large accelerated filer  |_|       Accelerated filer |_|

        Non-accelerated filer |X|          Smaller reporting company |_|


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of November 13, 2009:

       Common Stock -- Par Value $0.50                   4,810,210 shares
    --------------------------------------    ----------------------------------
        (class)                                           (outstanding)

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") amends the Quarterly Report on Form 10-Q of Providence and Worcester Railroad Company (the "Company") for the quarterly period ended September 30, 2009, filed with the Securities and Exchange Commission ("SEC") on November 12, 2009 (the "Original 10-Q"). This Amendment No. 1 is being filed for the sole purpose of correcting the certifications required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "302 Certifications"), certain provisions of which were inadvertently omitted when the Original 10-Q was filed. The amended 302 Certifications are being filed in their entirety as Exhibits 31.1 and 31.2 to this Amendment No. 1.

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

                                            /s/ Elizabeth A. Deforge
                                        By:
                                           -------------------------------------
                                           Elizabeth A. Deforge
                                           Treasurer and Chief Financial Officer


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

DATE:  December 14, 2009
                                           /s/ Elizabeth A. Deforge
                                        By:
                                           -------------------------------------
                                           Elizabeth A. Deforge
                                           Treasurer and Chief Financial Officer

                                                                    EXHIBIT 32.1

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Providence and Worcester Railroad Company (the "Company") on Form 10-Q for the period ending September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert H. Eder, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated this 14 day of December, 2009.

                                           /s/ Robert H. Eder
                                        By:
                                           -------------------------------------
                                           Robert H. Eder
                                           Chairman of the Board and
                                            Chief Executive Officer

                                                                    EXHIBIT 32.2

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Providence and Worcester Railroad Company (the "Company") on Form 10-Q for the period ending September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Elizabeth A. Deforge, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (a) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14 day of December, 2009.

                                           /s/ Elizabeth A. Deforge
                                        By:
                                           -------------------------------------
                                           Elizabeth A. Deforge
                                           Treasurer and Chief Financial Officer