Form 10-K
period 2009-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2010-03-26
CIK 831968

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                Form 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
   For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer               Accelerated filer
 Non-accelerated filer   X             Smaller reporting company

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).                       Yes      No  X

As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $29,135,892. (For this purpose, all directors of the Registrant are considered affiliates.)

As of March 5, 2010, the Registrant had 4,814,728 shares of Common Stock outstanding.

Documents Incorporated by Reference -
-------------------------------------
Portions of the Registrant's Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on April 28, 2010, is incorporated by reference into
Part III of this Form 10-K.

Exhibit Index - Page IV-1.


       IMPORTANT NOTICE REGARDING THE AVAILABILITY OF PROXY MATERIALS FOR
        THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 28, 2010.

     The Company's Proxy Statement, sample proxy card and 2009 Annual Report on Form 10-K are available at: www.edocumentview.com/pwx.

                    Providence and Worcester Railroad Company

                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 2009

                                      INDEX

                                                               PAGE NO.
PART I
ITEM 1.   Business                                                  I-1
ITEM 1A.  Risk Factors                                              I-5
ITEM 1B.  Unresolved Staff Comments                                 I-9
ITEM 2.   Properties                                                I-9
ITEM 3.   Legal Proceedings                                        I-10
ITEM 4.   Submission of Matters to a Vote of Security Holders      I-11

PART II
ITEM 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters and Issuer Purchases of Equity Securities        II-1
ITEM 6.   Selected Financial Data                                  II-3
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                II-4
ITEM 7A.  Quantitative and Qualitative Disclosures About
          Market Risk                                             II-12
ITEM 8.   Financial Statements and Supplementary Data             II-13
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                II-31
ITEM 9A.  Controls and Procedures                                 II-31
ITEM 9B.  Other Information                                       II-32

PART III
ITEM 10.  Directors, Executive Officers and Corporate Governance  III-1
ITEM 11.  Executive Compensation                                  III-1
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters              III-1
ITEM 13.  Certain Relationships and Related Transactions and
          Director Independence                                   III-2
ITEM 14.  Principal Accounting Fees and Services                  III-2

PART IV
ITEM 15.  Exhibits and Financial Statement Schedules               IV-1
          Signatures                                               IV-2

Forward Looking Statements

The statements contained in Item 1 "Business", Item 1A "Risk Factors" and Item 7 "Management's Discussions and Analysis of Financial Condition and Results of Operations" which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's beliefs or expectations concerning future events. The Company cautions that these statements are further qualified by important factors that could cause results to differ from those in the forward-looking statements to include the matters listed In Item 1A "Risk Factors".

                                     PART I

Item 1. Business
----------------

     Providence and Worcester Railroad Company ("P&W" or "the Company") is a class II regional freight railroad operating in Massachusetts, Rhode Island, Connecticut and New York. The Company is the only interstate freight carrier serving the State of Rhode Island and possesses the exclusive and perpetual right to conduct freight operations over Amtrak's Northeast Corridor between New Haven, Connecticut and the Massachusetts/Rhode Island border. Since commencing independent operations in 1973, the Company, through a series of acquisitions of connecting lines and trackage rights agreements, has grown from 45 miles of track to its current system of approximately 516 miles. P&W services the largest international double-stack intermodal terminal facility in New England in Worcester, Massachusetts, a strategic location for regional transportation and distribution enterprises.

     The Company transports a wide variety of commodities for its customers, including automobiles, construction aggregates, iron and steel products, chemicals, lumber, scrap metals, plastic resins, cement, coal, construction and demolition debris, and processed foods and edible foodstuffs, such as corn syrup and vegetable oils. Its customers include Global Industries, Inc., GDF SUEZ Energy North America, Lehigh Cement, Cargill, Inc., The Dow Chemical Company, Exxon Mobil Corporation, Frito-Lay, Inc., International Paper Company, Northeast Utilities, Nucor Steel, Renewable Products Marketing Group and Tilcon Connecticut, Inc. In 2009, P&W transported 27,632 carloads of freight and 10,465 intermodal containers. The Company also generates income through sales of properties, grants of easements and licenses and leases of land and tracks.

     P&W's connections to multiple Class I railroads, either directly or through connections with regional and short-line carriers, provide the Company with a competitive advantage by allowing it to offer various pricing and routing alternatives to its customers. In addition, the Company's commitment to maintaining its track and equipment to high standards enables P&W to provide fast, reliable and efficient service.


Industry Overview

 General

     Freight railroads are divided into three classes based on operating revenues for three consecutive years: Class I, $359.6 million or more; Class II, $28.8 million to $359.6 million; and Class III, less than $28.8 million. As a result of mergers and consolidations, there are now only seven Class I railroads in North America. The Class I railroads handle more than 90% of North America's rail freight business.

     The freight rail industry underwent revitalization after the passage of the Staggers Rail Act in 1980 which deregulated the pricing and types of services provided by railroads. As a result, railroads were able to achieve significant productivity gains and operating cost decreases while gaining pricing flexibility. Freight rail service became more competitive with other transportation modes with respect to both quality and price. Since 1980, the volume of freight moved by rail has risen dramatically and profitability has improved significantly.

     One result of revitalization of the industry has been the growth of regional (over 350 miles) and short-line railroads, which has been fueled by a trend among Class I railroads to divest certain branch lines in order to focus on their long-haul core systems. There are now more than 550 of these regional and short-line railroads. They operate in 47 of the 48 contiguous states comprising the continental United States, account for 29% of all rail track, employ about 11% of all rail workers and generate about 9% of all rail revenue.

     Generally, freight railroads handle two types of traffic: conventional carloads and intermodal containers used in the shipment of goods via more than one mode of transportation, e.g., by ship, rail and truck. By using a hub-and-spoke approach to shipping, multiple containers can be moved by rail to and from an intermodal terminal and then either delivered to their final destinations by truck or transferred to ship for export. During the periods 1996-1997, commodity shippers increasingly turned to intermodal transportation principally as an alternative to long-haul trucking. The development of new intermodal technology, which allows containers to be moved by rail double-stacked (i.e., stacked one on top of the other) on specially designed railcars, together with increasing highway traffic congestion, contributed to this trend. Beginning with the second quarter of 2007 and continuing through 2009, the number of containers arriving in southern New England by way of landbridge (across the continental United States) declined, as containers began being routed from Far East ports directly to East Coast ports over all-water routes. The economic downturn that began in 2007 and continued through 2009 has compounded the decline in container volumes.


Regional Developments

     Over the past decade, a number of development projects within the Company's service area have been completed. Some have increased port capacity along the extensive coastline of southern New England and improved the intermodal transportation and distribution infrastructure in the region, while others have improved the Company's connections to Class I carriers servicing southern New England. This infrastructure presents the Company with multiple opportunities for increased business and routing options, enhancing its customers' market access.

 Quonset/Davisville

     The State of Rhode Island and the federal government are continuing redevelopment efforts on a 1,000 acre portion of the former naval facility at Quonset/Davisville for an active port and industrial park that houses a number of rail-oriented industries and an auto port. Construction of a freight rail improvement project, providing additional track capacity and Phase 1 double-stack clearances on the Northeast Corridor between Quonset/Davisville and Boston Switch, the connection of the Northeast Corridor to the Company's mainline at Central Falls, RI, was completed in October 2006. Shipment of automobiles by rail commenced in the fall of 2007 with the Company handling 167 autoracks in 2007, 1043 autoracks in 2008 and 1,022 autoracks in 2009.

 Port of Providence

     Infrastructure improvements undertaken by the Port of Providence and the Company in 2003, including the installation of paving, lighting and "on dock" rail, have accommodated substantial growth in the Company's movement of imported coal to inland markets. Though coal proved to be a significant source of revenue for the Company during 2008, that traffic declined significantly during 2009. The Company resumed the movement of coal in January 2010.

     In October 2006, the Company initiated rehabilitation of a substantial portion of its South Providence yard to facilitate handling unit trains of ethanol. This commodity is being transported by rail throughout the country and is a component of the gasoline mix available at gasoline service stations throughout southern New England. Rehabilitation was completed and shipments of ethanol commenced during the third quarter of 2007. The Company intends to undertake expansion of track structure in the remainder of the South Providence yard in 2010.

 Middletown/Hartford Line

     In 2005, with partial funding from with the state of Connecticut, the Company restored to active service that portion of the Middletown branch between Middletown and Hartford, Connecticut. Presently, the Company operates between Middletown and Rocky Hill.

 New London and Willimantic Interchanges

     Through its New London interchange with the New England Central Railroad ("NEC"), P&W interchanges traffic with the Canadian National Railway ("CN") and the Canadian Pacific Railway ("CP"). With the Company's reactivation of the Willimantic Interchange in late 2007, across a route with improved overhead clearances to NEC, the Willimantic Branch has become the primary interchange route to NEC and further strengthened the Company's connections with CP via the Vermont Rail Systems' Green Mountain Gateway at Bellows Falls, Vermont and CN via St. Albans, Vermont.

Railroad Operations

     The Company's  rail freight  system  comprises  approximately  516 miles of track. The Company interchanges freight traffic: with CSX Transportation at Worcester, Massachusetts and at New Haven, Connecticut; with Pan Am Railways (formerly Springfield Terminal Railway Company) at Worcester, Massachusetts; with Pan Am Southern at Gardner, Massachusetts; with NEC at New London and Willimantic, Connecticut; with CN and CP via the NEC; and with New York and
Atlantic   Railroad  at  Fresh  Pond  Junction  on  Long  Island.   Through  its
connections, P&W links more than 80 communities on its lines. The Company operates four classification yards (areas containing tracks used to group freight cars destined for a particular industry or interchange) located in Worcester, Massachusetts, Cumberland, Rhode Island and Plainfield and New Haven, Connecticut.

     The Company is dependent upon the railroads with which it interchanges freight traffic to enable it to properly service its customers at competitive rates. Failure of any of these connecting railroads to provide adequate service at reasonable rates can result in a loss of freight customers and revenues.

     By agreement with a private operator, the Company services an approved customs intermodal yard in Worcester. A customs intermodal yard is an area containing tracks used for the loading and unloading of containers. This yard is U.S. Customs bonded, and international traffic must be inspected and approved by U.S. Customs officials. The intermodal yard serves primarily as a terminal for movement of container traffic from the Far East, Southeast Asia and Europe destined for points in New England. Container ship lines utilize double-stack train service through this terminal, though traffic has fallen off since 2006. P&W is working closely with the terminal operator to develop relationships with steamship lines involved in international intermodal transportation. In addition, the Company and CN have entered into an Intermodal Haulage Agreement with respect to international intermodal containers to and from Canadian ports.

 Customers

     The Company serves approximately 160 customers in Massachusetts, Rhode Island, Connecticut and New York. The Company's ten (10) largest customers account for more than half of its operating revenues. One customer accounted for 10% or more of its total operating revenues in 2009.

 Markets

     The Company transports a wide variety of commodities for its customers. In recent years, chemicals and plastics (including ethanol, beginning in 2007) and construction aggregates were the two largest commodity groups transported by the Company, constituting 40% and 16%, respectively, of conventional carload freight revenues in 2009. The following table summarizes the Company's conventional carload freight revenues by commodity group as a percentage of such revenues:

Commodity                                    2009    2008    2007
---------                                    ----    ----    ----
Chemicals and plastics (including ethanol)     40%     36%     37%
Construction aggregates ..................     16      13      17
Coal .....................................      5      12       8
Metal products ...........................      8      10       9
Food and agricultural products ...........     10       9      12
Forest and paper products ................      8       9      12
Other (including automobiles) ............     13      11       5
                                             ----    ----    ----
Total ....................................    100%    100%    100%
                                             ====    ====    ====

 Sales and Marketing

     P&W's sales and marketing staff of three people has substantial experience in pricing and marketing railroad services. The sales and marketing staff focuses on understanding and addressing the raw material requirements and transportation needs of its existing customers and businesses on its lines. The staff grows existing business by maintaining close working relationships with both customers and connecting carriers. The sales and marketing staff strives to generate new business for the Company through (i) targeting companies already on P&W's rail lines but not currently using rail services or not using them to their full capacity, (ii) working with state and local development officials, developers and real estate brokers to encourage the development of industry on the Company's rail lines, and (iii) identifying and targeting the non-rail transportation of goods into and out of the region in which the Company operates. Unlike many other regional and short-line railroads which have access to a single Class I connection, the Company is able to offer its customers various pricing and routing alternatives because of its multiple connections to other carriers.

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

 Employees

     As of December 31, 2009, the Company had 142 full-time employees, 109 of whom are represented by three railroad labor organizations that are national in scope. The Company's non-management employees have been represented by unions since the Company commenced independent operations in 1973.

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


Competition

     The Company is the only rail carrier serving businesses located on- line. The Company competes with other carriers, however, in the location of new rail-oriented businesses in the region. Certain rail competitors, including CSX Transportation and Norfolk Southern Corp., are substantially larger and better capitalized than the Company. The Company also competes with other modes of transportation, particularly long-haul trucking companies for the transportation of commodities, and ocean-going vessels for the transportation of containers.
Any improvement in the cost or quality of these alternate modes of transportation including, for example, legislation granting material increases in truck size or allowable weight, could increase competition and may materially adversely affect the Company's business and results of operations. As a means of competing, P&W strives to offer greater convenience and better service than competing rail carriers and at costs lower than some competing non-rail carriers. The Company also competes by participating in efforts to attract new industry to the areas which it serves.

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


Environmental Matters

     The Company's railroad operations and real estate ownership are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters and the handling, storage, transportation and disposal of waste and other materials. The Company handles, stores, transports and disposes of petroleum and other hazardous substances and wastes. The Company also transports hazardous substances for third parties and arranges for the disposal of hazardous wastes generated by the Company. The Company believes that it is in compliance with applicable environmental laws and regulations.


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


Item 1A. Risk Factors
---------------------

 Fluctuations in Operating Revenues

     Historically, the Company's operating revenues have been tied to national and regional economic conditions, especially those impacting the manufacturing sector, while the Company's expenses have been relatively inelastic. Increasingly, the Company's business is impacted by global economic events. Economic activity worldwide has undergone a sharp decline that began during the third quarter of 2007 and has continued through 2009. This decline is believed to affect substantially all segments of the economy including the Company, its customers and its vendors. The extent and the duration of this downturn and its impact upon our customers or our business in general cannot be predicted.

Continuation or further worsening of economic conditions could materially adversely affect the Company's business and results of operations. In addition, shifts in the New England economy between manufacturing and service sectors could materially affect the Company's performance. The Company's operating revenues and expenses may also fluctuate due to unpredictable events, such as adverse weather conditions and customer plant closings. While generally the Company has been able to replace revenues lost due to plant closings through expansion of existing business or replacement with new customers, there can be no assurance that it can do so in the future. The occurrence of such unpredictable events in the future could cause further fluctuations in operating revenues and expenses and materially adversely affect the Company's financial performance.


 Banking Facility

     The Company has a revolving line of credit facility in the amount of $5 million from a commercial bank that expires in June 2011. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate ("LIBOR") with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirement. The Company is subject to financial and non-financial covenants, including maintenance of minimum net worth and restrictions against incurring additional indebtedness, as well as the sale or encumbrance of Company assets. The Company's inability to comply with its loan covenants could result in the occurrence of an event of default which, if neither cured nor waived, could permit acceleration of outstanding indebtedness. In addition, there is no assurance that the Company will be able to extend the maturity of its line of credit with its current lender or to replace such facility with another lender.


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


 Competition

     For customers located directly on line, which constitute the majority of the Company's freight business, the Company is the only rail carrier providing direct service. However, the Company competes with other freight railroads on the location of new businesses in the region. The Company also competes with other modes of transportation such as long- haul trucking companies and ocean-going vessels, including short-sea shipping. Any improvement in the cost, quality or availability of these alternate modes of transportation, for example, legislation granting increases in truck size or allowable weight, could increase this competition and materially affect the Company's business and results of operations. In addition, the revenues derived from the handling of intermodal containers could continue to be materially adversely affected by the rerouting of containers from Far East ports directly to East Coast ports via an all-water route rather than by way of landbridge.


 Customer Concentration and Customer Credit Risk

     The Company's ten (10) largest customers accounted for more than half of the Company's operating revenues for 2009. The Company's business could be materially adversely affected if any of these customers reduces shipments of commodities transported by the Company. In addition, our business is subject to our customers' credit risks. Default by a significant customer or multiple customers could adversely affect the Company's operating results, financial condition and liquidity.

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


 Relationships with Other Railroads

     The railroad industry in North America is dominated by a small number of large Class I carriers that have substantial market control and negotiating leverage. A majority of the Company's carloadings is interchanged with a Class I carrier, CSX Transportation. A decision by CSX Transportation to discontinue serving routes or to disadvantageously price the transport of certain commodities could materially adversely affect the Company's business.

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


 Casualty Losses

     The Company has obtained insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. The Company believes that its insurance coverage is adequate based on its experience. However, under catastrophic circumstances such as accidents involving passenger trains or spillage of hazardous materials, the Company's liability could exceed its insurance limits. The Company transports hazardous chemicals throughout its system on account of its status as a common carrier and conducts operations on the Northeast Corridor on which there is heavy passenger traffic. Insurance is available from only a limited number of insurers, and there can be no assurance that insurance protection at the Company's current levels will continue to be available or, if available, will be obtainable on terms acceptable to the Company. Losses or other liabilities incurred by the Company which are not covered by insurance or which exceed the Company's insurance limits could materially adversely affect the Company's business and results of operation.


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


 Track Maintenance Credits

     In 2009, the Company received approximately $975 thousand from its assignment of tax credits for track maintenance expenditures under Section 45G of the Internal Revenue Code of 1986. Section 45G expired effective December 31, 2009 and, unless legislation to extend or renew Section 45G or other similar legislation is enacted, the Company would not be eligible to earn or assign credits during 2010 or any subsequent period.


Climate Change

     The Company is subject to various laws, regulations and other controls ("Climate Controls") with respect to clean air, greenhouse gasses, diesel emissions and the like. Additional Climate Controls could increase the Company's operating costs, which in turn could materially adversely affect the Company's business and results of operations. In addition, Climate Controls could also affect our customers which consume or burn fossil fuels, including coal-fired power plants, chemical producers, farmers and manufacturers, including automakers.



Fuel Costs

     Fuel costs were approximately 8.2%, 13.4% and 9.6% of our operating revenues for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively. Fuel prices and supplies are influenced significantly by political and economic circumstances. Fuel shortages or unusual price volatility could increase our fuel costs and adversely affect our results of operations.

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


 Rail Facilities

     P&W owns land and a building with approximately 69,500 square feet of floor space in Worcester, Massachusetts. The building houses the Company's executive and administrative offices and some of the Company's storage space. Approximately 4,735 square feet are leased to outside tenants. In addition, the Company owns various maintenance buildings and other structures related to its railroad operations.

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

     The Company has invested nearly $12 million in the development of the South Quay in East Providence, Rhode Island which has resulted in the creation of approximately 33 acres of waterfront land, located adjacent to a 12 acre site, also owned by the Company.

     P&W actively manages its real estate assets in order to maximize revenues. The income from property management is derived from sales and leasing of properties and tracks and grants of easements to government agencies, utility companies and other parties for the installation of overhead or underground cables, pipelines and transmission wires as well as recreational uses such as bike paths.

 Rolling Stock

     The following schedule sets forth the rolling stock owned by the Company as of December 31, 2009:

   Description                                        Number
   ----------                                        -------
Locomotive ...................................          30
Gondola ......................................           5
Open-Top Hopper ..............................         137
Flat Car .....................................           5
Ballast Car ..................................          30
Passenger Equipment ..........................           7
Caboose ......................................           2
                                                       ---
   Total .....................................         216
                                                       ===

     The 30 diesel electric locomotives, which include nine pre-owned 3,900 horsepower GE B39-8 locomotives acquired in 2002 and 2003 and four pre-owned GE B40-8 locomotives acquired in 2004 and 2005, are used on a daily basis, are maintained to a high standard, comply with all FRA and Association of American Railroads rules and regulations and are adequate for the needs of the Company's freight operations. The gondolas, flat cars and ballast cars are considered modern rail cars and are used in track maintenance and, very occasionally, by certain P&W customers. The open-top hopper cars are used to support the Company's coal traffic. Other rail freight customers use their own freight cars or obtain such equipment from other sources. The ballast cars are used in track maintenance. From time to time, the Company has leased ballast cars to other railroads. The passenger equipment and caboose are not utilized in P&W's rail freight operations but are used on an occasional basis for Company functions, excursions and charter trips.

     In January 2008, simultaneous with the purchase by GATX Corporation of 239,523 shares of common stock of the Company for the purchase price of $5,509,029 ($23.00/share), the Company and GATX entered into various agreements including an Exclusive Railcar Supply Agreement (the "ERSA") for a term of five
(5) years to renew automatically for successive one- year periods unless earlier terminated by either party. Under the ERSA, provided that market-competitive terms are furnished, GATX became the exclusive supplier of substantially all of P&W's railcar needs, while various other agreements between the parties provided for the Company's acquisition of 137 open-top hopper cars, its lease of 72 mill gondolas, and its lease of 200 automobile-carrying railcars (autoracks).


 Equipment

     P&W has a state-of-the-art digital touch control dispatching system at its Worcester operations center permitting two-way radio contact with every train crew and maintenance vehicle on its lines and a computer-based manual block dispatching system with safety overrides to enhance dispatching and safety. The Company maintains a computer facility in Worcester with back-up computer facilities in Putnam, Connecticut to assure the Company's ability to operate in the event of disruption of service in Worcester. The Company also has state-of-the- art automatic train defect detectors at strategic locations which inspect passing trains and audibly communicate the results to train crews and dispatchers in order to protect against equipment failure en route.

     The Company maintains a modern fleet of track maintenance equipment and aggressively pursues available opportunities to work with federal and state agencies for the rehabilitation of bridges, grade crossings and track. The Company's locomotives that operate on the Northeast Corridor are equipped with cab signal technology, automatic civil speed enforcement systems and positive train control (PTC).

     In July 2008, the Company installed at its Worcester Engine House a fifty-ton drop table to facilitate the efficient exchange of wheels on locomotives and railcars by lowering the wheels beneath the level of the Engine House floor and across to an adjacent track where exchange with a second wheel set is made.


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

In addition to the litigation concerning the Superfund Site, the Company is defendant in certain lawsuits related to its operations. The Company believes it has made adequate provisions for any expected liability that may result from the disposition of pending litigation. Litigation is subject to inherent uncertainty, however, and an unfavorable outcome could materially adversely affect the Company's business.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

  Reserved.

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



                                       Common Stock
                                       ------------
                                      Trading Prices         Dividends Paid
                                      --------------         --------------
                                  High            Low     Preferred      Common
                                  ----            ---     ---------      ------
2008
----
     First Quarter ........     $20.00         $15.75        $5.00       $ .04
     Second Quarter .......      21.40          18.55          -0-         .04
     Third Quarter ........      20.24          14.79          -0-         .04
     Fourth Quarter .......      17.18           7.72          -0-         .04


2009
----
     First Quarter ........     $15.50         $ 8.01        $5.00       $ .04
     Second Quarter .......      12.75           9.05          -0-         .04
     Third Quarter ........      12.50           9.62          -0-         .04
     Fourth Quarter .......      12.00           9.97          -0-         .04




As of February 26, 2010, there were approximately 648 holders of record of the Company's common stock.

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

                                PERFORMANCE GRAPH

        Prepared by Burnham Securities Inc. for Providence and Worcester
                                Railroad Company.


                                 5 - Year Return
                   Providence and Worcester Railroad Company,
                  U.S. Railroad Index and Russell 2000(R) Index

                                [GRAPHIC OMITTED]


*Compiled by Burnham Securities Inc.
--------------------------------------------------------------------------------
Index Components: Burlington Northern Santa Fe Corp. (NYSE:BNI), CSX
Corp. (NYSE:CSX), Genesee & Wyoming Inc. (NYSE:GWR), Kansas City
Southern (NYSE:KSU), Norfolk Southern Corp. (NYSE:NSC), Pioneer
Railcorp (OTCPK:PRRR), Providence and Worcester Railroad Co.
(NasdaqGM:PWX) and Union Pacific Corp. (NYSE:UNP)
--------------------------------------------------------------------------------

                         Fiscal Years Ended December 31




The Russell 2000(R) Index measures the performance of small capitalization US companies by measuring the performance of the 2,000 smallest securities in the Russell 3000(R) Index. The U.S. Railroad Index is compiled by Burnham Securities Inc. and includes 8 railroad- operating companies.

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

The selected historical financial data may not be indicative of future performance.


                                             Years Ended December 31,
                                   2009      2008      2007      2006      2005
                                 -------   -------   -------   -------   -------
                                     (in thousands, except per share amounts)
Income Statement Data:
 Operating revenues ........    $ 23,284  $ 29,736   $26,164   $28,451   $26,734
 Other income ..............       1,707     1,050       890     1,373     1,208
                                 -------   -------   -------   -------   -------
 Total Revenues ............      24,991    30,786    27,054    29,824    27,942
 Operating expenses ........      26,416    30,485    27,856    28,222    26,114
                                 -------   -------   -------   -------   -------
(Loss) Income before income
  taxes ....................      (1,425)      301      (802)    1,602     1,828
 Provision (benefit) for
  income taxes .............        (468)      135      (150)      560       615
                                 -------   -------   -------   -------   -------
 Net (loss) income .........        (957)      166      (652)    1,042     1,213
 Preferred stock dividend ..           3         3         3         3         3
                                 -------   -------   -------   -------   -------

 Net (loss) income available
  to common shareholders ...     $  (960)  $   163   $  (655)  $ 1,039   $ 1,210
                                 =======   =======   =======   =======   =======

Basic and diluted (loss)
 income per common share ..      $  (.20)  $   .03   $  (.14)  $   .23   $   .27
                                 =======   =======   =======   =======   =======

Weighted average
 shares--basic ............        4,806     4,790     4,545     4,523     4,496
                                 =======   =======   =======   =======   =======

Weighted average
 shares--diluted ..........        4,806     4,866     4,545     4,602     4,574
                                 =======   =======   =======   =======   =======

Cash dividends per share of
 Common Stock .............      $  0.16   $  0.16   $  0.16   $  0.16   $  0.16
                                 =======   =======   =======   =======   =======


                                             December 31,

                                   2009      2008      2007      2006      2005
                                 -------   -------   -------   -------   -------
                                                 (in thousands)
Balance Sheet Data:
 Total assets ................   $97,857   $99,010   $95,158   $95,024   $93,484
 Shareholders' equity .......     73,247    74,797    69,675    70,624    69,845

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The following discussion should be read in connection with the Company's audited financial statements and notes thereto included elsewhere in this annual report.


Critical Accounting Policies and Estimates

The Securities and Exchange Commission ("SEC") defines critical accounting policies as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following critical accounting policies are a subset of the Company's significant accounting policies described in Note 1 of the Notes to Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates.

The Company's rail operations are highly capital intensive. Property and equipment, including land held for development, is stated at historical cost (including self-construction costs). Self-construction costs for track structure include material costs for ties, rail, other track materials and ballast; the cost of direct and supervisory labor, including railroad retirement taxes and employee benefits; costs for track machinery and equipment (including depreciation) and various other overhead costs. Major renewals or betterments are capitalized while routine maintenance and repairs that do not improve or extend asset lives are charged to expense when incurred. Properties and equipment are carried at cost and are depreciated over their useful lives. Items included in track structures with similar physical characteristics, use, date of installation and expected life are grouped together into separate asset classes and depreciated by the estimated useful life for the asset class group. Gains or losses on sales or other dispositions of property are credited or charged to income.

The Company reviews property and equipment retirements each year in order to determine whether or not the estimated useful lives are reasonable. Since, in most instances, assets retired have been fully or substantially depreciated, the Company has not found it necessary, historically, to make any significant adjustments to their estimated useful lives. Retirements of track structures are recorded by removing the historical cost and related accumulated depreciation of the equipment amount of its oldest track structures with the related gain or loss being charged to income. Historically, the Company has not had any significant retirements of track infrastructure which it considers to be abnormal and not in the normal course of business.

The conclusions and ongoing evaluations of our estimated useful lives may result in future material changes in the Company's maintenance and capital spending, as well as revisions to the useful lives of property and equipment which may affect depreciation rates and expenses.

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When circumstances indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of the assets in determining whether the carrying amounts of the assets are recoverable. If an impairment exists, the impairment is measured by comparing the carrying value to the fair value. No impairments were recognized in the three years presented.


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

The Company also generates income through sales of properties, grants of easements and licenses, and leases of land and tracks. Income or loss from sale, condemnation and disposal of property and equipment and grants of easements is recorded at the time the transaction is consummated and collectability is assured. This income varies significantly from year to year.

One of the Company's customers, which ships construction aggregates from three separate quarries on the Company's rail system to asphalt production plants in Connecticut and New York, accounted for 11.1%, 10.0% and 13.8% of its operating revenues in 2009, 2008 and 2007, respectively. The Company does not believe that this customer will cease to be a rail shipper or will substantially decrease its freight volume in the foreseeable future. In the event that this customer should cease or substantially reduce its rail freight operations, management believes that the Company could restructure its operations to reduce operating costs by an amount sufficient to largely offset the decrease in operating revenues.


Results of Operations

The following table sets forth the Company's operating revenues by category in dollars and as a percentage of operating revenues:


                                           Years Ended December 31,
                                -----------------------------------------------
                                     2009             2008            2007
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Freight Revenues:
 Conventional carloads .       $21,028   90.3%  $27,113   91.2%  $22,682   86.7%
 Containers ............           709    3.0     1,341    4.5     2,389    9.1
 Other freight-related .           717    3.1       837    2.8       774    3.0
Other operating revenues           830    3.6       445    1.5       319    1.2
                               -------  -----   -------  -----   -------  -----
  Total ................       $23,284  100.0%  $29,736  100.0%  $26,164  100.0%
                               =======  =====   =======  =====   =======  =====

The following table sets forth conventional carload freight revenues by commodity group in dollars and as a percentage of such revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2009             2008            2007
                                -------------   --------------    -------------
                                      (in thousands, except percentages)

Chemicals and plastics
 (including ethanol) .........    $ 8,348   39.7% $ 9,761  36.0% $ 8,387   37.0%
Construction aggregate .......      3,428   16.3    3,389  12.5    3,840   16.9
Coal .........................      1,093    5.2    3,281  12.1    1,818    8.0
Metal products ...............      1,787    8.5    2,793  10.3    2,132    9.4
Food and agricultural products      2,082    9.9    2,522   9.3    2,777   12.2
Forest and paper products ....      1,703    8.1    2,467   9.1    2,756   12.2
Other (including automobiles)       2,587   12.3    2,900  10.7      972    4.3
                                  -------  -----  ------- -----  -------  -----
  Total ......................    $21,028  100.0% $27,113 100.0% $22,682  100.0%
                                  =======  =====  ======= =====  =======  =====

The following table sets forth a comparison of the Company's operating expenses expressed in dollars and as a percentage of operating revenues:

                                           Years Ended December 31,
                                -----------------------------------------------
                                     2009             2008            2007
                                -------------   --------------    -------------
                                      (in thousands, except percentages)
Salaries, wages, payroll taxes
 and employee benefits .         $15,731   67.6% $15,631  52.6% $15,204   58.1%
Casualties and insurance             874    3.7      867   2.9      919    3.5
Depreciation ...........           3,104   13.3    2,941   9.9    2,884   11.0
Diesel fuel ............           1,904    8.2    3,986  13.4    2,524    9.6
Car hire, net ..........             694    3.0      928   3.1      818    3.1
Purchased services, including
 legal and professional fee        2,398   10.3    2,304   7.7    2,037    7.8
Repairs and maintenance of
 equipment .............           1,633    7.0    1,993   6.7    1,711    6.5
Track and signal materials         1,023    4.4    1,716   5.8    2,135    8.2
Track usage fees .......             537    2.3      633   2.1      615    2.4
Other materials and supplie          943    4.0    1,265   4.3    1,222    4.7
Other ..................           1,786    7.7    1,894   6.4    1,833    7.0
                                 -------  -----  ------- -----  -------  -----
 Total .................          30,627  131.5   34,158 114.9   31,902  121.9
 Less capitalized and
  recovered costs ......           4,211   18.1    3,673  12.4    4,046   15.4
                                 -------  -----  ------- -----  -------  -----
  Total ................         $26,416  113.4% $30,485 102.5% $27,856  106.5%
                                 =======  =====  ======= =====  =======  =====


Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Operating Revenues

Operating Revenues decreased $6.5 million, or 21.8%, to $23.3 million in 2009 from $29.8 million in 2008. This decrease is the net result of a $6.1 million (22.4%) decrease in conventional freight revenues, a $632 thousand (47.1%) decrease in container freight revenues and a $120 thousand (14.3%) decrease in other freight-related revenues partially offset by a $385 thousand (86.5%) increase in other operating revenues.

The decrease in conventional freight revenues is attributable to an 18.6% decrease in traffic volume and an 4.6% decrease in the average revenue received per carloading. The Company's conventional carloadings decreased by 6,321 to 27,632 in 2009 from 33,953 in 2008. Shipments of most commodities handled by the Company decreased during the year-ended December 31, 2009. Of particular note are declines in shipments of coal and ethanol. This is primarily attributable to the continuing state of the United States and world economies and is consistent with the experience of other railroads in North America. Carloadings for some new customers have partially offset the overall decrease in conventional traffic volume. Signs indicating future increases in traffic volume have been mixed and therefore management cannot definitely predict when economic conditions will improve enough to enable the Company to return to operating profitability. The modest decrease in the average revenue received per conventional carloading is largely attributable to a reduction in diesel fuel surcharges due to the significant reduction in the cost of diesel fuel experienced this year.

The decrease in container freight revenues is the result of a 50.0% decline in traffic volume somewhat offset by a 5.8% increase in the average revenue received per container. Container traffic volume decreased by 10,473 containers to 10,465 in 2009 from 20,938 in 2008. This significant decline in traffic volume continues a trend which began in 2007 in which cross-country container traffic to the East Coast has shifted from rail to all water routes. Current economic conditions have further added to this decline in traffic. The increase in the average revenue received per container is primarily attributable to a change in the mix of traffic toward higher rated containers.

The decrease in other freight-related revenues results, primarily, from a decrease in demurrage revenue, consistent with the decrease in conventional traffic volume and the related car hire expense.

The increase in other operating revenues results from an increase in maintenance department billings for siding maintenance, flagging and other services rendered to freight customers and other outside parties. Of particular note is an increase in flagging services rendered to contractors.


Other Income

Other income increased by $657 thousand to $1.7 million in 2009 from $1.1 million in 2008. The Company received $950 thousand during the second quarter of 2009 for the settlement of certain legal proceedings and the granting of a permanent easement which accounted for the increase.


Operating Expenses

Operating expenses decreased by $4.1 million, or 13.4%, to $26.4 million in 2009 from $30.5 million in 2008. Reductions in diesel fuel expense due to lower prices for petroleum products, as well as decreased usage due to reduced traffic volume, accounted for $2.1 million of this decrease. Also contributing to the decrease in operating costs is the fact that the Company's Maintenance of Way personnel were engaged in more projects covered by state grants in 2009 than in 2008, resulting in an increase in material, labor and overhead cost recoveries in the amount of $311 thousand. Proceeds from the railroad track maintenance agreement with an unrelated third-party shipping customer, as discussed in Note 8, accounted for $975 thousand of the decrease in operating expenses. Decreases in other operating expenses were partially offset by increased costs incurred for the repair and maintenance of locomotives and freight cars.


Provision for Income Taxes (Benefit)

The Company's federal income tax benefit for 2009 was $468 thousand. This was mainly due to net operating loss carryforwards.



Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Operating Revenues

Operating Revenues increased $3.6 million, or 13.7%, to $29.8 million in 2008 from $26.2 million in 2007. This increase is the net result of a $4.4 million (19.5%) increase in conventional freight revenues, a $63 thousand (8.1%) increase in other freight-related revenues and a $126 thousand (39.5%) increase in other operating revenues partially offset by a $1.0 million (44.8%) decrease in container freight revenues.

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


Other Income

Other income increased by $160 thousand to $1.1 million in 2008 from $890 thousand in 2007. The most significant change was an increase in gains realized from the sale of property, equipment and easements, which revenues can vary significantly from year to year.


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


Provision for Income Taxes (Benefit)

The provision for income taxes for 2008 is $135 thousand, or 45%, of pre-tax income compared to 19% in 2007. The rate in 2008 reflects normal nondeductible expenses compared to a relatively small pre-tax income. The 2007 effective rate reflects the utilization of track maintenance credits that were freed up by the operating loss.


Liquidity and Capital Resources

During 2009, 2008 and 2007, the Company generated $3.7 million, $832 thousand and $3.3 million, respectively, of cash from operating activities. Changes in working capital increased cash flow from operating activities by $1.5 million and $2.9 million, in 2009 and 2008, respectively. In 2007, changes in working capital decreased cash flows from operating activities by $2.8 million.

During 2009, 2008 and 2007, the Company's cash flows used in investing activities were $3.8 million, $4.4 million and $5.0 million, respectively. For 2009, 2008 and 2007, primary drivers of cash used in investing activities were capital expenditures of $4.0 million, $5.0 million and $5.3 million, respectively, partially offset by proceeds from the sale of property, equipment and easements of $154 thousand, $583 thousand and $288 thousand, for 2009, 2008 and 2007, respectively.

The Company's expenditures for track structure replacement net of grants for the past three years were:

     December 31              Net Expenditures for Track Structure
     -----------                      Replacements
                                     (In Thousands)
                                     --------------

       2007                             $2,992
       2008                             $2,411
       2009                             $2,809

Substantially all of the mainline track owned by the Company meets FRA Class 3 standards (permitting freight train speeds of 40 miles per hour), and the Company intends to continue to maintain this track at this level. The Company expended $2.8 million, $2.6 million and $3.5 million for additions and improvements to its track structure in 2009, 2008 and 2007, respectively. The Company expects that on average it will continue to spend between $2 million and $3 million per year for capitalized track improvements adjusted annually for inflation. Deferred grant income of $158 thousand in 2009, $172 thousand in 2008 and $520 thousand in 2007 financed a portion of these additions and improvements. Improvements to the Company's track structure are made, for the most part, by the Company's Maintenance of Way Department personnel.

During 2009, the Company's cash flows used in financing activities were $591 thousand. For 2009, primary drivers of the cash flows used in financing activities were $772 thousand for the payment of dividends, partially offset by proceeds of $102 thousand from deferred grant income and $79 thousand from the exercise of stock options and employee stock purchases.

During 2008 and 2007, the Company generated $4.3 million and $614 thousand, respectively, of cash from financing activities. For 2008, the primary drivers of cash flows generated from financing activities were $5.5 million from the issuance of common shares to GATX Corporation and $338 thousand in proceeds from deferred grant income, partially offset by $900 thousand in payments made on borrowings under the Company's line of credit and $770 thousand for the payment of dividends. For 2007, primary drivers of cash flows generated from financing activities were $900 thousand received from borrowings under the Company's line of credit and $354 thousand in proceeds from deferred grant income, partially offset by $730 thousand for the payment of dividends.

In 2009, the Company paid dividends in the amount of $5 per share, aggregating $3.2 thousand, on its outstanding noncumulative preferred stock and $0.16 per share, aggregating $769 thousand, on its outstanding common stock. Continued payment of such dividends is contingent upon the Company's continuing to have the necessary financial resources available.

On January 10, 2008, the Company entered into an agreement with GATX Corporation ("GATX") whereby GATX acquired 239,523 newly-issued shares of the Company's common stock (4.99%) for approximately $5.5 million which was and is being utilized for capital improvements to enhance the Company's operations. The Company and GATX also entered into an Exclusive Railcar Supply Agreement whereby GATX has the exclusive right to supply the Company with railcars for certain rail traffic on market- competitive terms. In addition, the Company exchanged 72 of its mill gondolas for 137 open-top hoppers owned by GATX. The Company is leasing the 72 mill gondolas from GATX under operating leases for a period of up to 7 years at minimum annual rentals of $248 thousand. This amount is not significantly different from the rentals previously paid to GATX for the open-top hoppers which have been used by the Company to transport coal.

The Company has a revolving line of credit of $5.0 million with its principal bank, which line expires on June 25, 2011. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate ("LIBOR") with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line and has no compensating balance requirements. The Company had no borrowings outstanding against this line as of December 31, 2009.

Contractual Obligations and Commitments

The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

On January 29, 2002, the Company received a "Notice of Potential Liability" from the United States Environmental Protection Agency ("EPA") regarding an existing Superfund Site (the "Site") that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these "Notice" letters to potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Site. Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762 thousand) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study ("RI/FS") phase of the clean-up at the Site, which will take approximately two or more years to complete. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice Letters (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). On December 15, 2003, the EPA issued a second "Notice of Potential Liability" letter to the Company regarding the Site. EPA again identified the Company as a PRP, this time because EPA "believes that [the Company] accepted hazardous substance for transport to disposal or treatment facilities and selected the site for disposal." The Company responded again to EPA stating that it is interested in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site. The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA and therefore no liability has been accrued for this matter.

In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L, on December 18, 2002. The Company was one of about sixty parties named by Plaintiffs in this suit, to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs alleged that the Company is liable under 42 U.S.C. ss. 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. Although the Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site, the Company paid $45 thousand to settle this suit in March 2006.

Pursuant to permits issued by the United States Department of the Army Corps of Engineers and the Rhode Island Coastal Resources Management Council, the Company created 33 acres of waterfront land in East Providence, Rhode Island ("South Quay") investing nearly $12 million in its development. The permits for the property, which have been extended to December 2014 and December 2011, respectively, also allow for construction of a dock along the west face of the South Quay. The property is adjacent to a 12 acre site, also owned by the Company.

The property is located one-half mile from I-195. In 2006, the Rhode Island Department of Transportation ("RIDOT") awarded a contract to construct
Waterfront Drive, which provides direct vehicular access from the interstate highway system to the South Quay, which project was completed in 2007. The planned extension by RIDOT of Waterfront Drive northward toward an industrial area in which the Company owns two additional waterfront parcels comprising 11 acres, creating direct access to such property, is underway, with substantial completion expected in 2011.

The City of East Providence has created a waterfront redevelopment area with a zoning overlay that would encourage development of offices, hotels, restaurants, shops, marinas, apartments and other "clean" employment. The Company has been cooperating with the City of East Providence in these efforts.

The following table sets forth the Company's significant contractual obligations as of December 31, 2009.

                             Payments Due by Period
                             ----------------------

   Contractual              Total Less than   1 - 3 Years 3 - 5 years  More than
   Obligations/Commitments  -----   1 Year    ----------- -----------  5 Years
   (in Thousands)                   ------                             -------
   --------------

   Operating lease (a)      $1,245  $248      $496        $496         $5

   Debt obligation (b)      $  --   $ --      $ --        $ --         $ --
 -------------------------------------------------------------------------------

   Total                    $1,245  $248      $496        $496         $5
 -------------------------------------------------------------------------------

     (a) Represents future minimum lease payments under a non-cancelable operating lease in effect as of January 10, 2008.

     (b)  $5 million borrowing capacity. No borrowings outstanding at year end.

Selected Quarterly Financial Data

Historically, the Company has experienced lower operating revenues in the first quarter of the year. The following table sets forth selected financial data for each quarter of 2009 and 2008. The information for each of these quarters is unaudited but includes all normal recurring adjustments that the Company considers necessary for a fair presentation. These results, however, are not necessarily indicative of results for any future period.


                                               Year Ended December 31, 2009
                                          --------------------------------------
                                           First    Second     Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                          -------   -------   -------   -------
                                        (in thousands, except per share amounts)

Operating revenues ................       $ 4,941   $ 6,111   $ 6,072   $ 6,160
Other income ......................           145     1,189       160       213
                                          -------   -------   -------   -------
Total revenues ....................         5,086     7,300     6,232     6,373
Operating expenses ................         7,148     6,733     6,019     6,516
                                          -------   -------   -------   -------
(Loss) income before income taxes
 (benefit) ........................        (2,062)      567       213      (143)
Provision (benefit) for income
 taxes ............................          (680)      245        55       (88)
                                          -------   -------   -------   -------
(Loss) net income .................       $(1,382)  $   322   $   158   $   (55)
                                          -------   -------   -------   -------

Basic and diluted (loss) income per
 common share .....................       $  (.29)  $   .07   $   .03   $  (.01)
                                          -------   -------   -------   -------

                                               Year Ended December 31, 2009
                                          --------------------------------------
                                           First    Second     Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                          -------   -------   -------   -------
                                        (in thousands, except per share amounts)

Operating revenues ................       $ 5,996   $ 8,094   $ 8,136   $ 7,510
Other income ......................           119       188       617       126
                                          -------   -------   -------   -------
Total revenues ....................         6,115     8,282     8,753     7,636
Operating expenses ................         7,487     7,802     7,964     7,232
                                          -------   -------   -------   -------
Income (loss) before income taxes
 (benefit) ........................        (1,372)      480       789       404
Provision for income taxes
 (benefit) ........................          (450)      160       255       170
                                          -------   -------   -------   -------
Net income (loss) .................       $  (922)  $   320   $   534   $   234
                                          -------   -------   -------   -------

Basic and diluted income (loss) per
 common share .....................       $  (.19)  $   .07   $   .11   $   .04
                                          -------   -------   -------   -------

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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Cash and Cash Equivalents

As of December 31, 2009, the Company is exposed to market risks which primarily include changes in U.S. interest rates and purchases of diesel fuel.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either the bank's prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate ("LIBOR") with a LIBOR floor of one and one-quarter percent. The Company had no borrowings outstanding pursuant to the revolving line of credit agreement at December 31, 2009. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

The Company purchases in excess of one million gallons of diesel fuel each year to operate its locomotives. The Company does not hedge its diesel fuel purchases. Fuel prices and supplies are influenced significantly by political and economic circumstances. Fuel shortages or unusual price volatility could increase our fuel costs and adversely affect our results of operations.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY


                          INDEX TO FINANCIAL STATEMENTS



                                                        Page
                                                        ----

Report of Independent Registered Public Accounting
 Firm................................................   II-14

Balance Sheets as of December 31, 2009 and 2008......   II-15

Statements   of   Operations  for  the   Years   Ended
 December 31, 2009, 2008 and 2007....................   II-16

Statements of Shareholders' Equity for the Years Ended
 December 31, 2009, 2008 and 2007....................   II-17

Statements   of  Cash  Flows  for  the   Years   Ended
 December 31, 2009, 2008 and 2007 ....................  II-18

Notes to Financial Statements........................   II-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Providence and Worcester Railroad Company
Worcester, Massachusetts

We have audited the accompanying balance sheets of Providence and Worcester Railroad Company (the "Company") as of December 31, 2009 and 2008, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
March 26, 2010

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)


                                                                December 31,
                                                              2009         2008
                                                            -------      -------
ASSETS
Current Assets:
 Cash and cash equivalents ...........................      $   157      $   876
 Accounts receivable, net of allowance for
  doubtful accounts of $70 in 2009 and $130 in 2008           2,862        3,526
 Materials and supplies ..............................          602        1,103
 Prepaid expenses and other current assets ...........          343          442
 Deferred income taxes ...............................          322          318
                                                            -------      -------
  Total Current Assets ...............................        4,286        6,265

Property and Equipment, net ..........................       81,114       80,787
Land Held for Development ............................       12,457       11,958
                                                            -------      -------
Total Assets .........................................      $97,857      $99,010
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable ....................................        3,317        2,418
 Accrued expenses ....................................        1,523        1,460
                                                            -------      -------
  Total Current Liabilities ..........................        4,840        3,878
                                                            -------      -------
Deferred Income Taxes ................................       11,659       12,123
                                                            -------      -------
Deferred Grant Income ................................        8,111        8,212
                                                            -------      -------

Commitments and Contingent Liabilities

Shareholders' Equity:
 Preferred stock, 10% noncumulative, $50 par
  value; authorized, issued and outstanding 640
  shares in 2009 and 2008 ............................           32           32
 Common stock, $.50 par value; authorized
  15,000,000 shares; issued and outstanding
  4,812,613 shares in 2009 and 4,801,340 shares
  in 2008 ............................................        2,406        2,401
 Additional paid-in capital ..........................       36,879       36,705
 Retained earnings ...................................       33,930       35,659
                                                            -------      -------
  Total Shareholders' Equity .........................       73,247       74,797
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $97,857      $99,010
                                                            =======      =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)


                                                      Years Ended December 31,
                                                    2009       2008       2007
                                                 --------   --------   --------

Revenues:
 Operating Revenues ...........................   $23,284    $29,736    $26,164
 Other Income .................................     1,707      1,050        890
                                                 --------   --------   --------
   Total Revenues .............................    24,991     30,786     27,054
                                                 --------   --------   --------

Expenses:
 Operating:
  Maintenance of way and structures ...........     2,746      3,934      3,746
  Maintenance of equipment ....................     3,667      4,105      3,539
  Transportation ..............................     8,140     10,284      8,598
  General and administrative ..................     4,925      5,064      5,205
  Depreciation ................................     3,104      2,941      2,884
  Taxes, other than income taxes ..............     2,374      2,349      2,223
  Car hire, net ...............................       694        928        818
  Employee retirement plans ...................       229        247        228
  Track usage fees ............................       537        633        615
                                                 --------   --------   --------
   Total Operating Expenses ...................    26,416     30,485     27,856
                                                 --------   --------   --------

(Loss) Income before Income Taxes .............    (1,425)       301       (802)

Provision (Benefit) for Income Taxes ..........      (468)       135       (150)
                                                 --------   --------   --------

Net (Loss) Income .............................      (957)       166       (652)

Preferred Stock Dividends .....................         3          3          3
                                                 --------   --------   --------

Net (Loss) Income Available to Common
 Shareholders .................................   $  (960)   $   163    $  (655)
                                                  =======    =======    =======

Basic and Diluted (Loss) Income Per Common
 Share ........................................   $  (.20)   $   .03    $  (.14)
                                                  =======    =======    =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in Thousands Except Per Share Amounts)

                                Years Ended December 31, 2009, 2008 and 2007
                                                   Additional            Share-
                              Preferred  Common     Paid-in   Retained  holders'
                                 Stock    Stock     Capital   Earnings   Equity
                                -------  -------   -------    -------   -------
Balance, January 1, 2007..      $    32  $ 2,267   $30,680    $37,645   $70,624

Issuance of 9,581 common
 shares to fund the Company's
 2006 profit sharing plan
 contribution ...........                      5       173                  178
Issuance of 8,920 common
 shares for stock options
 exercised, employee stock
 purchases, and other ...                      4       131                  135
Share-based compensation -
 options granted ........                              120                  120
Dividends paid:
 Preferred stock, $5.00 per
  share .................                                          (3)       (3)
 Common stock, $.16 per share                                    (727)     (727)
Net loss for the year ...                                        (652)     (652)
                                -------  -------   -------    -------   -------
Balance, December 31, 2007           32    2,276    31,104     36,263    69,675

Issuance of 239,523 common
 shares to GATX Corporation                  120     5,389                5,509
Issuance of 9,260 common
 shares for stock options
 exercised, employee stock
 purchases, and other ...                      5       122                  127
Share based compensation -
 options granted ........                               90                   90
Dividends paid:
 Preferred stock, $5.00 per
  share .................                                          (3)       (3)
 Common stock, $.16 per share                                    (767)     (767)
Net income for the year .                                         166       166
                                -------  -------   -------    -------   -------
Balance, December 31, 2008           32    2,401    36,705     35,659    74,797

Issuance of 11,273 common
 shares for stock options
 exercised, employee stock
 purchases, and other ...                      5       107                  112
Share based compensation -
 options granted ........                               67                   67
Dividends paid:
 Preferred stock, $5.00 per
  share .................                                          (3)       (3)
 Common stock, $.16 per share                                    (769)     (769)
Net loss for the year ...                                        (957)     (957)
                                -------  -------   -------    -------   -------
Balance, December 31, 2009      $    32  $ 2,406   $36,879    $33,930   $73,247
                                =======  =======   =======    =======   =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in Thousands)


                                                     Years Ended December 31,
                                                  2009        2008        2007
                                                -------     -------     -------
Cash Flows from Operating
 Activities:
 Net (loss) income ............................ $  (957)    $   166     $  (652)
 Adjustments to reconcile net (loss) income
  to net cash flows from operating
  activities:
   Depreciation ...............................   3,104       2,941       2,884
   Amortization of deferred grant income ......    (258)       (254)       (247)
   Gains from sale, condemnation and
     disposal of property, equipment and
     easements, net ...........................    (129)       (523)       (288)
   Deferred income taxes ......................    (468)        161         (60)
   Share-based compensation ...................     101         127         165
   Increase (decrease) in cash and cash
     equivalents from:
     Accounts receivable ......................     721        (966)        684
     Materials and supplies ...................     501        (189)        569
     Prepaid expenses and other ...............      99        (352)         58
     Accounts payable and accrued expenses ....     962        (279)        206
                                                -------     -------     -------
 Net cash flows from operating activities .....   3,676         832       3,319
                                                -------     -------     -------
Cash Flows from Investing Activities:
 Purchase of property and equipment ...........  (3,958)     (4,987)     (5,293)
 Proceeds from sale and condemnation of
  property, equipment and easements ...........     154         583         288
                                                -------     -------     -------
 Net cash flows used in investing activities     (3,804)     (4,404)     (5,005)
                                                -------     -------     -------
Cash Flows from Financing Activities:
 Net borrowings (payments) under line of
  credit ......................................      --        (900)        900
 Dividends paid ...............................    (772)       (770)       (730)
 Issuance of common shares to GATX
  Corporation .................................      --       5,509          --
 Issuance of common shares for stock options
  exercised and employee stock purchases ......      79          90          90
 Proceeds from deferred grant income ..........     102         338         354
                                                -------     -------     -------
 Net cash flows (used in) from financing
  activities ..................................    (591)      4,267         614

(Decrease) Increase in Cash and Cash Equivalent    (719)        695      (1,072)
Cash and Cash Equivalents, Beginning of Year ..     876         181       1,253
                                                -------     -------     -------
Cash and Cash Equivalents, End of Year ........ $   157     $   876     $   181
                                                =======     =======     =======

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

Supplemental Disclosures:
 Cash paid during year for interest ........    $    --     $    --     $    47
 Cash paid (received) during year for income
  taxes, net ...............................    $    --     $   (73)    $    --
                                                =======     =======     =======

    The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in Thousands Except Per Share Amounts)


1.   Description of Business and Summary of Significant Accounting Policies

     Description of Business
     -----------------------

     Providence and Worcester Railroad Company ("P&W" or the "Company") is an interstate freight carrier conducting railroad operations in Massachusetts, Rhode Island, Connecticut and New York. Through its connecting carriers, it services customers located throughout North America. The Company services the largest international double-stack intermodal terminal facility in New England. P&W's connections to multiple Class I railroads, either directly or through connections with regional and short- line carriers, provide the Company with a competitive advantage by allowing it to offer various pricing and routing alternatives to its customers.

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

     Property and Equipment
     ----------------------

     Property and equipment, including land held for development, is stated at historical cost (including self-construction costs). Acquired railroad property is recorded at the purchased cost. Self-construction costs for track structure include material costs for ties, rail, other track materials and ballast; the cost of direct and supervisory labor, including railroad retirement taxes and employee benefits; costs for track machinery and equipment (including depreciation) and various other overhead costs. Major renewals or betterments are capitalized while routine maintenance and repairs, which do not improve or extend asset lives, are charged to expense when incurred. Properties and equipment are carried at cost and are depreciated over their useful lives. Items included in track structures with similar physical characteristics use year of installation and expected life and are grouped into separate asset classes and depreciated by the estimated useful life of the asset class group.

     Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

               Track structure:
                  Ties                                    40 years
                  Rail and other track material           67 years
                  Ballast                                 67 years
                  Bridges and trestles                    67 years
                  Other                                   33 years
               Buildings and other structures       33 to 45 years
               Equipment, including rolling stock    4 to 25 years

     The Company reviews property and equipment retirements each year, in order to determine whether or not the estimated useful lives are reasonable. Since, in most instances, assets retired have been fully or substantially depreciated, the Company has not found it necessary, historically, to make any significant adjustments to their estimated useful lives. Retirements of track structure are recorded by removing the historical cost and related accumulated depreciation of the equivalent amount of its oldest track structures in the related asset class group. Gains or losses on sales or other dispositions are credited or charged to income. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When circumstances indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of the assets in determining whether the carrying amounts of the assets are recoverable. If an impairment exists it is measured by comparing the carrying value to the fair value. No impairments were recognized in the three years presented.

     Deferred Grant Income
     ---------------------

     The Company has availed itself of various federal and state programs administered by the states of Connecticut, Massachusetts and Rhode Island for reimbursement of expenditures for capital improvements. In order to receive reimbursement, the Company must submit requests for the projects, including cost estimates. The Company receives from 70% to 100% of the costs of such projects, which have included bridges, track structure and public improvements. To the extent that such grant proceeds are used to fund capital improvements to bridges and track structure, they are recorded as deferred grant income and amortized into operating revenues on a straight-line basis over the estimated useful lives of the related improvements ($258 thousand in 2009, $254 thousand in 2008 and $247 thousand in 2007).

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

     Income Taxes
     ------------

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using expected tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.


     Income (Loss) per Common Share
     ------------------------------

     Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income (loss) per common share reflects the effect of the Company's outstanding convertible preferred stock (using the if-converted method) and options (using the treasury stock method), except where such items would be anti-dilutive.

     A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:


                                                     Years Ended December 31,
                                                   2009        2008        2007
                                               ---------   ---------   ---------

     Weighted average shares for basic ......  4,806,311   4,790,005   4,545,160
     Dilutive effect of convertible preferred
      stock and options .....................         --      76,114          --
                                               ---------   ---------   ---------
     Weighted average shares for diluted ....  4,806,311   4,866,119   4,545,460
                                               =========   =========   =========

     Options to purchase 51,530, 7,410 and 43,634 shares of common stock were outstanding during 2009, 2008 and 2007, respectively. These options were not included in the computation of diluted (loss) earnings per common share for 2009 and 2007 because of the anti-dilutive effect. Shares of preferred stock convertible into 64,000 shares of common stock were outstanding during 2009, 2008 and 2007. These shares were not included in the computation of diluted (loss) earnings per common share for 2009 and 2007 because of the anti-dilutive effect.

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

     Comprehensive Income equals net income for 2009, 2008 and 2007.

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

     In May 2009, the FASB issued FASB ASC 855, "Subsequent Events" which was modified in February 2010. FASB ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The impact of adoption did not have a material impact on the Company's financial statements.

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

2. Share-Based Compensation

     The Company has a non-qualified stock option plan ("SOP") covering all management personnel who have a minimum of one year of service with the Company and who are not holders of a majority of either its outstanding common stock or its outstanding preferred stock. In addition, the Company's outside directors are eligible to participate in the SOP. The Company's stockholders have authorized 5% of the shares of common stock outstanding (240,631 shares at December 31, 2009) for issuance under the SOP. Options granted under the SOP, which are fully vested when granted, are exercisable over a ten year period at the closing market price for the Company's common stock on the last business day of the year prior to the date the options are granted. The Company issues new common stock to satisfy stock options exercised.

     The Company recognizes compensation expense for new stock option grants at fair value on the grant date. Stock-based employee compensation expense, net of income taxes, in the amounts of $43 thousand, $58 thousand and $77 thousand, have been charged against income in 2009, 2008 and 2007, respectively, for stock options granted. The Company's policy is to estimate the fair market value of each option granted on the date of grant, the first business day in January of each year, using the Black-Scholes option pricing model, and record the compensation expense on a straight-line basis over the year in which the grant was made.

     Key assumptions used to apply the Black-Scholes option pricing model are set forth below:

                                             2009       2008       2007
                                          ---------  ---------  ---------
     Average risk-free interest rate          1.87%       3.7%      4.68%
     Expected life of option grants           6.0 years   6.0 years 7.0 years
     Expected volatility of underlying stock  86%         75%       87%
     Expected dividend payment rate, as a
      percentage of the share price on the
      date of grant                           1.33%        .96%      .82%
     Weighted average grant date fair value  $7.90      $10.55    $14.39

     The following table summarizes the stock option activity under the Company's plan for 2009:

                                                            Weighted Average
                                                            ----------------
                                             Number of      Exercise   Fair
                                             Options          Price    Value
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2008...................   46,618          $13.13

     Granted ...........................      8,450           11.99   $ 7.90
     Exercised .........................       (600)           9.24
     Expired ...........................     (2,938)          12.38
                                             ------          ------   ------
     Outstanding and exercisable at
      December 31, 2009................      51,530          $13.03
                                             ======          ======   ======

     The total intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 totaled approximately $2 thousand, $14 thousand and $14 thousand, respectively, and cash proceeds from the exercise of stock options totaled approximately $6 thousand, $17 thousand and $21 thousand for the years ended December 31, 2009, 2008 and 2007, respectively. The income tax benefits realized from the exercise of stock options were not material for the periods presented.

     The aggregate intrinsic value of the stock options outstanding, based on the closing stock price of the Company's common stock as of December 31, 2009, 2008 and 2007, totaled approximately $48 thousand, $70 thousand and $205 thousand, respectively.

     Common Stock Awards
     -------------------

     The Company has awarded certain of its employees common stock under stock award plans. During the years ended December 31, 2009, 2008 and 2007, the Company awarded 2,625, 1,970, and 2,575 shares, respectively. The compensation expense recorded for these awards was $34 thousand, $37 thousand and $45 thousand for 2009, 2008 and 2007, respectively.

3.   Property and Equipment

     Property and equipment consists of the following:

                                                              December 31,
                                                           2009           2008
                                                         -------        -------
     Land and improvements, excluding land held
     for development ..........................         $ 11,465       $ 11,952
     Track structure ..........................           84,509         81,515
     Buildings and other structures ...........            8,630          8,462
     Equipment ................................           24,517         24,503
                                                         -------        -------
                                                         129,121        126,432
     Less accumulated depreciation ............           48,007         45,645
                                                         -------        -------
     Total property and equipment, net ........         $ 81,114      $ 80,787
                                                        ========       ========


4.   Land Held for Development

     Pursuant to permits issued by the United States Department of the Army Corps of Engineers and the Rhode Island Coastal Resources Management Council, the Company created 33 acres of waterfront land in East Providence, Rhode Island ("South Quay"). The permits for the property, which have been extended to December 2014 and December 2011, respectively, also allow for construction of a dock along the west face of the South Quay. The property is adjacent to a 12 acre site, also owned by the Company. The Company has invested nearly $12 million in the development of the South Quay, which has resulted in the creation of approximately 33 acres of waterfront land.

     The property is located one half-mile from I-195. In 2006, the Rhode Island Department of Transportation ("RIDOT") awarded a contract for roadway improvements to provide direct vehicular access from the interstate highway system to the South Quay, which project was completed in 2007. The planned extension by RIDOT of Waterfront Drive northward toward an industrial area in which the Company owns two additional waterfront parcels comprising 11 acres, creating direct access to such property, is expected to commence in 2010.

     The City of East Providence has created a waterfront redevelopment area with a zoning overlay that would encourage development of offices, hotels, restaurants, shops, marinas, apartments and other "clean" employment. The Company has been cooperating with the City of East Providence in these efforts.

5.   Revolving Line of Credit

     In June 2009 the Company obtained a revolving line of credit facility in the amount of $5 million from a commercial bank expiring on June 25, 2011. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate ("LIBOR") with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. No borrowings have been made under this line of credit through December 31, 2009.

6.   Accrued Expenses

     Accrued expenses consist of the following:


                                                              December 31,
                                                           2009           2008
                                                         -------        -------
     Salaries and wages .............                    $   585        $   486
     Payroll taxes ..................                        167            142
     Simplified employee pension plan
     contributions ..................                        208            232
     Legal and professional fees ....                        126            178
     Casualty loss claims ...........                        263            280
     Other ..........................                        174            142
                                                         -------        -------
                                                         $ 1,523        $ 1,460
                                                         =======        =======

7.   Other Income

     Other income consists of the following:         Years Ended December 31,
                                                   2009        2008        2007
                                                  ------      ------      ------

     Gains from sale, condemnation and
      disposal of property, equipment and
      easements, net ......................       $  129      $  523      $  288
     Proceeds from legal settlement .......          950          --          --
     Rentals and license fees under various
      operating leases ....................          627         494         577
     Interest .............................            1          33          25
                                                  ------      ------      ------
                                                  $1,707      $1,050      $  890
                                                  ======      ======      ======


     In June 2009 the Company received $950 thousand for the settlement of certain legal proceedings that arose following the expiration of leasehold rights of an unrelated third party to a pipeline location located on the Company's right-of-way, and the Company's grant of a permanent easement for such pipeline location.

8. Railroad Track Maintenance Credits:

     During the third quarter of 2009 the Company entered into an agreement with an unrelated third-party shipping customer. Under the agreement, the customer agreed to pay for certain qualified railroad track maintenance expenditures, including capital additions to the Company's track structure. In return the Company agreed to assign railroad track miles to the shipping customer which would enable that customer to claim certain track maintenance credits pursuant to section 45G of the Internal Revenue Code of 1986. For the year ended December 31, 2009, the amount of $975 thousand was realized as a result of an agreement with an unrelated third party shipping customer for Railroad Track Maintenance Credits generated in 2009 and accounted for as a reduction of Operating Expenses - Maintenance of Way and Structures in the Consolidated Statement of Operations.

9. Income Taxes (Benefit)

     The provision for income taxes (benefit) consists of the following:

                                                     Years Ended December 31,
                                                   2009        2008       2007
                                                  ------      ------     ------

     Current:
      Federal ..........................          $   --      $  (44)    $  (90)
      State ............................              --          18         --
                                                  ------      ------     ------
                                                      --         (26)       (90)
     Deferred, Federal and State .......            (468)        161        (60)
                                                  ------      ------     ------
                                                  $ (468)     $  135     $ (150)
                                                  ======      ======     ======

     The following summarizes the estimated tax effect of temporary differences that are included in the net deferred income tax provision:

                                                     Years Ended December 31,
                                                   2009        2008       2007
                                                  -----       -----      -----

     Depreciation ...........................     $ 319       $ 423      $ 495
     Deferred grant income ..................        34          29        (96)
     Net operating loss carry forward .......      (801)       (278)      (362)
     Contribution carry forward .............         8          12        (75)
     Accrued casualty and other claims ......         6           9          1
     Accrued compensated time off and related
      payroll taxes .........................       (31)        (10)        12
     Share based compensation ...............       (23)        (32)       (42)
     Allowance for doubtful accounts ........        20           8         7
                                                  -----       -----      -----
                                                  $(468)      $ 161      $ (60)
                                                  =====       =====      =====

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the Company's net deferred income tax liability as of December 31, 2009 and 2008 are as follows:

                                                               December 31,
                                                            2009          2008
                                                          -------       -------

     Deferred income tax liabilities -
      Differences between book and tax basis
      of property and equipment ........................ $ 16,165       $15,846
                                                          -------       -------
     Deferred income tax assets:
      Deferred grant income ............................    2,881         2,915
      Net operating loss carry forward .................    1,441           640
      Track maintenance credit carry forward ...........    4,491         4,491
      Contribution carry forward .......................       55            63
      Accrued casualty and other claims ................       94           100
      Accrued compensated time off and related
       payroll taxes ...................................      203           172
      Share based compensation .........................      128           105
      Allowance for doubtful accounts and other ........       26            46
                                                          -------       -------
                                                            9,319         8,532


     Valuation allowance ...............................   (4,491)      (4,491)
                                                          -------       -------

     Net deferred income tax liability .................  $11,337       $11,805


     During 2005 through 2008, the Company generated Railroad Track Maintenance Credits in the cumulative amount of $4,491 thousand. These credits may be utilized, subject to certain limitations, to offset the Company's current federal income tax liability. Any credits not utilized in the year earned may be carried forward to offset future income tax liabilities for a period of 20 years. None of these credits have been utilized to date and, therefore, such unused credits constitute deferred income tax assets. Such assets, however, have been fully reserved since their future realization is not assured. In 2009, the tax credit arising on account of track maintenance in the amount of $975 thousand was realized as a result of an agreement with an unrelated third-party shipping customer and accounted for as a reduction of Operating Expenses - Maintenance of Way and Structures in the Consolidated Statement of Operations.

     The Company had $4,031 thousand and $1,983 thousand of federal net operating loss carryforwards for the years ended December 31, 2009 and 2008, respectively. It is anticipated that the Company will be able to fully utilize these losses prior to expiration, which begins in 2025.

     A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

                                                      Years Ended December 31,
                                                     2009       2008      2007
                                                     ----       ----      ----
     Federal statutory rate ..............            (34%)       34%      (34%)
     Railroad track maintenance credits ..             --         --        14
     Non deductible expenses, state income
      taxes, and other ...................              4          4         1
     Other ...............................             --          7        --
                                                     ----       ----      ----
     Effective tax rate ..................            (30%)       45%      (19%)
                                                     ====       ====      ====

     The Company is subject to U.S.  federal income tax as well as income tax in
     the   Commonwealth   of   Massachusetts.   All  U.S.   federal  income  and
     Massachusetts income tax matters have been concluded through 2006.

10. Commitments and Contingent Liabilities

     The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

     On January 29, 2002, the Company received a "Notice of Potential Liability" from the United States Environmental Protection Agency ("EPA") regarding an existing Superfund Site that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these "Notice" letters to potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Site. Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762 thousand) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study ("RI/FS") phase of the clean-up at the Site, which will take approximately two or more years to complete. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice letters (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). On December 15, 2003, the EPA issued a second "Notice of Potential Liability" letter to the Company regarding the Site. EPA again identified the Company as a PRP, this time because EPA "believes that [the Company] accepted hazardous substance for transport to disposal or treatment facilities and selected the site for disposal." The Company responded again to EPA stating that it is interested in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site. The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA and, therefore, no liability has been accrued for this matter.

     In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et
     al), C.A. No. 01- 496/L, on December 18, 2002. The Company was one of about sixty parties named by Plaintiffs, in this suit, to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs alleged that the Company is liable under 42 U.S.C. ss. 961(a)(3) of CERCLA as an "arranger" or "generator" of waste that ended up at the Site. The Company entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs' claims. Although the Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site, the Company paid $45 thousand to settle this suit in March 2006.

11.  Employee Benefit Plans

     Defined Contribution Retirement Plans
     -------------------------------------

     The Company has a deferred profit-sharing plan ("Plan") which covers all of its employees who are members of its collective bargaining units. Contributions to the Plan are required in years in which the Company has income from "railroad operations" as defined in the Plan. Contributions are to be equal to at least 10% but not more than 15% of the greater of income before income taxes or income from railroad operations subject to a maximum contribution of $3.5 thousand per eligible employee. Contributions to the Plan may be made in cash or in shares of the Company's common stock valued at the closing market price for the Company's stock on the last business day of the year prior to the date the options are granted. No contribution was made for 2009, 2008 or 2007 since the Company did not generate income from railroad operations during those years.

     The Company also has a Simplified Employee Pension Plan ("SEPP") which covers substantially all employees who are not members of one of its collective bargaining units. Contributions to the SEPP are discretionary and are determined annually as a percentage of each covered employee's compensation up to the maximum amount allowable by law. Contributions accrued under the SEPP amounted to $208 thousand in 2009, $232 thousand in 2008 and $208 thousand in 2007 which, in each year, was less than the maximum amount allowable by law.

     Employee Stock Purchase Plan
     ----------------------------

     The Company has an Employee Stock Purchase Plan ("ESPP") under which eligible employees may purchase registered shares of common stock at 85% of the market price for such shares. An aggregate of 200,000 shares of common stock are authorized for issuance under the ESPP which was established in 1997. Any shares purchased under the ESPP are subject to a two year lock-up. ESPP purchases amounted to 8,048 shares in 2009, 5,281 shares in 2008, and 4,492 shares in 2007.

     401(k) Plan
     -----------

     The Company has a 401(k) Plan ("401(k)") which covers employees who are members of a collective bargaining unit as well as management employees. Contributions to employees' 401(k) accounts are made from individual employees' payroll contributions. The Company is not liable for contributions, other than de minimus matching contributions for employees subject to collective bargaining agreements.

12. GATX Corporation

     On January 10, 2008, the Company entered into an agreement with GATX Corporation ("GATX") whereby GATX acquired 239,523 (approximately 4.99%) newly-issued shares of the Company's common stock for approximately $5.5 million to be utilized for capital improvements to enhance the Company's railroad lines. The parties also entered into an Exclusive Railcar Supply Agreement whereby GATX has the exclusive right to supply the Company with railcars for certain rail traffic on market-competitive terms. In addition, the Company exchanged 72 of its mill gondolas for 137 open-top hoppers owned by GATX, which exchange was accounted for as a purchase. The Company agreed to lease the 72 mill gondolas from GATX under operating leases for a period of up to 7 years at a minimum annual rental of $248 thousand through January 2015 and, as of December 31, 2009, the total remaining obligation under this lease was $1,245 thousand. Rental expense of $248 thousand and $241 thousand was incurred under this lease in 2009 and 2008, respectively. In addition to the lease of the gondolas, which is a fixed-rent, fixed-term lease, the Company also entered into a 7 year "per-diem" lease of 200 auto carrying railcars, for which the Company is obligated to remit car-hire revenues only. In 2009, the car-hire earned from other railroads and remitted to GATX was approximately $744 thousand.


13.  Preferred Stock

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

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with our independent registered public accounting firm, Deloitte & Touche LLP.

Item 9A. (T) Controls and Procedures
------------------------------------

Management's Report Regarding the Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, the Company's disclosure controls and procedures were effective. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Management's Evaluation Regarding the Effectiveness of Internal Controls and Procedures

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

Management's annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
--------------------------

The Company did not fail to file any reports required to be filed on Form 8-K for the last fiscal quarter.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance
---------------------------------------------------------------

For information with respect to the directors of the Company, see pages 2 through 8 and 10 through 13 of the Company's definitive proxy statement for the 2010 annual meeting of its shareholders, which pages are incorporated herein by reference

The following are the executive officers of the Company:


                                                 Date of First
Name                       Age      Position  Election to Office
----                       ---      --------  ------------------
Robert H. Eder              77      Chairman         1980
P. Scott Conti              52      President        2005
David F. Fitzgerald         59      Vice President   2005
Frank K. Rogers             48      Vice President   2005
Elizabeth A. Deforge        46      Treasurer        2009
Marie A. Angelini           51      Secretary        2007

Until December of 2009 the Company's Treasurer was Robert J. Easton. Mr. Easton retired on December 11, 2009.

Any officer elected or appointed by the Company's Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors. Mr. Conti served as Vice President from March 1999 until his election as President in 2005. Upon joining the Company in 1988, he served as Engineering Manager through December 1997, and then as Chief Engineer from 1998 until March 1999. Mr. Fitzgerald joined the Company in 1973 and served as Superintendent of Transportation prior to his promotion to Vice President in 2005. Mr. Rogers joined the Company in 1994 and served as Director of Marketing prior to his promotion to Vice President in 2005. Ms. Deforge joined the Company in 2000 and served as Assistant Controller and Manager of Taxes prior to her promotion to Treasurer in 2009. Ms. Angelini joined the Company in 2005 and served as Assistant General Counsel prior to her promotion to General Counsel and election as Secretary in 2007.

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

Item 11. Executive Compensation
-------------------------------

See pages 10 through 18 of the Company's definitive proxy statement for the 2010 annual meeting of its shareholders, which pages are incorporated herein by reference.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

See page 9 of the Company's definitive proxy statement for the 2010 annual meeting of its shareholders, which pages are incorporated herein by reference.

                                     III-1

The following table sets forth information as of the end of the Company's most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                       Number of Securities                        Number of
                       To be Issued Upon     Weighted Average      Securities
                           Exercise of       Exercise Price of     Remaining
                       Outstanding Options  Outstanding Options  Available For
     Plan Category     Warrants and Rights  Warrants and Rights  Future Issuance
     -------------    --------------------  -------------------  ---------------

Equity compensation
plans approved by
security holders ...       51,530               $13.03              280,842

Equity compensation
plans not approved
by security holders.          N/A                  N/A              181,775

Total ..............       51,530               $13.03              462,617

Item  13.  Certain   Relationships   and  Related   Transactions   and  Director
--------------------------------------------------------------------------------
Independence
------------

See pages 2, 5-6, 8 and 18 of the Company's definitive proxy statement for the 2010 annual meeting of its shareholders which pages are incorporated herein by reference

Item 14. Principal Accounting Fees and Services
-----------------------------------------------

See pages 18-19 of the Company's definitive proxy statement for the 2010 annual meeting of its shareholders which pages are incorporated herein by reference.

                                      III-2

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------


(a)  (1)  All financial statements:
          An index of financial statements is included in Item 8, page II- 13 of this annual report.

     (2)  Financial  Statement  schedule:
          Schedule II Valuation and Qualifying Accounts..........Page IV-3

          All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or the notes thereto.

     (3)  Listing of Exhibits.

          3.1  Articles of Incorporation,  as amended, incorporated by reference
               from  the   Company's   Registration   Statement   on  Form  S-1,
               Registration No. 333-46433

          3.2 By-laws, as amended, incorporated by reference from the Company's Registration Statement on Form S-8, Registration No. 333-02975

          10.1 Business Loan Agreement dated June 25, 2009 between the Registrant and Commerce Bank & Trust Company, incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

          10.2 Common Stock Purchase Agreement dated January 10, 2008 between the Registrant and GATX Corporation, incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

          10.3 Exclusive Railcar Supply Agreement dated January 10, 2008 between the Registrant and GATX Corporation, incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

          10.4 Registration Rights Agreement dated January 10, 2008 between the Registrant and GATX Corporation, incorporated by reference from the Company's Quarterly Report on Form 10- Q for the quarter ended March 31, 2008

          10.5 Non-Qualified Stock Option Plan (incorporated by reference from the Company's Registration Statement on Form S-1 Registration No. 33-46433


          23   Consent of Independent Registered Public Accounting Firm.

          31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                               /s/ Robert H. Eder
                               ------------------

                                By Robert H. Eder
                             Chief Executive Officer
                              Dated: March 26, 2010



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                Title                  Date
     ---------                -----                  ----
/s/ Robert H. Eder
________________________ Chief Executive        March 26, 2010
Robert H. Eder           Officer
                         and Chairman
                         (Principal
                         Executive Officer)
/s/ P. Scott Conti
________________________ President and          March 26, 2010
P. Scott Conti           Director
                         (Chief Operating
                         Officer)
/s/ Elizabeth A. Deforge
________________________ Treasurer              March 26, 2010
Elizabeth A. Deforge     (Principal financial
                         officer and principal
                         accounting officer)
/s/ Richard W. Anderson
________________________ Director               March 26, 2010
Richard W. Anderson
/s/ Frank W. Barrett
________________________ Director               March 26, 2010
Frank W. Barrett
/s/ J. Joseph Garrahy
________________________ Director               March 26, 2010
J. Joseph Garrahy
/s/ John J. Healy
________________________ Director               March 26, 2010
John J. Healy

                                                                     SCHEDULE II

                    PROVIDENCE AND WORCESTER RAILROAD COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
                              (IN THOUSAND DOLLARS)

         Column A        Column B    Column C Additions    Column D   Column E
         --------        --------    ------------------    --------   --------
                                      (1)        (2)
                         Balance   Charged to Charged to              Balance
                            at     costs and    other                  at end
       Description      beginning   expenses   accounts                  of
                        of period              describe   Deductions   period
Allowance for doubtful
 accounts:
Year ended
 December 31, 2009.....   $130         $  0                  $ 60        $70
                          ====         ====                  ====        ====
Year ended
 December 31, 2008.....   $150         $  6                  $ 26        $130
                          ====         ====                  ====        ====
Year ended
 December 31, 2007.....   $175         $  0                  $ 25        $150
                          ====         ====                  ====        ====

                                                                      EXHIBIT 23




CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-65937, 333-65949, and 333-21617 each on Form S-8 of our report dated March 26, 2010, relating to the financial statements and financial statement schedule of Providence and Worcester Railroad Company, appearing in this Annual Report on Form 10-K of Providence and Worcester Railroad Company for the year ended December 31, 2009.


/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
March 26, 2010

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

DATE:  March 26, 2010
                                         /s/ Robert H. Eder
                                     By:
                                         ------------------------------
                                         Robert H. Eder
                                         Chairman of the Board
                                          and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

DATE:  March 26, 2010
                                         /s/ Elizabeth A. Deforge
                                     By:
                                         ------------------------------
                                         Elizabeth A. Deforge
                                         Treasurer and Chief
                                          Financial Officer

                                                                      EXHIBIT 32



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providence and Worcester Railroad Company (the Company) on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                 /s/ Robert H. Eder

                       ----------------------------------------
                                Robert H. Eder,
                                Chairman of the Board and Chief
                                Executive Officer
                                March 26, 2010

                                                                    EXHIBIT 32.1



                    PROVIDENCE AND WORCESTER RAILROAD COMPANY
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providence and Worcester Railroad Company (the Company) on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Elizabeth A. Deforge, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of Section 13(a) or 15
          (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                 /s/ Elizabeth A. Deforge

                       ----------------------------------------
                                Elizabeth A. Deforge,
                                Treasurer and Chief Financial Officer
                                March 26, 2010