Form 10-Q
period 2010-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2010-05-14
CIK 831968

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Registrant’s telephone number, including area code (508) 755-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 14, 2010, the registrant has 4,816,464 shares of common stock, par value $.50 per share, outstanding

PROVIDENCE AND WORCESTER RAILROAD COMPANY

Index to Quarterly Report on Form 10-Q

Part I – Financial Information

Item 1 – Financial Statements (Unaudited):

Condensed Balance Sheets – March 31, 2010 (Unaudited) and December 31, 2009	3

Condensed Statements of Operations – Three Months Ended March 31, 2010 and 2009 (Unaudited)	4

Condensed Statements of Cash Flows – Three Months Ended March 31, 2010 and 2009 (Unaudited)	5

Notes to Condensed Financial Statements (Unaudited)	6

Item 2–Management’s Discussion and Analysis of Financial Condition and Results of Operations	9–12

Item 3 –Quantitative and Qualitative Disclosures about Market Risk	13

Item 4 – Controls and Procedures	13

Part II – Other Information:

Item 5 Reports on Form 8-K	14

Item 6 Exhibits	14

Signatures	15

Part I – Financial Information

Item 1.  Financial Statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED BALANCE SHEETS (Unaudited)
 (Dollars in Thousands Except Per Share Amounts)

ASSETS
	MARCH 31,	DECEMBER 31,
	2010	2009

Current Assets:
Cash and cash equivalents	$622	$157
Accounts receivable, net of allowance for doubtful accounts of $70 in 2010 and 2009	2,967	2,862
Materials and supplies	521	602
Prepaid expenses and other current assets	191	343
Deferred income taxes	376	322
Total Current Assets	4,677	4,286
Property and Equipment, net	80,658	81,114
Land Held for Development	12,457	12,457
Total Assets	$97,792	$97,857

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Borrowings under line of credit	$1,000	$—
Accounts payable	3,215	3,317
Accrued expenses	1,629	1,523
Total Current Liabilities	5,844	4,840
Deferred Income Taxes	11,369	11,659
Deferred Grant Income	8,047	8,111
Other	42	—
Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2010 and 2009	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,816,464 shares in 2010 and 4,812,613 shares in 2009	2,408	2,406
Additional paid-in capital	36,989	36,879
Retained earnings	33,061	33,930
Total Shareholders’ Equity	72,490	73,247
Total Liabilities and Shareholders’ Equity	$97,972	$97,857

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
 (Dollars in Thousands Except Per Share Amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Operating Revenues	$6,170	$4,941
Other Income	128	145
Total Revenues	6,298	5,086

Operating Expenses:
Maintenance of way and structures	1,231	1,257
Maintenance of equipment	832	1,053
Transportation	2,217	1,970
General and administrative	1,299	1,206
Depreciation	776	735
Taxes, other than income taxes	608	587
Car hire, net	174	151
Employee retirement plans	58	61
Track usage fees	120	128
Total Operating Expenses	7,315	7,148
Loss before Income Tax Benefit	(1,017)	(2,062)
Income Tax Benefit	(344)	(680)
Net Loss	(673)	(1,382)

Preferred Stock Dividends	3	3
Net Loss Attributable to Common Shareholders	$(676)	$(1,385)

Basic and Diluted Loss Per Common Share	$(.14)	$(.29)
Weighted-Average Common Shares Outstanding
For basic	4,814,006	4,803,010
For diluted	4,814,006	4,803,010

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
 (Dollars in Thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(673)	$(1,382)
Adjustments to reconcile net loss to net cash flows from (used in) operating activities:
Depreciation	776	735
Amortization of deferred grant income	(64)	(64)
Gains from sale and disposal of property, equipment and easements, net	—	(11)
Deferred income taxes benefit	(344)	(680)
Share-based compensation	94	56
Increase (decrease) in cash from:
Accounts receivable	(105)	1,978
Materials and supplies	81	201
Prepaid expenses and other current assets	152	211
Accounts payable and accrued expenses	46	(148)
Net cash flows from (used in) operating activities	(37)	896

Cash flows from Investing Activities:
Purchase of property and equipment	(319)	(733)
Proceeds from sale of property, equipment and easements	—	11
Net cash flows (used in) investing activities	(319)	(722)

Cash Flows from Financing Activities:
Borrowings under line of credit	1,000	—
Dividends paid	(196)	(196)
Issuance of common shares for stock options exercised and employee stock purchases	17	19
Net cash flows from (used in) financing activities	821	(177)

Increase (Decrease) in Cash and Cash Equivalents	465	(3)
Cash and Cash Equivalents, Beginning of Period	157	876
Cash and Cash Equivalents, End of Period	$622	$873
Supplemental Disclosures:
Cash paid during year for interest	$7	$—
Cash paid (received) during year for income taxes, net	$—	$—

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Dollars in Thousands Except Per Share Amounts)

1.
In the opinion of management, the accompanying interim financial statements of the Providence and Worcester Railroad Company (the “Company”) contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009.  Results for interim periods may not be necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

2.	Recent Accounting Pronouncements:

In January 2010, the FASB issued new guidance to enhance disclosure requirements related to fair value measurements by requiring certain new disclosures and clarifying certain existing disclosures.  This new guidance requires disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 recurring fair value measurements and the reasons for the transfers.  In addition, the new guidance requires additional information related to activities in the reconciliation of Level 3 fair value measurements.  The new guidance also expands the disclosures related to the disaggregation of assets and liabilities and information about inputs and valuation techniques.  The new guidance related to Level 1 and Level 2 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2009 and the new guidance related to Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010 and interim periods during those fiscal years.  Effective January 1, 2010, the Company adopted the new guidance related to Level 1 and Level 2 fair value measurements.  The Company’s adoption of the new guidance did not have a material impact on its condensed financial statements and related notes.

3.	Changes in Shareholders’ Equity:
			Additional		Total
	Preferred	Common	Paid-in	Retained	Shareholders’
	Stock	Stock	Capital	Earnings	Equity
Balance December 31, 2009	$32	$2,406	$36,879	$33,930	$73,247
Issuance of 3,851 common shares for employee stock purchases, stock options exercised and employee stock awards		2	40		42
Share-based compensation, options granted			70		70
Dividends:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.04 per share				(193)	(193)
Net loss for the period				(673)	(673)
Balance March 31, 2010	$32	$2,408	$36,989	$33,061	$72,490

4.	Revolving Line of Credit:

In June 2009 the Company obtained a revolving line of credit facility in the amount of $5 million from a commercial bank expiring on June 25, 2011. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate ("LIBOR") with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets.  $1 million was outstanding under this line of credit at March 31, 2010. The carrying value of the Company’s Revolving Credit Facility approximated its fair value at March 31, 2010.

5.	Other Income:
	2010	2009
Gains from sale and disposal of property, equipment and easements, net	$—	$11
Rentals	127	133
Interest	1	1
	$128	$145

6.	Loss per Common Share:

Basic (loss) income per common share is computed using the weighted-average number of common shares outstanding during each period.  Diluted loss per common share reflects the effect of the Company’s outstanding convertible preferred stock and stock options except where such items would be anti-dilutive.

A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

	2010	2009
Weighted-average shares for basic	4,814,006	4,803,010
Dilutive effect of convertible preferred stock and stock options	—	—
Weighted-average shares for diluted	4,814,006	4,803,010

Preferred stock convertible into 64,000 shares of common stock at the rate of 100 shares of common stock for each one share of Preferred Stock was outstanding during the quarters ended March 31, 2010 and 2009.  In addition, options to purchase 57,544 and 51,960 shares of common stock were outstanding during the quarters ended March 31, 2010 and 2009, respectively.  These Common Stock equivalents were not included in the computation of the diluted loss per share in either of the quarters because their effect would be anti-dilutive.

7.	Commitments and Contingent Liabilities:

The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

On January 29, 2002, the Company received a “Notice of Potential Liability” from the United States Environmental Protection Agency (“EPA”) regarding an existing Superfund Site that includes the J.M. Mills Landfill in Cumberland, Rhode Island.  EPA sends these “Notice” letters to potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).  EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Site.  Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762,000) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site.  The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site.  At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study (“RI/FS”) phase of the clean-up at the Site, which will take approximately two or more years to complete.  After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice letters (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs).  On December 15, 2003, the EPA issued a second “Notice of Potential Liability” letter to the Company regarding the Site.  EPA again identified the Company as a PRP, this time because EPA “believes that [the Company] accepted hazardous substance for transport to disposal or treatment facilities and selected the site for disposal.”  The Company responded again to EPA stating that it is interested in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site.  The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA and, therefore, no liability has been accrued for this matter.

In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L, on December 18, 2002.  The Company was one of about sixty parties named by Plaintiffs, in this suit, to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site.  Plaintiffs alleged that the Company is liable under 42 U.S.C. § 961(a)(3) of CERCLA as an “arranger” or “generator” of waste that ended up at the Site.  The Company entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs’ claims.  Although the Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site, the Company paid $45,000 to settle this suit in March 2006.

8.	Dividends:

On April 28, 2010, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable May 26, 2010 to shareholders of record May 12, 2010.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MDA”) which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent the Company’s present expectations or beliefs concerning future events.  The Company cautions, however, that actual results could differ materially from those indicated in MDA.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) defines critical accounting policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report on Form 10-K.  Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates.  We continue to monitor our accounting policies to ensure proper application of current rules and regulations.  There have been no significant changes to these policies as discussed in our Annual Report on  Form 10-K for the fiscal year ended December 31, 2009.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitations, statements concerning the conditions in our industry and our operations, economic performance and financial condition, including, in particular, statements relating to our business and strategy.  The words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe,” and other similar expressions are intended to identify forward-looking statements and information although not all forward-looking statements include these identifying words.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.  These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties.

In particular, our business might be affected by uncertainties affecting the railroad and transportation industry generally as well as the following, among other factors:

•	general economic, financial and political conditions, including downturns affecting the railroad industry and credit markets;
•	our ability to comply with financial and non-financial covenants contained in our revolving line of credit;
•	limitations and restrictions on the operation of our business contained in the documents governing our indebtedness;
•	increases in transportation costs, including fuel prices, which in some instances may not be passed on to customers;
•	competitive pressures, including changes in competitors’ pricing;
•	our ability to generate cash flows to invest in the operation of our business;
•	our dependence upon our key executives and other key employees;

Recent Accounting Pronouncements

In January 2010, the FASB issued new guidance to enhance disclosure requirements related to fair value measurements by requiring certain new disclosures and clarifying certain existing disclosures.  This new guidance requires disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 recurring fair value measurements and the reasons for the transfers.  In addition, the new guidance requires additional information related to activities in the reconciliation of Level 3 fair value measurements.  The new guidance also expands the disclosures related to the disaggregation of assets and liabilities and information about inputs and valuation techniques.  The new guidance related to Level 1 and Level 2 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2009 and the new guidance related to Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010 and interim periods during those fiscal years.  Effective January 1, 2010, the Company adopted the new guidance related to Level 1 and Level 2 fair value measurements.  The Company’s adoption of the new guidance did not have a material impact on its condensed financial statements and related notes.

Results of Operations

The following table sets forth the Company’s operating revenues by category in dollars and as a percentage of operating revenues:
Three Months Ended March 31,
2010	2009
(In thousands, except percentages)

Freight Revenues:
Conventional carloads	$5,648	91.5%	$4,402	89.1%
Containers	150	2.4	255	5.2
Other freight related	132	2.2	187	3.8
Other operating revenues	240	3.9	97	1.9
Total	$6,170	100.0%	$4,941	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues:

Three Months Ended March 31,
2010	2009
(In thousands, except percentages)

Salaries, wages, payroll taxes and employee benefits	$3,877	62.8%	$3,852	78.0%
Casualties and insurance	337	5.5	221	4.5
Depreciation	776	12.6	735	14.9
Diesel fuel	555	9.0	427	8.6
Car hire, net	174	2.8	151	3.0
Purchased services, including legal and professional fees	512	8.3	485	9.8
Repair and maintenance of equipment	216	3.5	572	11.6
Track and signal materials	166	2.7	282	5.7
Track usage fees	120	1.9	128	2.6
Other materials and supplies	198	3.2	290	5.9
Other	544	8.8	498	10.1
Total	7,475	121.1	7,641	154.7
Less capitalized and recovered costs	160	2.6	493	10.0
Total	$7,315	118.5%	$7,148	144.7%

Operating Revenues:

Operating revenues increased $1.3 million, or 24.9% to $6.2 million in the first quarter of 2010 from $4.9 million in the first quarter of 2009.  This increase is a combined result of $1.2 million (28.3%) increase in conventional freight revenues, a $105,000 (41.2%) decrease in container freight revenues, a $55,000 (29.4%) decrease in other freight related revenues and a $143,000 (147.4%) increase in other operating revenues.

The increase in conventional freight revenues is attributable to a 55.3% increase in traffic volume, offset by a 18.9% decrease in the average revenue received per conventional carloading.  The Company’s conventional carloadings increased by 2,631 to 7,388 in the first quarter of 2010 from 4,757 in 2009.

Shipments of most commodities handled by the Company increased during the first quarter of 2010.  This increase is primarily attributable to the improving market conditions.  The modest decrease in the average revenue received per conventional carloading is the result of a shift in the mix of commodities, as well as some rate changes.  While the Company’s traffic volume showed marked improvement during the first quarter of 2010, management cannot ensure that market conditions will continue to improve enough to enable the Company to return to profitable operations.

The decrease in container freight revenues is the result of a 36.9% decline in traffic volume and a 7.7% decrease in the average revenue received per container.  Container traffic volume decreased by 1,353 containers to 2,314 in the first quarter of 2010 from 3,667 in 2009.  This decline in traffic continues a trend which began in 2007 in which cross country container traffic to the East Coast has been shifted from rail to all water routes.  This trend, along with current economic conditions, has contributed to the decrease in the average revenue received per container.

The decrease in other freight-related revenues is the result of a decrease in switching income, offset by increases in demurrage billings and weighing revenue.  The increase in demurrage billings is consistent with the increase in conventional traffic volume.

The increase in other operating revenues reflects increased maintenance department billings for services rendered to freight customers and other outside parties.

Other Income:

The net change in other income is primarily due to the $6,000 decrease in rental income.
.

Operating Expenses:

Operating expenses for the first quarter of 2010 increased by $167,000, or 2.3%, to $ 7.3 million from $7.1 million in the first quarter of 2009.  Approximately eighty percent of this increase consists of a $128,000 increase in the cost of diesel fuel due to increased usage due to the increased traffic volume.  Decreases in other operating expenses were somewhat offset by increases in casualties and purchased services.

Income Tax Benefit:

The income tax benefit for the first quarter of 2010 and 2009 is approximately 33% of the pre-tax loss.  This is the effective tax benefit which the Company expects to realize.

Liquidity and Capital Resources

During first quarter 2010, the Company used $37,000 of cash from operating activities.  Changes in working capital increased cash flow from operating activities by $597,000. During first quarter 2009, the Company generated $896,000 of cash from operating activities.  Changes in working capital increased cash flow from operating activities by $2.0 million in 2009.

During first quarter 2010 and 2009, the Company’s cash flows used in investing activities were $319,000 and $722,000, respectively.  For 2010 and 2009, primary drivers of cash used in investing activities were capital expenditures.

During first quarter 2010, the Company’s cash flows from financing activities were $821,000.  For 2010, primary drivers of cash flows from financing activities were $1.0 million for borrowings under line of credit and payment of dividends of $196,000.  During first quarter 2009, the Company’s cash flows used in financing activities were $177,000.  For 2009, primary drivers of the cash flows used in financing activities were $196,000 for the payment of dividends.

The Company has a $5.0 million dollar revolving line of credit with its principal bank that is due to expire on June 25, 2011 of which $4 million is still available as of March 31, 2010.  If for some reason the Company should not be successful in renewing or replacing this credit line, management believes that cash generated from operations during the remainder of the year will be sufficient to fund its operations, capital additions and dividend requirements.

Seasonality

Historically, the Company’s operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Equivalents

As of March 31, 2010, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less.  In addition, the Company’s revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and three- quarters percent over the thirty, sixty or ninety day London Interbank Offered Rates (“LIBOR”) with a LIBOR floor of one and one-quarter percent.  The Company pays no commitment fee on this line, and has no compensating balance requirements.  The Company had borrowings of $1.0 million outstanding pursuant to the revolving line of credit agreement at March 31, 2010.  The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations, and cash flows should not be material.

Item 4. Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of March 31, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in ensuring that information to be disclosed by us in the reports that we file or submit under Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We continually seek ways to improve the effectiveness and efficiency of our internal controls over the financial reporting, resulting in frequent process refinement.  However, there have been no changes in our internal control over financial reporting that occurred during our last fiscal period to which this Quarterly Report on Form 10Q for the quarter ended March 31, 2010 relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 5.	Reports on Form 8-K

(a)	No reports on Form 8-K were filed during the quarter ended March 31, 2010.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of Chairman of the Board and Chief Executive Officer and Treasurer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVIDENCE AND WORCESTER
RAILROAD COMPANY

By: /s/ Robert H. Eder
_____________________________________
Robert H. Eder
Chairman of the Board and Chief Executive Officer

By: /s/ Elizabeth A. Deforge
_____________________________________
Elizabeth A. Deforge
Treasurer and Principal Financial Officer

DATED:  May 14, 2010

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

4.      The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

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

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

DATE:  May 14, 2010
By: /s/ Robert H. Eder
_____________________________________
Robert H. Eder
Chairman of the Board and Chief Executive Officer

EXHIBIT 31.2

Providence and Worcester Railroad Company
Certification Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, ELIZABETH A. DEFORGE certify that:

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

4.      The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

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

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

DATE:  May 14, 2010
By: /s/ Elizabeth A. Deforge
_____________________________________
Elizabeth A. Deforge
Treasurer and Principal Financial Officer

                                                                                                                                          EXHIBIT 32

PROVIDENCE AND WORCESTER RAILROAD COMPANY
CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended March 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Robert H. Eder
_____________________________________
Robert H. Eder
Chairman of the Board and Chief Executive Officer
May 14, 2010

                                                                                                                                          EXHIBIT 32.1

PROVIDENCE AND WORCESTER RAILROAD COMPANY
CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended March 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Elizabeth A. Deforge, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Elizabeth A. Deforge
_____________________________________
Elizabeth A. Deforge
Treasurer and Chief Financial Officer
May 14, 2010