Form 10-Q
period 2010-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2010-08-13
CIK 831968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
 Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 1, 2010, the registrant has 4,818,317 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

Index to Quarterly Report on Form 10-Q

Part I – Financial Information

Item 1 –Financial Statements (Unaudited):

Condensed Balance Sheets – June 30, 2010 and December 31, 2009 (unaudited)	3

Condensed Statements of Operations – Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)	4

Condensed Statements of Cash Flows – Six Months Ended June 30, 2010 and 2009 (Unaudited)	5

Notes to Condensed Financial Statements (Unaudited)	6-9

Item 2 –Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3 –Quantitative and Qualitative Disclosures about Market Risk	15

Item 4T –Controls and Procedures	16

Part II – Other Information:

Item 5 –Reports on Form 8-Q	17

Item 6 Exhibits	17

Signatures	18

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

ASSETS
	JUNE 30,	DECEMBER 31,
	2010	2009
Current Assets:
Cash and cash equivalents	$224	$157
Accounts receivable, net of allowance for doubtful accounts of $70 in 2010 and 2009	5,153	2,862
Materials and supplies	539	602
Prepaid expenses and other current assets	14	343
Deferred income taxes	278	322
Total Current Assets	6,208	4,286
Property and Equipment, net	80,459	81,114
Land Held for Development	12,457	12,457
Total Assets	$99,124	$97,857

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Borrowings under line of credit	$1,000	$—
Accounts payable	3,197	3,317
Accrued expenses	2,961	1,523
Total Current Liabilities	7,158	4,840
Deferred Income Taxes	11,377	11,659
Deferred Grant Income	7,982	8,111
Other	41	—
Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2010 and 2009	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,818,297 shares in 2010 and 4,812,613 shares in 2009	2,409	2,406
Additional paid-in capital	37,007	36,879
Retained earnings	33,118	33,930
Total Shareholders’ Equity	72,566	73,247
Total Liabilities and Shareholders’ Equity	$99,124	$97,857

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Operating Revenues	$7,607	$6,111	$13,777	$11,052
Other Income	282	1,189	410	1,334
Total Revenues	7,889	7,300	14,187	12,386

Operating Expenses:
Maintenance of way and structures	1,428	909	2,670	2,166
Maintenance of equipment	732	817	1,561	1,870
Transportation	2,293	2,099	4,478	4,069
General and administrative	1,296	1,183	2,620	2,389
Depreciation	776	772	1,552	1,507
Taxes, other than income taxes	622	609	1,230	1,196
Car hire, net	200	153	374	304
Employee retirement plans	56	61	113	122
Track usage fees	131	130	251	258

Total Operating Expenses	7,534	6,733	14,849	13,881

Income (Loss) before Income Taxes	355	567	(662)	(1,495)
Income Tax Provision (Benefit)	106	245	(238)	(435)

Net Income (Loss)	249	322	(424)	(1,060)

Preferred Stock Dividends	—	—	3	3

Net Income (Loss) Attributable to Common Shareholders	$249	$322	$(427)	$(1,063)

Basic and Diluted Income (Loss) Per Common Share	$.05	$.07	$(.09)	$(.22)

Weighted-Average Common Shares Outstanding:
For basic	4,816,484	4,805,754	4,815,252	4,804,389
For diluted	4,923,213	4,875,021	4,815,252	4,804,389

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(424)	$(1,060)
Adjustments to reconcile net loss to net cash flows from (used in) operating activities:
Depreciation	1,553	1,507
Amortization of deferred grant income	(130)	(128)
Gains from sale and disposal of property, equipment and easements, net	—	(66)
Deferred income taxes benefit	(238)	(435)
Share-based compensation	94	81
Increase (decrease) in cash from:
Accounts receivable	(2,291)	1,881
Materials and supplies	63	71
Prepaid expenses and other current assets	329	420
Accounts payable and accrued expenses	1,360	181
Net cash flows from operating activities	316	2,452

Cash flows from Investing Activities:
Purchase of property and equipment	(897)	(1,606)
Proceeds from sale of property, equipment and easements	—	66
Net cash flows (used in) investing activities	(897)	(1,540)

Cash Flows from Financing Activities:
Borrowings under line of credit	1,000	—
Dividends paid	(388)	(389)
Issuance of common shares for stock options exercised and employee stock purchases	36	38
Net cash flows from (used in) financing activities	648	(351)

Increase (Decrease) in Cash and Cash Equivalents	67	561
Cash and Cash Equivalents, Beginning of Period	157	876
Cash and Cash Equivalents, End of Period	$224	$1,437
Supplemental Disclosures:
Cash paid during year for interest	$32	$—
Cash paid (received) during year for income taxes, net	$—	$—

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Dollars in Thousands Except Per Share Amounts)

1.
In the opinion of management, the accompanying interim financial statements of the Providence and Worcester Railroad Company (the “Company”) contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for the six months ended June 30, 2010 and 2009.  Results for interim periods may not be necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

There were no accounting standards adopted during the three months ended June 30, 2010 that had a material impact on our condensed consolidated financial statements. Other new pronouncements issued but not effective until after June 30, 2010 are not expected to have a significant effect on our condensed consolidated financial position or results of operations.

3.	Changes in Shareholders’ Equity:

			Additional		Total
	Preferred	Common	Paid-in	Retained	Shareholders’
	Stock	Stock	Capital	Earnings	Equity
Balance December 31, 2009	$32	$2,406	$36,879	$33,930	$73,247
Issuance of 5,684 common shares for employee stock purchases, stock options exercised and employee stock awards		3	58		61
Share-based compensation, options granted			70		70
Dividends:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.04 per share				(385)	(385)
Net loss for the period				(424)	(424)
Balance June 30, 2010	$32	$2,409	$37,007	$33,118	$72,566

4.	Revolving Line of Credit:

In June 2009 the Company obtained a revolving line of credit facility in the amount of $5 million from a commercial bank expiring on June 25, 2011. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate ("LIBOR") with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. At June 30, 2010, $1 million was outstanding under this line of credit. The carrying value of the Company’s Revolving Credit Facility approximated its fair value at June 30, 2010.

5.	Other Income:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Gains from sale and disposal of property, equipment and easements, net	$—	$55	$(43)	$66
Rentals	187	184	348	317
Interest	—	—	—	1
Other	95	950	105	950
	$282	$1,189	$410	$1,334

6.	Income (Loss) per Common Share:

Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding during each period.  Diluted income (loss) per common share reflects the effect of the Company’s outstanding convertible preferred stock and stock options except where such items would be antidilutive.

A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted-average shares for basic	4,816,484	4,805,754	4,815,252	4,804,389
Dilutive effect of convertible preferred stock and stock options	70,234	69,267	—	—

Weighted-average shares for diluted	4,923,213	4,875,021	4,815,252	4,804,389

Preferred Stock convertible into 64,000 shares of common stock at the rate of 100 shares of common stock for each one share of Preferred Stock was outstanding for the six-month periods ended June 30, 2010 and 2009.  In addition, options to purchase 55,952 and 51,960 shares of common stock were outstanding for the six-month periods ended June 30, 2010 and 2009, respectively.  These common stock equivalents were not included in the computation of the diluted loss per share for these six-month periods because their effect would be antidilutive.

Options to purchase 51,310 shares of common stock were outstanding for the three-month period ended June 30, 2010.

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

On July 28, 2010, the Company declared a dividend of $.04 per share on its outstanding common stock payable August 23, 2010 to shareholders of record as of August 9, 2010.

                                                 *                    *                    *

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

In particular, our business might be affected by uncertainties affecting the railroad and transportation industry generally as well as the following, among other factors:

•	general economic, financial and political conditions, including downturns affecting the railroad industry and credit markets;
•	our ability to comply with financial and non-financial covenants contained in our revolving line of credit;
•	limitations and restrictions on the operation of our business contained in the documents governing our indebtedness;
•	increases in transportation costs, including fuel prices, which in some instances may not be passed on to customers;
•	competitive pressures, including changes in competitors’ pricing;
•	our ability to generate cash flows to invest in the operation of our business;
•	our dependence upon our key executives and other key employees.

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

There were no accounting standards adopted during the three months ended June 30, 2010 that had a material impact on our condensed consolidated financial statements. Other new pronouncements issued but not effective until after June 30, 2010 are not expected to have a significant effect on our condensed consolidated financial position or results of operations.

Results of Operations

The following table sets forth the Company’s operating revenues by category in dollars and as a percentage of operating revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	(In thousands, except percentages)
Freight Revenues:
Conventional carloads	$6,844	90.0%	$5,685	93.0%	$12,492	90.7%	$10,087	91.3%
Containers	157	2.1	171	2.8	307	2.2	426	3.9
Other freight related	245	3.2	128	2.1	377	2.7	315	2.8
Other Operating Revenues	361	4.7	127	2.1	601	4.4	224	2.0
Total	$7,607	100.0%	$6,111	100.0%	$13,777	100.0%	$11,052	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	(In thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$3,787	48.9%	$3,892	63.7%	$7,663	55.6%	$7,744	70.1%
Casualties and insurance	255	3.4	315	5.2	592	4.3	536	4.8
Depreciation	776	10.2	772	12.6	1,551	11.3	1,507	13.6
Diesel fuel	715	9.4	457	7.5	1,271	9.2	884	8.0
Car hire, net	200	2.6	153	2.5	374	2.7	304	2.8
Purchased services, including legal and professional fees	647	8.5	566	9.3	1,159	8.4	1,051	9.5
Repair and maintenance of equipment	356	4.7	394	6.4	572	4.2	966	8.7
Track and signal materials	564	7.4	364	6.0	731	5.3	646	5.9
Track usage fees	131	1.7	130	2.1	251	1.8	258	2.3
Other materials and supplies	148	2.9	211	3.5	347	2.5	501	4.5
Other	460	6.0	425	6.9	1,003	7.3	923	8.4

Total	8,039	105.7	7,679	125.7	15,514	112.6	15,320	138.6
Less capitalized and recovered costs	505	6.6	945	15.5	665	4.8	1,439	13.0
Total	$7,534	99.1%	$6,733	110.2%	$14,849	107.8%	$13,881	125.6%

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Operating Revenues:

Operating revenues increased $2.7 million, or 24.7%, to $13.8 million in the six months ended June 30, 2010 from $11.1 million in 2009.  This increase is the result of a $2.4 million (23.8%) increase in conventional freight revenues, a $62,000 (19.7%) increase in other freight-related revenues, and a $377,000 (168.3%) increase in other operating revenues, offset by a $119,000 (27.9%) decrease in container freight revenues.

The increase in conventional freight revenues results from a 36.5% increase in traffic volume, offset by a (9.5%) reduction in the average revenue received per conventional carloading.  The Company’s conventional carloadings increased by 4,678 to 17,498 in the first six months of 2010 from 12,820 in 2009.

The number of shipments of most commodities handled by the Company increased during the first six months of 2010. This was driven by a modest recovery amongst base customers as well as new accounts, such as plastics transfer and distribution. Particular strength was seen in the shipments of ethanol, up 1,580 carloads and construction aggregates, up 778 carloads, destined primarily for the New York Metropolitan and Long Island markets. Automobile shipments increased during the period with a third manufacturer using the Company’s services as well as an increase in volume with an existing manufacturer. Coal shipments during the period were flat with the first six months of 2010.

The decrease in container freight revenues is the result of a 21.5% decline in traffic volume and an 8.9% decrease in the average revenue received per container.  Container traffic volume decreased by 1,306 containers to 4,763 containers in the first six months of 2010 from 6,069 containers in 2009.  This decline in traffic volume continues a trend which began in 2007 in which cross country container traffic to the East Coast has been shifted from rail to all water routes.  Current economic conditions have further added to this decline in traffic.  The increase in the average revenue received per container is attributable to a change in the mix of traffic toward higher rated containers as well as contractual rate adjustments based upon railroad industry cost indices.

The small increase in other freight-related revenues results from an increase in miscellaneous revenue.
The increase in other-operating revenues reflects increase in maintenance department billings for services rendered to freight customers and other outside parties.

Other Income:

Other income decreased from $1.3 million in the first six months of 2009 to $410,000 in 2010. Other income for the period ended June 30, 2009 included $950,000 received for the settlement of certain legal proceedings and the granting of a permanent easement.

Operating Expenses:

Operating expenses for the first six months of 2010 increased by $968,000, or 6.3%, to $14.8 million from $13.9 million in 2009.  Increases in the cost of diesel fuel due to higher prices of petroleum products as well as increased usage due to the increased traffic volume accounted for $387,000 of this increase.  Increased operating costs were also due to an increase in maintenance charges and maintenance of way expenses as compared with the same period in 2009.

Provision for Income Taxes (Benefit):

The income tax benefit for the first six months of 2010 is equal to 35.95% of the pre-tax loss.  This effective rate reflects the federal income tax rate adjusted by the effect of non deductible expenses and state taxes.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Operating Revenues:

Operating revenues increased $1.5 million, or 24.5%, to $7.6 million in the second quarter of 2010 from $6.1 million in the second quarter of 2009.  This increase is the result of a $1.2 million (20.39%) increase in conventional freight revenues, a $117,000 (91.4%) increase in other freight-related revenues, and a $234,000 (184.3%) increase in other operating revenues, offset by a $13,971 (8.2%) decrease in container freight revenues.

The increase in conventional freight revenues is attributable to 25.4% increase in traffic volume, offset by a 8.3% decrease in the average revenue received per conventional carloading. The Company’s conventional carloadings increased by 2,047 to 10,110 in the second quarter of 2010 from 8,063 in 2009.  The reasons for the increase in conventional traffic volume and decrease in average revenue per carloading are as previously discussed for the six months ended June 30, 2010.

The decrease in container freight revenues is the result of a 2% decline in traffic volume and a 10.5% decrease in the average revenue received per container.  Container traffic volume decreased by 47 containers to 2,449 in the second quarter of 2010 from 2,402 in the second quarter of 2009.  The reasons for the decrease in traffic volume and the average revenue received per container during the second quarter are as previously discussed.

The number of shipments of most commodities handled by the Company for the three month period, ended June 30, 2010, increased. This was the result of an overall improvement in economic conditions, coupled with particular strength in the shipment of ethanol, specifically export product destined for the European Union and construction aggregates for the New York Metropolitan and Long Island Markets. Additional infrastructure investments by one of the Company’s aggregate shippers combined with enhanced operational coordination between the Company and the destination rail carrier enabled an overall increase in shipments.

Other Income:

Other income decreased from $1.2 million in the second quarter of 2009 to $282,000 in the second quarter of 2010, primarily due to June 2009 other income included $950,000 received for the settlement of certain legal proceedings and the granting of a permanent easement.

Operating Expenses:

Operating expenses for the second quarter of 2010 increased by $801,000, or 10.59%, to $7.5 million from $6.7 million in the second quarter of 2009.  The principal reasons for this overall increase were higher diesel fuel costs, in the amount of $258,000, increased traffic volume, higher maintenance charges and maintenance of way expenses as previously discussed.

Provision for Income Taxes:

The income tax provision for the second quarter of 2010 is equal to approximately 35.5% of pre-tax income.  This effective tax rate represents the federal income tax rate increased by the impact of state income taxes and non deductible expenses.

Liquidity and Capital Resources

During the six months ended June 30, 2010, the Company generated $316,000 of cash from operating activities.  Changes in working capital decreased cash flow from operating activities by $514,000.  During the six month period ending June 30 2010, accounts receivable increased by approximately $2.7 million. Of this increase, $2.3 million relates to monies due to the Company from its insurance carrier with respect to claims arising out of two derailments that occurred during the period. Of the $1.4 million increase in accrued expenses for the same period, $1.3 million relate to costs incurred by the Company relating to the derailments. The Company is insured for the derailments and total costs incurred to date equal $2.5 million, of which the Company expects to be reimbursed $2.3 million by its insurance carrier. During the first six months of 2009, the Company generated $2.5 million of cash from operating activities.

During the first six months of 2010 and 2009, the Company’s cash flows used in investing activities were $897,000 and $1.5 million, respectively.  For 2010 and 2009, primary drivers of cash used in investing activities were capital expenditures.

During the first six months of 2010, the Company’s cash flows from financing activities were $648,000.  For 2010, the primary drivers of cash flows from financing activities were $1.0 million for borrowings under line of credit and payment of dividends of $388,000.  During the first six months of 2009, the Company’s cash flows used in financing activities were $351,000.  For 2009, the primary driver of cash flows used in financing activities was payment of dividends of $351,000.

The Company has a $5.0 million dollar revolving line of credit with its principal bank that is due to expire on June 25, 2011, of which $4 million is still available as of June 30, 2010.  If for some reason the Company should not be successful in renewing or replacing this credit line, management believes that cash generated from operations during the remainder of the year will be sufficient to fund its operations, capital additions and dividend requirements.

Seasonality

Historically, the Company’s operating revenues are lower for the first half of the year due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Equivalents

As of June 30, 2010, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less.  In addition, the Company’s revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and three- quarters percent over the thirty, sixty or ninety day London Interbank Offered Rates (“LIBOR”) with a LIBOR floor of one and one-quarter percent.  The Company pays no commitment fee on this line, and has no compensating balance requirements.  The Company had borrowings of $1.0 million outstanding pursuant to the revolving line of credit agreement at June 30, 2010.  The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations, and cash flows should not be material.

Item 4T. Controls and Procedures

Our management with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of June 30, 2010.  Based on this evaluation, Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in ensuring that information to be disclosed by us in the reports that we file or submit under Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We continually seek ways to improve the effectiveness and efficiency of our internal controls over the financial reporting, resulting in frequent process refinement.  However, there have been no changes in our internal control over financial reporting that occurred during our last fiscal period to which this Quarterly Report on Form 10Q for the quarter ended June 30, 2010 relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 5.	Reports on Form 8-K

On April 29, 2010 the Company filed an 8-K reporting on the results of the annual meeting.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Interim Treasurer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of Chairman of the Board and Chief Executive Officer and Interim Treasurer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

By: /s/ Robert H. Eder
_____________________________________
Robert H. Eder
Chairman of the Board and Chief Executive Officer

By: /s/ Jade Y. Tsang
_____________________________________
Jade Y. Tsang
Interim Treasurer and Chief Financial Officer

DATED:  August 13, 2010

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

DATE:  August 13, 2010
By: /s/ Robert H. Eder
_____________________________________
Robert H. Eder
Chairman of the Board and Chief Executive Officer

EXHIBIT 31.2

Providence and Worcester Railroad Company
Certification Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, JADE Y. TSANG, certify that:

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

DATE:  August 13, 2010
By: /s/ Jade Y. Tsang
_____________________________________
Jade Y. Tsang
Interim Treasurer and Chief Financial Officer

                                                                                                                                          EXHIBIT 32

PROVIDENCE AND WORCESTER RAILROAD COMPANY
CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended June 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 13, 2010

                                                                                                                                          EXHIBIT 32.1

PROVIDENCE AND WORCESTER RAILROAD COMPANY
CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended June 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Jade Y. Tsang, Interim Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Jade Y. Tsang
_____________________________________
Jade Y. Tsang
Interim Treasurer and Chief Financial Officer
August 13, 2010