Form 10-Q
period 2010-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2010-11-12
CIK 831968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

As of November 9, 2010, the registrant had 4,820,022 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

Index to Quarterly Report on Form 10-Q

Part I – Financial Information

Item 1 –Financial Statements (Unaudited):

Condensed Balance Sheets – September 30, 2010 and December 31, 2009 (Unaudited)	3

Condensed Statements of Operations – Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	4

Condensed Statements of Cash Flows – Nine Months Ended September 30, 2010 and 2009 (Unaudited)	5

Notes to Condensed Financial Statements (Unaudited)	6-10

Item 2 –Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item 3 –Quantitative and Qualitative Disclosures about Market Risk	16

Item 4T –Controls and Procedures	16

Part II – Other Information:

Item 5 – Other Information	17

Item 6 Exhibits	17

Signatures	18

Part I – Financial Information

Item 1.  Financial Statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

ASSETS
	September 30	December 31,
	2010	2009
Current Assets:
Cash and cash equivalents	$1,022	$157
Receivables:
Trade receivable, net of allowance for doubtful accounts of $70 in 2010 and 2009	3,404	2,862
Note Receivable	103	—
Materials and supplies	425	602
Prepaid expenses and other current assets	551	343
Deferred income taxes	308	322
Total Current Assets	5,813	4,286
Property and Equipment, net	79,818	81,114
Land Held for Development	12,457	12,457
Note Receivable, Less Current Portion	373	—
Total Assets	$98,461	$97,857

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Borrowings under line of credit	$1,000	$—
Accounts payable	2,918	3,317
Accrued expenses	2,420	1,523
Total Current Liabilities	6,338	4,840
Deferred Income Taxes	11,547	11,659
Deferred Grant Income	7,917	8,111
Other	41	—
Commitments and Contingent Liabilities
Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2010 and 2009	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,819,695 shares in 2010 and 4,809,975 shares in 2009	2,410	2,406
Additional paid-in capital	37,021	36,879
Retained earnings	33,155	33,930
Total Shareholders’ Equity	72,618	73,247
Total Liabilities and Shareholders’ Equity	$98,461	$97,857

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Operating Revenues	$7,467	$6,072	$21,244	$17,124
Other Income	286	160	697	1,494
Total Revenues	7,753	6,232	21,941	18,618

Operating Expenses:
Maintenance of way and structures	1,017	318	3,688	2,484
Maintenance of equipment	865	891	2,426	2,761
Transportation	2,141	1,949	6,618	6,018
General and administrative	1,480	1,153	4,100	3,542
Depreciation	776	730	2,328	2,237
Taxes, other than income taxes	577	620	1,807	1,816
Car hire, net	238	184	612	488
Employee retirement plans	60	60	173	182
Track usage fees	198	114	449	372

Total Operating Expenses	7,352	6,019	22,201	19,900

Income (Loss) before Income Taxes	401	213	(260)	(1,282)
Provision for Income Taxes (Benefit)	171	55	(67)	(380)

Net Income (Loss)	230	158	(193)	(902)

Preferred Stock Dividends	—	—	3	3

Net Income (Loss) Available to Common Shareholders.	$230	$158	$(196)	$(905)

Basic and Diluted Income (Loss) Per Common Share	$.05	$.03	$(.04)	$(.19)

Weighted-Average Common Shares Outstanding:
For basic	4,816,312	4,807,727	4,816,276	4,805,514
For diluted	4,886,482	4,876,735	4,816,276	4,805,514

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(193)	$(902)
Adjustments to reconcile the net loss to cash flows from operating activities:
Depreciation	2,328	2,237
Amortization of deferred grant income	(194)	(192)
(Gains) losses from sale and disposal of property, equipment and easements	350	(93)
Note Receivable	(486)	—
Deferred income tax benefit	(98)	(380)
Share-based compensation	94	98
Increase (decrease) in cash from:
Trade receivable	(542)	1,502
Materials and supplies	177	165
Prepaid expenses and other	(208)	335
Accounts payable and accrued expenses	539	88
Net cash flows from operating activities	1,767	2,858

Cash flows from Investing Activities:
Purchase of property and equipment	(1,732)	(2,895)
Proceeds from Note Receivable	10	—
Proceeds from sale of property, equipment and easements	350	93
Net cash flows used in investing activities	(1,372)	(2,802)

Cash Flows from Financing Activities:
Borrowings under line of credit	1,000	—
Dividends paid	(582)	(580)
Issuance of common shares for stock options exercised and employee stock purchases	52	57
Proceeds from deferred grant income	—	24
Net cash flows (used in) financing activities	470	(499)

(Decrease) Increase in Cash and Cash Equivalents	865	(443)
Cash and Cash Equivalents, Beginning of Period	157	876
Cash and Cash Equivalents, End of Period	$1,022	$433
Supplemental Disclosures:
Cash paid for interest	$37	$—
Accrual for Capital Expenditures	$—	$160

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

 (Dollars in Thousands Except Per Share Amounts)

1.
In the opinion of management, the accompanying condensed interim financial statements of the Providence and Worcester Railroad Company (the “Company”) contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the Interim periods ended September 30, 2010 and 2009.  Results for interim periods may not be necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

There were no accounting standards adopted during the three months ended September 30, 2010 that had a material impact on our condensed financial statements. Other new pronouncements issued but not effective until after September 30, 2010 are not expected to have a significant effect on our condensed financial position or results of operations.

3.	Note Receivable:

In conjunction with a settlement agreement, with an existing customer, the Company accepted an unsecured promissory note in the face amount of $486, whereby the Company receives monthly installments of $10 including interest at 3.91% through January 2015, the maturity date.  The market value of the note receivable approximates its book value.

4.	Changes in Shareholders’ Equity:
Additional                                     Total
			Additional		Total
	Preferred	Common	Paid-in	Retained	Shareholders’
	Stock	Stock	Capital	Earnings	Equity
Balance December 31, 2009	$32	$2,406	$36,879	$33,930	$73,247
Issuance of 7,082 common shares for stock options exercised, employee stock purchases and employee stock awards		4	72		76
Share-based compensation, options granted			70		70
Dividends:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.12 per share				(579)	(579)
Net loss for the period				(193)	(193)
Balance September 30, 2010	$32	$2,410	$37,021	$33,155	$72,618

5.	Revolving Line of Credit:

In June 2009 the Company obtained a revolving line of credit facility in the amount of $5 million from a commercial bank expiring in June 2011.  Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three quarters per cent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one quarter percent.  The Company pays no commitment fee on this line of credit and has no compensating balance requirements.  It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets.  At September 30, 2010, $1 million was outstanding under this line of credit. The carrying value of the Company’s Revolving Credit Facility approximated its fair value at September 30, 2010.

6.	Other Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gains (losses) from sale and disposal of property, equipment and easements, net	$(350)	$27	$(350)	$93
Rentals	147	133	497	450
Interest	—	—	1	1
Other	489	—	549	950
	$286	$160	$697	$1,494

In September 2010, the Company sold three locomotive on which the Company realized a loss of $350.

In June 2009 the Company received $950 for the settlement of certain legal proceedings and the granting of a permanent easement.

7.	Railroad Track Maintenance Credits:

During the third quarter of 2009 the Company entered into an agreement with an unrelated third-party shipping customer. Under the agreement, the customer agreed to pay for certain qualified railroad track maintenance expenditures, including capital additions to the Company’s track structure. In return the Company agreed to assign railroad track miles to the shipping customer which would enable that customer to claim certain track maintenance credits pursuant to section 45G of the Internal Revenue Code. For the quarter ended September 30, 2009, the amount of $390 was realized and was accounted for as a reduction of Operating Expenses – Maintenance of Way and Structures in the Condensed Statement of Operations.

8.	Income (Loss) per Common Share:

Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding during each period.  Diluted income (loss) per common share reflects the effect of the Company’s outstanding convertible preferred stock and stock options except where such items would be antidilutive.

A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Weighted-average shares for basic	4,818,312	4,807,727	4,816,276	4,805,514
Dilutive effect of convertible preferred stock and stock options	70,205	69,008	—	—

Weighted-average shares for diluted	4,888,517	4,876,735	4,816,276	4,805,514

Options to purchase 26,178 shares and 55,952 shares of common stock which were outstanding for the three and nine-month periods ended September 30, 2010, respectively, and options to purchase 35,621 shares and 51,960 shares of common stock which were outstanding for the three and nine-month periods ended September 30, 2009, respectively, were not included in the computation of diluted income or loss per share since their effect would be antidilutive.

Preferred stock convertible into 64,000 shares of common stock was outstanding for the nine-month periods ended September 30, 2010 and 2009 but was not included in the computation of the diluted loss per share for those periods because its effect would be antidilutive.

9.	Commitments and Contingent Liabilities:

The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

On January 29, 2002, the Company received a “Notice of Potential Liability” from the United States Environmental Protection Agency (“EPA”) regarding an existing Superfund Site (“the Site”) that includes the J.M. Mills Landfill in Cumberland, Rhode Island.  EPA sends these “Notice” letters to potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).  EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Site.  Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site.  The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site.  At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study (“RI/FS”) phase of the clean-up at the Site, which will take approximately two or more years to complete.  After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice Letters (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs).  On December 15, 2003, the EPA issued a second “Notice of Potential Liability” letter to the Company regarding the Site.  EPA again identified the Company as a PRP, this time because EPA “believes that [the Company] accepted hazardous substance for transport to disposal or treatment facilities and selected the site for disposal.”  The Company responded again to EPA stating that it is interested in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site.  The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA and therefore no liability has been accrued for this matter.

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

10.	Dividends:

On October 27, 2010, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable November 24, 2010 to shareholders of record on November 10, 2010.

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

The Company’s significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report on Form 10-K.  Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates.  Management believes that the Company’s policy for the evaluation of long-lived asset impairment is a critical accounting policy.

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

In particular, our business might be affected by uncertainties affecting he railroad and transportation industry generally as well as the following, among other factors:

•	general economic, financial and political conditions, including downturns affecting the railroad industry and credit markets;
•	our ability to comply with financial and non-financial covenants contained in our revolving line of credit;
•	limitations and restrictions on the operation of our business contained in the documents governing our indebtedness;
•	increases in transportation costs, including fuel prices, which in some instances may not be passed on to customers;
•	competitive pressures, including changes in competitors’ pricing;
•	our ability to generate cash flows to invest in the operation of our business;
•	our dependence upon our key executives and other key employee.

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

There were no accounting standards adopted during the three months ended September 30, 2010 that had a material impact on our condensed financial statements. Other new pronouncements issued but not effective until after September 30, 2010 are not expected to have a significant effect on our condensed financial position or results of operations.

Results of Operations

The following table sets forth the Company’s operating revenues by category in dollars and as a percentage of operating revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	(In thousands, except percentages)
Freight Revenues:
Conventional carloads	$7,133	95.5%	$5,481	90.3%	$19,624	92.4%	$15,568	90.9%
Containers	208	2.8	167	2.7	515	2.4	593	3.5
Other freight related	54	0.7	171	2.8	431	2.0	486	2.8
Other Operating Revenues	72	1.0	253	4.2	674	3.2	477	2.8
Total	$7,467	100.0%	$6,072	100.0%	$21,244	100.0%	$17,124	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	(In thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$4,147	55.5%	$3,928	64.7%	$11,811	55.6%	$11,672	68.2%
Casualties and insurance	119	1.6	193	3.2	710	3.3	729	4.2
Depreciation	776	10.4	730	12.0	2,328	11.0	2,237	13.1
Diesel fuel	626	8.4	428	7.1	1,896	8.9	1,312	7.7
Car hire, net	238	3.2	184	3.0	612	2.9	488	2.8
Purchased services, including legal and professional fees	792	10.6	594	9.8	1,951	9.2	1,645	9.6
Repair and maintenance of equipment	276	3.7	412	6.8	848	4.0	1,378	8.0
Track and signal materials	353	4.7	602	9.9	1,084	5.1	1,248	7.3
Track usage fees	198	2.6	114	1.9	449	2.1	372	2.2
Other materials and supplies	288	3.9	201	3.3	634	3.0	702	4.1
Other	438	5.9	396	6.5	1,442	6.8	1,319	7.7

Total	8,251	110.5	7,782	128.2	23,765	111.9	23,102	134.9
Less capitalized and recovered costs	899	12.0	1,763	29.1	1,564	7.4	3,202	18.7
Total	$7,352	98.5%	$6,019	99.1%	$22,201	104.5%	$19,900	116.2%

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Operating Revenues:

Operating revenues increased $4.1 million, or 24.1%, to $21.2 million in the nine months ended September 30, 2010 from $17.1 million in 2009.  This increase is the result of a $3.9 million (23.6%) increase in conventional freight revenues and a $197,000 (41.3%) increase in other operating revenues, offset by a $78,000 (13.1%) decrease in container freight revenues, a $55,000 (11.4%) decrease in other freight-related revenues.

The increase in conventional freight revenues results from a 27.9% rise in traffic volume, offset by a 2.4% reduction in the average revenue received per conventional carloading. The Company’s conventional carloadings increased by 5,682 to 26,038 in the nine-month period ended September 30, 2010 from 20,356 in 2009.

Shipments of most commodities handled by the Company increased during the nine-month period ended September 30, 2010.  Of particular note are increases in shipments of ethanol, through the introduction of a second Class I competitive connection, and aggregates due to one of the Company’s shippers expanded presence in the New York metropolitan market. Coal shipments increased with one of the Company’s receivers due to an increase in import activity and automobile shipments due to the securing of an additional account for domestic distribution. Carloadings with the Company’s traditional accounts remained flat with 2009 levels or increased slightly, consistent with overall economic conditions in the Northeast.

The decrease in container freight revenues is the result of an 8.3% decline in traffic volume and a 13.2% decrease in the average revenue received per container.  Container traffic volume decreased by 716 containers to 7,878 in the nine-month period ended September 30, 2010 from 8,594 in 2009. This decline began in 2007 when cross country container traffic to the East Coast shifted from rail to all water routes. Despite this trend there is a slight recovery in the Company’s container freight revenue for the third quarter of 2010.

The decrease in other freight-related revenues results primarily from a decrease in switching revenue due to a decrease in switching volume.

The increase in other operating revenues results from a system-wide increase in contract revenue.

Other Income:

Other income decreased by $0.8 million to $696,600 in the nine-month period ended September 30, 2010 from $1.5 million in 2009.  In 2010, the Company realized a loss of $350,000 on the sale of 3 locomotives.  This was offset, in part by a settlement agreement in the amount of $486,000.  The Company received $950,000 during the second quarter of 2009 for the settlement of certain legal proceedings and the granting of a permanent easement which accounts for this increase.

Operating Expenses:

Operating expenses for the nine-month period ended September 30, 2010 increased by $2.3 million, or 11.5%, to $22.2 million from $19.9 million in 2009.  The increase was mainly caused by higher diesel fuel prices, maintenance of way costs, car hire expenses, and track usage fees, which were all associated with increased traffic volume. General and administrative expense also increased by 15.8% mainly due to higher costs of medical insurance.

Provision for Income Tax Benefit/Expense:

The income tax benefit for the nine months ended September 30, 2010 is equal to 35% of the pre-tax loss. This effective rate reflects the federal income tax rate reduced by the effect of non-deductible expenses and the fact that net operating losses cannot be utilized for state tax purposes.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Operating Revenues:

Operating revenues increased $1.4 million, or 23%, to $7.5 million in the third quarter of 2010 from $6.1 million in the third quarter of 2009.  The increase is the result of a $1.6 million (27.3%) increase in conventional freight revenues and a $41,000 (24.1%) increase in container freight revenues, offset by a $117,000 (68.5%) decrease in other freight-related revenues and a $181,000 (71.4%) decrease in other operating revenues.

The increase in conventional freight revenues is attributable to a 29.7% rise in traffic volume, offset by a 1.8% decrease in the average revenue received per conventional carloading.  Conventional carloadings increased by 2,237 to 9,773 in the third quarter of 2010 from 7,536 in the third quarter of 2009.  The reasons for the rise in conventional traffic volume and the decrease in average revenue received per carloading are the same as for the nine-month period ended September 30, 2010, as previously discussed.

The increase in container freight revenues for the quarter is the result of a 23.4% rise in traffic volume and a 2% increase in the average revenue received per container.  Container traffic volume increased by 590 containers to 3,115 in the third quarter of 2010 from 2,525 in the third quarter of 2009.  The reasons for the increase in container traffic volume are the same for the nine-month period ended September 30, 2010, as previously discussed.

The reasons for the decrease in other freight related revenues are the same as for the nine-month period ended September 30, 2010, as previously discussed.

Other Income:

Other income increased by $126,000 to $286,000 in the third quarter of 2010 from $160,000 in the third quarter 2009.  A loss on the sale of three locomotives of $350,000 offset by a settlement agreement in the amount of $486,000 accounts for the majority of the increase.

Operating Expenses:

Operating expenses for the third quarter of 2010 increased by $1.4 million, or 14.7%, to $7.3 million from $6.0 million in the third quarter of 2009. The principal reasons for this overall increase in costs were associated with the rise of traffic volume as previously discussed for the nine-month period ended September 30, 2010.

Provision for Income Tax Benefit/Expense:

The income tax provision for the third quarter of 2010 is equal to 42% of pre-tax income for reasons discussed for the nine-month period ended September 30, 2010.

Liquidity and Capital Resources

During the nine months ended September 30, 2010, the Company generated $1.8 million of cash from operating activities. Changes in working capital increased cash flow from operating activities by $314,000. During the nine month period ending September 30 2010, note receivable increased by approximately $0.5 million due to a lawsuit settlement and trade receivable by $0.5 million, of which $0.4 million relates to monies due to the Company from its insurance carrier with respect to claims arising out of two derailments that occurred during the period. During the first nine months of 2009, the Company generated $2.9 million of cash from operating activities.

During the first nine months of 2010 and 2009, the Company’s cash flows used in investing activities were $1.4 million and $2.8 million, respectively.  For 2010 and 2009, primary drivers of cash used in investing activities were capital expenditures, including the purchase of 3 GE locomotives.  These expenditures where offset in part by the sale of 3 EMD locomotives for $350,000 and the receipt of the first installment of the $486,000 note receivable accepted in conjunction with a settlement agreement with an existing customer.

During the first nine months of 2010, the Company’s cash flows from financing activities were $470,000.  For 2010, the primary drivers of cash flows from financing activities were $1.0 million for borrowings under the Company’s line of credit and payment of dividends of $582,000.  During the first nine months of 2009, the Company’s cash flows used in financing activities were $499,000.  For 2009, the primary driver of cash flows used in financing activities was payment of dividends of $580,000.

The Company has a $5.0 million dollar revolving line of credit with its principal bank that is due to expire on June 25, 2011, of which $4 million is still available as of September 30, 2010.  If for some reason the Company should not be successful in renewing or replacing this credit line, management believes that cash generated from operations during the remainder of the year will be sufficient to fund its operations, capital additions and dividend requirements.

Seasonality

Historically, the Company’s operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Equivalents

As of September 30, 2010, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less.  In addition, the Company’s revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either the prime rate or one and three quarters percent over LIBOR with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line, and has no compensating balance requirements. The Company had borrowings of $1.0 million outstanding pursuant to the revolving line of credit agreement at September 30, 2010. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations, and cash flows should not be material.

Item 4T. Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of September 30, 2010. Based on this evaluation, Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that information to be disclosed by us in the reports that we file or submit under Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We continually seek ways to improve the effectiveness and efficiency of our internal controls over the financial reporting, resulting in frequent process refinement.  However, there have been no changes in our internal control over financial reporting that occurred during our last fiscal period to which this Quarterly Report on Form 10Q for the quarter ended September 30, 2010 relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 5.	Other information

(a)	No matters identified.

Item 6.	Exhibits

(31.1)	Rule 13a-14(a) Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)
Certifications of Chairman of the Board and Chief Executive Officer and Treasurer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.1) Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVIDENCE AND WORCESTER
RAILROAD COMPANY

By: /s/ Robert H. Eder
_____________________________________
Robert H. Eder
Chairman of the Board and Chief Executive Officer

By: /s/ Daniel T. Noreck
_____________________________________
Daniel T. Noreck
Treasurer and Chief Financial Officer

DATED:  November 12, 2010

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

DATE:  November 12, 2010
By: /s/ Robert H. Eder
_____________________________________
Robert H. Eder
Chairman of the Board and Chief Executive Officer

EXHIBIT 31.2
Providence and Worcester Railroad Company
Certification Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, DANIEL T. NORECK certify that:

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

DATE:  November 12, 2010
By: /s/ Daniel T. Noreck
_____________________________________
Daniel T. Noreck
Treasurer and Chief Financial Officer

 EXHIBIT 32

PROVIDENCE AND WORCESTER RAILROAD COMPANY
CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended September 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 12, 2010

EXHIBIT 32.1

PROVIDENCE AND WORCESTER RAILROAD COMPANY
CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended September 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Daniel T. Noreck, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Daniel T. Noreck
_____________________________________
Daniel T. Noreck
Interim Treasurer and Chief Financial Officer
November 12, 2010