Form 10-K
period 2010-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2011-03-31
CIK 831968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
 Yes  ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒

As of June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $28,072,429 (For this purpose, all directors of the Registrant are considered affiliates.)

As of March 18, 2011, the Registrant had 4,824,915 shares of Common Stock outstanding.

Documents Incorporated by Reference -
Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on April 27, 2011, are incorporated by reference into Part III of this Form 10-K.

Exhibit Index - Page IV-1.

IMPORTANT NOTICE REGARDING THE AVAILABILITY OF PROXY MATERIALS FOR
                    THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 27, 2011.

       The Company’s Proxy Statement, sample proxy card and 2010 Annual Report on Form 10-K are available at:  www.edocumentview.com/pwx.

Providence and Worcester Railroad Company

FORM 10-K

For the Fiscal Year Ended December 31, 2010

INDEX

PAGE NO.
PART I
ITEM 1.	Business	I-2
ITEM 1A.	Risk Factors	I-7
ITEM 2.	Properties	I-10
ITEM 3.	Legal Proceedings	I-12
ITEM 4.	(Removed and Reserved)	I-13

PART II
ITEM 5.	Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities	II-1
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-2
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	II-8
ITEM 8.	Financial Statements and Supplementary Data	II-9
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II-27
ITEM 9A.	Controls and Procedures	II-27
ITEM 9B.	Other Information	II-28

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	III-1
ITEM 11.	Executive Compensation	III-1
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III-1
ITEM 13.	Certain Relationships and Related Transactions and Director Independence	III-2
ITEM 14.	Principal Accounting Fees and Services	III-2

PART IV
ITEM 15.	Exhibits and Financial Statement Schedules	IV-1
	Signatures	IV-2

Forward Looking Statements

The statements contained in Item 1 “Business”, Item 1A “Risk Factors” and Item 7 “Management’s Discussions and Analysis of Financial Condition and Results of Operations” which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s beliefs or expectations concerning future events. The Company cautions that these statements are further qualified by important factors that could cause results to differ from those in the forward-looking statements including, but not limited to, the matters listed In Item 1A “Risk Factors”.

Explanatory Note

On March 22, 2011, Audit Committee of the Board of Directors of Providence and Worcester Railroad Company (“P&W” or the “Company”) determined that (i) the Company’s previously-issued financial statements for fiscal years ended December 31, 2008 and 2009 included in its annual reports on Form 10-K for those fiscal years, and (ii) the condensed financial statements for the periods within fiscal years ended December 31, 2008 and 2009, included in its quarterly reports on Form 10-Q for those interim periods, contained errors.  As a result, financial statements for the periods identified and any accompanying reports of the Company’s independent registered public accounting firm should no longer be relied upon.  The Company is restating its previously-issued balance sheet as of December 31, 2009, and the related statements of operations, cash flows and shareholders’ equity for each of the fiscal year ended December 31, 2009.

Previously-filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied upon.

In 2004, Congress adopted Section 45G of the Internal Revenue Code of 1986 for tax years beginning after December 31, 2004.  Section 45G permits qualified railroads, of which the Company is one, the benefit of a railroad track maintenance credit equal to 50% of the qualified railroad track maintenance expenditures paid or incurred.  Under the provisions of Section 45G, the Company is allowed to take a credit equal to $3,500 multiplied by (a) the number of railroad track miles owned or leased by the Company as of the close of the taxable year, and (b) the number of miles assigned for this purpose to the Company by another eligible Class 2 or Class 3 railroad which owns or leases such railroad track as of the close of the taxable year.  Section 45G(e)(iii) requires that if the credits are allowed under the Section, the basis of the track must be reduced by the amount of the credit so allowed.  For the year ended 2005, the Company and third-party professionals determined, based on the statutory language, that no basis reduction was required since the Company had not used the credit to reduce its income tax obligation.  In 2007, the Internal Revenue Service adopted regulations requiring companies to reduce the cost basis of qualified track or other related track structures for Federal income tax purposes for the taxable year in which the qualified railroad track maintenance expense is incurred (as opposed to actually utilized).

During the years ended 2005 through 2008, the Company determined and elected the credit on its Federal income tax return.  The Company did not record, in its financial statements, the deferred tax liability resulting from the basis adjustments for each of the years 2005 through 2008, inclusive.

In addition, during the years ended 2005 through 2009 the Company misapplied the guidance provided by Accounting Standards Codification 740, “Income Taxes” (“ASC 740”) regarding the calculation and requirements for valuation allowances against deferred tax assets.  Under the guidance provided by ASC 740, the Company has determined that full valuation allowances should not have been recorded in its financial statements for the credits related to the years ended 2005 through 2008, which also resulted in additional valuation allowances not being recorded in 2009.

See Note 2 to the Company’s financial statements at II-18 hereof.

The Company has also determined that a material weakness exists as it pertains to the financial reporting of the income tax provision.  For additional information , see Part II, Item 9A Control Procedures on page II-27.

PART I

Item 1. Business

The Company is a regional freight railroad as defined by the Association of American Railroads (“AAR”) operating in Massachusetts, Rhode Island, Connecticut and New York.  The Company is the only interstate freight carrier serving the State of Rhode Island and possesses the exclusive and perpetual right to conduct freight operations over Amtrak’s Northeast Corridor between New Haven, Connecticut and the Massachusetts/Rhode Island border. Since commencing independent operations in 1973, the Company, through a series of acquisitions of connecting lines and trackage rights agreements, has grown from 45 miles of track to its current system of approximately 516 miles.  P&W services the largest international double-stack intermodal terminal facility in New England in Worcester, Massachusetts, a strategic location for regional transportation and distribution enterprises.

The Company transports a wide variety of commodities for its customers, including automobiles, construction aggregates, iron and steel products, chemicals and plastics (including ethanol), lumber, scrap metals, plastic resins, cement, coal, construction and demolition debris, and processed foods and edible foodstuffs, such as corn syrup and vegetable oils.  Its customers include Exxon Mobil Corporation, Ford Motor Company, Frito-Lay, Inc., Global Industries, Inc., GDF SUEZ Energy North America, International Paper Company, Lehigh Cement, Cargill, Inc., Northeast Utilities, Nucor Steel, Rawson Materials, Renewable Products Marketing Group, Subaru of New England, The Dow Chemical Company,  Tilcon Connecticut, Inc. and Toray Plastics (America), Inc.  In 2010, P&W transported 35,690 carloads of freight and 10,729 intermodal containers.  The Company also generates income through sales of properties, grants of easements and licenses and leases of land and tracks and the provision of various mechanical services to other railroads.

P&W’s connections to multiple Class I railroads (operating revenues in excess of $378.8 million under the definition of the Surface Transportation Board (“STB”)), either directly or through connections with regional and short-line carriers, provide the Company with a competitive advantage by allowing it to offer various pricing and routing alternatives to its customers.  In addition, the Company’s commitment to maintaining its track and equipment to high standards enables P&W to provide fast, reliable and efficient service.

Industry Overview

General

Freight railroads are divided into different classes by the STB and the AAR.  As a result of mergers and consolidations, there are only seven Class I railroads in North America today.  Class I railroads account for a majority of North America’s rail freight business.

The freight rail industry underwent revitalization after the passage of the Staggers Rail Act in 1980 (the “Staggers Rail Act”) which deregulated the pricing and types of services provided by railroads.  As a result, railroads were able to achieve significant productivity gains and operating cost decreases while gaining pricing flexibility.  Freight rail service became more competitive with other transportation modes with respect to both quality and price. Since 1980, the volume of freight moved by rail rose dramatically and profitability improved significantly, with the exception of the recent period of economic downturn.

One result of revitalization of the industry has been the growth of regional (over 350 miles) and short-line railroads which was fueled by Class I railroads’ divestiture of certain branch lines in order to focus on their long-haul core systems.  There are now more than 550 of these regional and short-line railroads in the United States.  They operate in all of the 48 contiguous states comprising the continental United States, plus Alaska, account for 32% of all rail track, employ about 11% of all rail workers and generate about 7% of all rail revenues.

Generally, freight railroads handle two types of traffic: conventional carloads and intermodal containers used in the shipment of goods via more than one mode of transportation, e.g., by ship, rail and truck. By using a hub-and-spoke approach to shipping, multiple containers can be moved by rail to and from an intermodal terminal and then either delivered to their final destinations by truck or transferred to ship for export.  During the period 1996-1997, commodity shippers increasingly turned to intermodal transportation principally as an alternative to long-haul trucking.  The development of new intermodal technology, which allows containers to be moved by rail double- stacked (i.e., stacked one on top of the other) on specially designed railcars, together with increasing highway traffic congestion, contributed to this trend.  Beginning with the second quarter of 2007 and continuing well into 2010, the number of containers arriving in southern New England by way of landbridge (across the continental United States) declined, as containers began being routed from Far East ports directly to East Coast ports over all-water routes.   A number of factors including, but not limited to, an improvement in economic conditions are believed to have contributed to an increase of 264 containers being handled by the Company during 2010 compared with 2009.

Regional Developments

Over the past decade, a number of development projects within the Company’s service area have been completed. Some have increased port capacity along the extensive coastline of southern New England and improved the intermodal transportation and distribution infrastructure in the region, while others have improved the Company’s connections to Class I carriers servicing southern New England.  This infrastructure presents the Company with multiple opportunities for increased business and routing options, enhancing its customers’ market access.

Quonset/Davisville

The State of Rhode Island and the federal government are continuing redevelopment efforts on a 1,000 acre portion of the former naval facility at Quonset/Davisville for an active port and industrial park that houses a number of rail-oriented industries and an auto port.  Construction of a freight rail improvement project, providing additional track capacity and Phase 1 double-stack clearances on the Northeast Corridor between Quonset/Davisville and Boston Switch, the connection of the Northeast Corridor to the Company’s mainline at Central Falls, RI, was completed in October 2006.  Shipment of automobiles by rail commenced in the fall of 2007. The Company handled 1,022 autoracks in 2009 and 3,220 autoracks in 2010.

Port of Providence

Infrastructure improvements undertaken by the Port of Providence and the Company in 2003, including the installation of paving, lighting and “on dock” rail, have accommodated substantial growth in the Company’s movement of imported coal to inland markets.    Coal was a significant source of revenue for the Company during 2008 and, after a significant decline in 2009, regained its importance as a source of revenues during 2010 with 3,155 carloads moved during the period.  The Company continues to move coal.

In October 2006, the Company initiated rehabilitation of a substantial portion of its South Providence yard to facilitate handling unit trains of ethanol.  This commodity is being transported by rail throughout the country and is a component of the gasoline mix available at gasoline service stations throughout southern New England.  Rehabilitation was completed and shipments of ethanol commenced during the third quarter of 2007.  During 2010, the Company moved 4,168 carloads of ethanol.

Middletown/Hartford Line

The Company operates between Middletown and Rocky Hill.

New London and Willimantic Interchanges

Through its New London interchange with the New England Central Railroad (“NECR”), P&W interchanges traffic with the Canadian National Railway (“CN”) and the Canadian Pacific Railway (“CP”).  With the Company’s reactivation of the Willimantic Interchange in late 2007, across a route with improved overhead clearances to NECR, the Willimantic Branch became the primary interchange route to NECR and further strengthened the Company’s connections with CP via the Vermont Rail Systems’ Green Mountain Gateway at Bellows Falls, Vermont and CN via St. Albans, Vermont.  The Company intends to complete a rehabilitation of the Willimantic Branch in 2011 and has secured bank financing to purchase new 115 lb. rail and complete its installation.

Railroad Operations

The Company’s rail freight system comprises approximately 516 miles of track.  The Company interchanges freight traffic:  with CSX Transportation (“CSXT”) at Worcester, Massachusetts and at New Haven, Connecticut; with Pan Am Railways at Worcester, Massachusetts; with Pan Am Southern (“PAS”) and Norfolk Southern Corporation (“NS”) via PAS at Gardner, Massachusetts; with NECR at New London and Willimantic, Connecticut; with CN and CP via the NECR; and with New York and Atlantic Railroad at Fresh Pond Junction on Long Island. Through its connections, P&W links more than 80 communities on its lines.  The Company operates four classification yards (areas containing tracks used to group freight cars destined for a particular industry or interchange) located in Worcester, Massachusetts, Cumberland, Rhode Island and Plainfield and New Haven, Connecticut.

The Company is dependent upon the railroads with which it interchanges freight traffic to enable it to properly service its customers at competitive rates.  Failure of any of these connecting railroads to provide adequate service at reasonable rates can result in a loss of freight customers and revenues.

By agreement with a private operator, the Company services an approved customs intermodal yard in Worcester.  A customs intermodal yard is an area containing tracks used for the loading and unloading of containers. This yard is U.S. Customs bonded, and international traffic must be inspected and approved by U.S. Customs officials.  The intermodal yard serves primarily as a terminal for movement of container traffic from the Far East, Southeast Asia and Europe destined for points in New England.  Container ship lines utilize double-stack train service through this terminal, which declined significantly beginning in 2007 and reached its lowest traffic counts in 2009.  In 2010, 10,729 containers were handled, representing an improvement of 264 containers over 2009.   P&W is working closely with the terminal operator to develop relationships with steamship lines involved in international intermodal transportation.  The Company and CN have entered into an Intermodal Haulage Agreement with respect to international intermodal containers to and from Canadian ports.

Seasonality

Historically, the Company’s operating revenues are lowest for the first quarter due to the lesser volume of construction aggregates shipments during this period and winter weather conditions.

Customers

The Company serves approximately 160 customers in Massachusetts, Rhode Island, Connecticut and New York.  The Company’s ten (10) largest customers account for more than half of its operating revenues.  Though no single customer accounted for 10% or more of its total operating revenues in 2010, agreements by individual shippers with Motiva Enterprises LLC, which operates a petroleum blending terminal located in Providence, Rhode Island, accounted for more than 10% of the Company’s operating revenues.

Markets

The Company transports a wide variety of commodities for its customers.  In recent years, chemicals and plastics (including ethanol) and construction aggregates were the two largest commodity groups transported by the Company, constituting 44% and 14%, respectively, of conventional carload freight revenues in 2010.  The following table summarizes the Company’s conventional carload freight revenues by commodity group as a percentage of such revenues:

Commodity	2010	2009
Automobiles	8%	4%
Chemicals and plastics (including ethanol)	44	40
Construction aggregates	14	16
Coal	6	5
Metal products	11	8
Food and agricultural products	6	10
Forest and paper products	7	8
Other	4	9
Total	100%	100%

Sales and Marketing

P&W’s sales and marketing staff of three people has substantial experience in pricing and marketing railroad services.  The sales and marketing staff focuses on understanding and addressing the material requirements and transportation needs of its existing customers and businesses on its lines.  The staff grows existing business by maintaining close working relationships with both customers and connecting carriers.  The sales and marketing staff strives to generate new business for the Company through (i) targeting companies already on P&W’s rail lines but not currently using rail services or not using them to their full capacity, (ii) working with state and local development officials, developers and real estate brokers to encourage the development of industry on the Company’s rail lines, and (iii) identifying and targeting the non-rail transportation of goods into and out of the region in which the Company operates.  Unlike many other regional and short-line railroads which have access to a single Class I connection, the Company is able to offer its customers various pricing and routing alternatives because of its multiple connections to other carriers.

Safety

An important component of the Company’s operating strategy is conducting safe railroad operations for the benefit and protection of employees, customers and the communities served by its rail lines.  Since commencing active operations in 1973, the Company has committed significant resources to track maintenance and believes its rail system is in good condition.  The Company intends to complete a rehabilitation of the Willimantic Branch in 2011 and has secured bank financing to purchase new 115 lb. rail and complete its installation.  The Company has an employee training program utilizing classroom instruction and video programs on topics including NORAC Operating Rules, Safety Rules, Rail Security Awareness plans and Hazardous Materials Awareness, as well as manufacturer-provided training materials.

Safety of the Company’s operations is of paramount importance for the benefit and protection of the Company’s employees, customers and the communities served by its rail lines.  The Company and its employees have continued to make improvements in preventing injuries while at the same time expanding operations and the work force.

In 2010, the Company sustained two serious derailments in Connecticut.  The first occurred on March 11 in Windham, Connecticut on the state-owned portion of the Willimantic Branch when four (4) cars of an 80-car unit train of ethanol derailed, and the second occurred on the Company’s Norwich Branch on May 12 when a nine (9) car consist carrying plastics and a single residue car (earlier emptied of its load of hazardous material) derailed.  There were no injuries or releases of hazardous material from either derailment.  The Federal Railroad Administration (“FRA”) has determined that both derailments resulted from a broken rail rather than substandard maintenance, train handling or other human error.  There are no lawsuits relative to either derailment and the Company’s insurance carrier is expected to cover all derailment costs exceeding the Company’s deductible of $100,000 for each incident.

Rail Traffic

Rail traffic is classified as on-line or overhead traffic. On-line traffic is traffic that originates or terminates with shippers located on a railroad’s rights-of-way.  Overhead traffic passes from one connecting carrier to another and neither originates nor terminates with shippers located on a railroad’s rights-of-way. Presently, P&W is solely an on-line carrier but may provide overhead service in the future for certain rail traffic to and from Long Island.

Freight rail rates can be in various forms.  Generally, customers are given a “through” rate, a single amount encompassing the rail transportation of a commodity from point of origin to point of destination, regardless of the number of carriers which handle the car.  Rates are developed by the carriers based on the commodity, volume, distance and competitive market considerations.  The entire freight bill is paid either to the originating carrier (“prepaid”) or to the destination carrier (“collect”) and divided among all carriers which handle the move.  The basis for the division varies and can be based on factors (or revenue requirements) independently established by each carrier which comprise the through rate, or on a percentage basis established by division agreements among the carriers.  A carrier such as P&W, which actually places the car at the customer’s location and attends to the customer’s daily switching requirements, typically receives a share of revenue greater than an amount based simply on mileage hauled.

Employees

As of December 31, 2010, the Company had 137 full-time employees, 108 of whom are represented by three railroad labor organizations that are national in scope. The Company’s non-management employees have been represented by the same unions since the Company commenced independent operations in 1973.

The Company’s initial agreement with the United Transportation Union covering the trainmen was unusual in the railroad industry since it provided the Company with discretion in determining crew sizes, eliminated craft distinctions and provided a guaranteed annual wage for a maximum number of hours worked.  The Company’s collective bargaining agreements have been in effect since February 1973 for trainmen, since May 1974 for clerical employees and dispatchers and since June 1974 for maintenance employees.  These contracts do not expire but are subject to renegotiation after the agreed-upon moratoria.  The Company signed eight year agreements with the United Transportation Union (trainmen) in October 2005, the Transportation Communications International Union (clerical) in August 2006 and the Brotherhood of Railroad Signalmen (maintenance) in July 2007.  The Company considers its employee and labor relations to be good.

Competition

The Company is the only rail carrier serving businesses located on-line. The Company competes with other carriers, however, in the siting of new rail-oriented businesses in the region.  Certain rail competitors, including CSXT and NS, are substantially larger and better capitalized than the Company.  The Company also competes with other modes of transportation, particularly long-haul trucking companies for the transportation of commodities, and ocean-going vessels for the transportation of containers.  Any improvement in the cost or quality of these alternate modes of transportation including, for example, legislation authorizing material increases in truck size or allowable weight, could increase competition and may materially adversely affect the Company’s business and results of operations.  As a means of competing, P&W strives to offer greater convenience and better service than competing rail carriers and at costs lower than some competing non-rail carriers.  The Company also competes by participating in efforts to attract new industry to the areas which it serves.

The Company believes that its ability to grow depends, in part, upon its ability to acquire additional connecting rail lines.  In making acquisitions, P&W competes with other short-line and regional rail operators, some of which are larger and have greater financial resources than the Company.

Governmental Regulation

The Company is subject to governmental regulation by the STB, the FRA, the Transportation Security Administration (the “TSA”) and other federal, state and local regulatory authorities with respect to certain rates and railroad operations, as well as a variety of health, safety, labor, environmental and other matters, all of which could potentially affect the competitive position and profitability of the Company.  Additionally, the Company is subject to STB regulation and may be required to obtain STB approval prior to its acquisition of any new railroad properties. Management of the Company believes that the regulatory freedoms granted by the Staggers Rail Act have been beneficial to the Company by giving it flexibility to adjust prices and operations to respond to market forces and industry changes. However, various interests, and certain members of the United States Congress (which has jurisdiction over federal regulation of railroads), have from time to time expressed their intention to support legislation that would eliminate or reduce significant freedoms granted by the Staggers Rail Act.

Environmental Matters

The Company’s railroad operations and real estate ownership are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters and the handling, storage, transportation and disposal of waste and other materials.  The Company handles, stores, transports and disposes of petroleum and other hazardous substances and wastes.  The Company also transports hazardous substances for third parties and arranges for the disposal of hazardous wastes generated by the Company.  The Company believes that it is in compliance with applicable environmental laws and regulations.

Internet Address and SEC Reports

The Company maintains a website with the address www.pwrr.com.  We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.  We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”).  We also include on our website our corporate governance guidelines and the charters for each of the major committees of our board of directors.  In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC.

Item 1A. Risk Factors

Fluctuations in Operating Revenues

Historically, the Company’s operating revenues have been tied to national and regional economic conditions, especially those impacting the manufacturing sector, while the Company’s expenses have been relatively inelastic.  Increasingly, the Company’s business is impacted by global economic events.  Economic activity worldwide underwent a sharp decline that began during the third quarter of 2007 and continued well into 2010.  This decline is believed to have affected substantially all segments of the economy including the Company, its customers and its vendors.  The worldwide economy showed some signs of a slight recovery late in 2010 and the Company experienced a significant increase in carloads and a modest upturn in container volume. The Company’s growth in carloads came mainly from business that was either enhanced or began in 2010 (ethanol and automobiles).  The container volume was influenced by a number of factors including, but not limited to, the economic recovery referenced herein.  The extent and duration of this recovery and its impact upon our customers or our business in general cannot be predicted.  Another economic decline or a worsening of economic conditions could materially adversely affect the Company’s business and results of operations.  In addition, shifts in the New England economy between manufacturing and service sectors could materially affect the Company’s performance.  The Company’s operating revenues and expenses may also fluctuate due to unpredictable events, such as extreme weather conditions and customer plant closings.  While generally the Company has been able to replace revenues lost due to plant closings through expansion of existing business or replacement with new customers, there can be no assurance that it can do so in the future.  The occurrence of such unpredictable events in the future could cause further fluctuations in operating revenues and expenses and materially adversely affect the Company’s financial performance.

 Ability to Extend or Refinance the Company’s Line of Credit and to Comply with the Financial Covenants of the Company’s Banking Facilities

The Company has a revolving line of credit facility (“Line of Credit”) in the amount of $5 million from a commercial bank that expires in June 2011.  Borrowings under this Line of Credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent (1.25%).  The Company’s effective interest rate was 3.25% for 2010.  The Company pays no commitment fee on this Line of Credit and has no compensating balance requirement.  The Company is subject to financial and non-financial covenants, including maintenance of minimum net worth and restrictions against incurring additional indebtedness, as well as the sale or encumbrance of Company assets.  The Company expects to renegotiate the Line of Credit with its present lender or obtain substitute financing prior to maturity.

In December 2010, the Company entered into a loan agreement (“Construction Loan”) with the same commercial bank in order to borrow funds for rehabilitation of the Willimantic Branch.  The Construction Loan of up to $4 million requires payments of interest only for the first six months accruing at the bank’s prime rate.  After the initial six month period, the Construction Loan will convert to a 10 year term with a 20 year amortization period accruing interest at the Federal Home Loan Bank of Boston 5/20 rate plus 3%.  This rate will be reset 5 years after the date of the note, in July 2016.  The Company has the right to prepay the Construction Loan or any part thereof out of internally-generated funds without penalty.  The Company is subject to financial and non-financial covenants, including maintenance of minimum net worth and minimum debt service coverage.

The Company’s inability to comply with loan covenants under either banking facility could result in the occurrence of an event of default which, if neither cured nor waived, could permit acceleration of outstanding indebtedness.  In addition, there are no assurances that the Company will be able to extend the maturity of its Line of Credit with its current lender or to replace such facility with another lender.

Availability of Acquisition and Growth Opportunities and Associated Risks

The Company believes that its ability to grow depends, in part, upon its ability to acquire additional connecting rail lines.  There are a limited number of acquisition targets in the Company’s market.  In addition, in making acquisitions, the Company competes with other short-line and regional rail operators, some of which are larger and have greater financial resources than the Company.  The growing competition for such acquisitions may cause an increase in acquisition prices and related costs, resulting in fewer attractive acquisition opportunities, which could materially adversely affect the Company’s growth.  No assurance can be given that the Company will be able to acquire suitable additional rail lines or that, if acquired, the Company would be able to successfully operate such additional rail lines.

Acquisitions of additional rail lines may be subject to regulatory review and approval by the STB.  The Company is a regional railroad; acquisitions by certain railroads are subject to a requirement that employees affected by an acquisition be paid up to one year’s severance.

Competition

For customers located directly on-line, which constitute the majority of the Company’s freight business, the Company is the only rail carrier providing direct service.  However, the Company competes with other freight railroads on the siting of new businesses in the region.  The Company also competes with other modes of transportation such as long-haul trucking companies and ocean-going vessels, including short-sea shipping.  Any improvement in the cost, quality or availability of these alternate modes of transportation, for example, legislation granting increases in truck size or allowable weight, could increase this competition and materially affect the Company’s business and results of operations.  In addition, revenues derived from the handling of intermodal containers could continue to be materially adversely affected by the rerouting of containers from Far East ports directly to East Coast ports via an all-water route rather than by way of landbridge.

Customer Concentration and Customer Credit Risk

The Company’s ten (10) largest customers accounted for more than half of the Company’s operating revenues for 2010.  Though no single customer accounted for 10% or more of its total operating revenues in 2010, agreements by individual shippers with Motiva Enterprises LLC, which operates a petroleum blending terminal located in Providence, Rhode Island, accounted for more than 10% of the Company’s operating revenues.  The Company’s business could be materially adversely affected if any customers reduce shipments of commodities transported by the Company.  In addition, our business is subject to our customers’ credit risks.  Default by a significant customer or multiple customers could adversely affect the Company’s operating results, financial condition and liquidity.

Although in the past the Company has been able to replace revenues lost due to a reduction in existing customers’ rail service requirements, no assurance can be given that it could do so in the future.

Labor Issues

Substantially all of the Company’s non-management employees are represented by national railroad labor organizations.  The Company’s inability to satisfactorily conclude negotiations with unions could materially adversely affect the Company’s operations and financial performance.  Similarly, any protracted work stoppages against the Company’s connecting railroads could materially adversely affect the Company’s business and results of operations.  Historically, Congress has intervened in such events to avoid disruptions in interstate commerce, but there can be no assurance that it would do so in the future.

All railroad industry employees are covered by the Railroad Retirement Act and the Railroad Unemployment Insurance Act in lieu of Social Security and other federal and state unemployment insurance programs, and the Federal Employers Liability Act in lieu of state workers’ compensation.  Increases in the taxes payable pursuant to the Railroad Retirement Act and/or the Railroad Unemployment Insurance Act would increase the Company’s costs of operations.

Relationships with Other Railroads

The railroad industry in North America is dominated by a small number of Class I carriers that have substantial market control and negotiating leverage.  A majority of the Company’s carloadings were interchanged with a Class I carrier, CSXT, during 2010.  The Company also interchanges traffic with three other Class I carriers through its various routes and interchanges.  A decision by CSXT or any other Class I carrier to discontinue serving routes or to disadvantageously price the transport of certain commodities could materially adversely affect the Company’s business.

The Company’s ability to provide rail service to its customers depends in large part upon its ability to maintain cooperative relationships with all its connecting carriers with respect to, among other matters, freight rates, car supply, interchange and trackage rights.  Deterioration in the operating relationships with or services provided by those connecting carriers could materially adversely affect the Company’s business.

Rail Infrastructure and Availability of Government Programs

Certain of the Company’s growth opportunities are contingent upon anticipated improvements to P&W’s existing rail infrastructure.  No assurance can be given that the Company will be able to complete such projects as planned.  Unforeseen delays or other problems which prevent completion of such improvements could materially adversely affect the Company’s business and results of operations.  In addition, the Company has worked with federal and state agencies to improve its rail infrastructure and has been effective in obtaining federal and state financial support for certain projects.  There can be no assurance, however, that such federal and state programs or funds will be available in the future or that the Company will be eligible to participate in such programs.  Failure to participate in federal and state programs or to receive federal or state funding for rail infrastructure improvements would cause the Company to incur the full cost of those infrastructure improvements undertaken and completed and significantly increase its costs of rail infrastructure improvement.

Potential for Increased Governmental Regulation and Mandated Upgrade to Property

The Company is subject to governmental regulation by the STB, FRA, TSA and other federal, state and local regulatory authorities with respect to certain rates and railroad operations, as well as a variety of health, safety, labor, environmental, security and other matters, all of which could potentially affect the competitive position and profitability of the Company.  Management of the Company believes that the regulatory freedoms granted by the Staggers Rail Act have been beneficial to the Company by giving it flexibility to adjust prices and operations to respond to market forces and industry changes.  However, various interests and certain members of Congress (which has jurisdiction over the federal regulation of railroads) have from time to time expressed their intention to support legislation that would eliminate or reduce significant freedoms granted by the Staggers Rail Act.  If enacted, these proposals, or court or administrative rulings to the same effect under current law, could materially adversely affect the Company’s business and results of operations.

Casualty Losses

The Company has obtained insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences.  The Company believes that its insurance coverage is adequate based on its experience.  However, under catastrophic circumstances such as accidents involving passenger trains or release of hazardous materials, the Company’s liability could exceed its insurance limits.  The Company transports hazardous chemicals throughout its system on account of its status as a common carrier and conducts operations on the Northeast Corridor on which there is heavy passenger traffic.  Insurance is available from only a limited number of insurers, and there can be no assurance that insurance protection at the Company’s current levels will continue to be available or, if available, will be obtainable on terms acceptable to the Company.  Losses or other liabilities incurred by the Company which are not covered by insurance or which exceed the Company’s insurance limits could materially adversely affect the Company’s business and results of operation.

Environmental Matters

The Company’s railroad operations and real estate ownership are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters and the handling, storage, transportation and disposal of waste and other materials.  The Company transports hazardous materials and periodically uses hazardous material in its operations.  While the Company believes it is in substantial compliance with all applicable environmental laws and regulations, any allegations or findings to the effect that the Company had violated such laws or regulations could materially adversely affect the Company’s business and results of operations.  The Company operates on properties that have been used for rail operations for over a century.  There can be no assurance that historic releases of hazardous waste or materials will not be discovered, requiring remediation of Company properties, and that the cost of such remediation would not be material.

Track Maintenance Credits

In each of 2010 and 2009, the Company received approximately $975 thousand from its assignment of tax credits for track maintenance expenditures under Section 45G of the Internal Revenue Code of 1986.  Section 45G expires on December 31, 2011 and, unless legislation to extend or renew Section 45G or other similar legislation is enacted, the Company would not be eligible to earn or assign credits during 2012 or any subsequent period.

Climate Change

The Company is subject to various laws, regulations and other controls (“Climate Controls”) with respect to clean air, greenhouse gasses, diesel emissions and the like.  Additional Climate Controls could increase the Company’s operating costs, which in turn could materially adversely affect the Company’s business and results of operations.  In addition, Climate Controls could also affect our customers which consume or burn fossil fuels, including coal-fired power plants, chemical producers, farmers and manufacturers, including automakers.

Fuel Costs

Fuel costs were approximately 10.0% and 8.2% of our operating revenues for the years ended December 31, 2010 and 2009, respectively.  Fuel prices and supplies are influenced significantly by political and economic circumstances.  Fuel shortages or unusual price volatility could increase our fuel costs and adversely affect our results of operations.

Internal Control Over Financial Reporting

The Company, through documentation, testing and assessment of our internal control over financial reporting concluded that the Company had a material weakness as of December 31, 2010.  The material weakness related to the improper treatment of certain Federal income tax credit and the related valuation allowance calculation.  Although the Company is in the process of remediating the deficiencies that gave rise to this material weakness, the deficiencies have not been remediated as of the date of this filing.  The material weakness, if not remedied effectively, could cause the Company to not be able to provide reasonable assurance around the Company’s internal controls over financial reporting. The material weakness will not be fully remediated until, in the opinion of the Company’s management, the revised control procedures have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness.

Item 2. Properties

Track

P&W’s rail system extends over approximately 516 miles of track, of which it owns approximately 163 miles.  The Company has the right to use the remaining 353 miles pursuant to perpetual easements and long-term trackage rights agreements.  Under certain of these agreements, the Company pays fees based on usage.

Substantially all of the mainlines on which the Company operates are in FRA class 3 condition.  The Company intends to maintain the mainline tracks which it owns in such condition.

Of the approximately 516 miles that comprise the Company’s system, 306 miles, or 58.5%, are located in Connecticut, 95 miles, or 19%, are located in Massachusetts, 87 miles, or 17%, are located in Rhode Island and 28 miles, or 5.5%, are located in New York.

Rail Facilities

P&W owns land and a building with approximately 69,500 square feet of floor space in Worcester, Massachusetts.  The building houses the Company’s executive and administrative offices and some of the Company’s storage space. Approximately 4,735 square feet are leased to outside tenants.  In addition, the Company owns various maintenance buildings and other structures related to its railroad operations.

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

The Company has invested approximately $12 million in the development of the South Quay in East Providence, Rhode Island which has resulted in the creation of approximately 33 acres of waterfront land, located adjacent to a 12 acre site, also owned by the Company.

P&W actively manages its real estate assets in order to maximize revenues.  The income from property management is derived from sales and leasing of properties and tracks and grants of easements to government agencies, utility companies and other parties for the installation of overhead or underground cables, pipelines and transmission wires as well as recreational uses such as bike paths.

Rolling Stock

The following schedule sets forth the rolling stock owned by the Company as of December 31, 2010:

Description	Number
Locomotives	30
Gondolas	5
Open-Top Hoppers	137
Flat Cars	5
Ballast Cars	30
Passenger Equipment	7
Cabooses	__ 2
Total	216

The 30 diesel electric locomotives, which include nine pre-owned 3,900 horsepower GE B39-8 locomotives acquired in 2002 and 2003, four pre-owned 4,000 horsepower GE B40-8 locomotives acquired in 2004 and 2005 and three pre-owned 4,000 horsepower GE B40-8W locomotives acquired in 2010, are used on a daily basis, are maintained to a high standard, comply with all FRA and AAR rules and regulations and are adequate for the needs of the Company’s freight operations.  The gondolas, flat cars and ballast cars are considered modern rail cars and are used in track maintenance and, very occasionally, by certain P&W customers.  The open-top hopper cars are used to support the Company’s coal traffic.  Other rail freight customers use their own freight cars or obtain such equipment from other sources. The ballast cars are used in track maintenance.  The passenger equipment and cabooses are not utilized in P&W’s rail freight operations but are used on an occasional basis for Company functions, excursions and charter trips.

In 2008, the Company and GATX entered into various agreements including an Exclusive Railcar Supply Agreement (the “ERSA”) for a term of five (5) years to renew automatically for successive one-year periods unless earlier terminated by either party.  Under the ERSA, provided that market-competitive terms are furnished, GATX became the exclusive supplier of substantially all of P&W’s railcar needs, while various other agreements between the parties provided for the Company’s acquisition of 137 open-top hopper cars, its lease of 72 mill gondolas, and its lease of 200 automobile-carrying railcars (autoracks).

Equipment

P&W has a digital touch control dispatching system at its Worcester operations center permitting two-way radio contact with every train crew and maintenance vehicle on its lines and a computer-based manual block dispatching system with safety overrides to enhance dispatching and safety.  The Company maintains a computer facility in Worcester with back-up computer facilities in Putnam, Connecticut to assure the Company’s ability to operate in the event of disruption of service in Worcester.  The Company also has state-of-the-art automatic train defect detectors at strategic locations which inspect passing trains and audibly communicate the results to train crews and dispatchers in order to protect against equipment failure en route.

The Company maintains a fleet of track maintenance equipment and aggressively pursues available opportunities to work with federal and state agencies for the rehabilitation of bridges, grade crossings and track.  The Company’s locomotives that operate on the Northeast Corridor are equipped with cab signal technology, automatic civil speed enforcement systems and positive train control (PTC).

The Company, at its Worcester Engine House, has a fifty-ton drop table to facilitate the efficient exchange of wheels on locomotives and railcars by lowering the wheels beneath the level of the Engine House floor and across to an adjacent track where exchange with a second wheel set is made.    The Company has performed contracted services for regional shortlines and the Massachusetts Bay Transportation Authority, among others.

Item 3. Legal Proceedings

On January 29, 2002, the Company received a “Notice of Potential Liability” from the United States Environmental Protection Agency (“EPA”) regarding an existing Superfund Site (the “Site”) that includes the J.M. Mills Landfill in Cumberland, Rhode Island.  EPA sends these “Notice” letters to potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).  EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Site.  Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762 thousand) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site.  The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site.  At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study (“RI/FS”) phase of the clean-up at the Site, which will take approximately two or more years to complete.  After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice Letters (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs).  On December 15, 2003, the EPA issued a second “Notice of Potential Liability” letter to the Company regarding the Site.  EPA again identified the Company as a PRP, this time because EPA “believes that [the Company] accepted hazardous substance for transport to disposal or treatment facilities and selected the site for disposal.”  The Company responded again to EPA stating that it is interested in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site.  The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA and therefore no liability has been accrued for this matter.

In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L, on December 18, 2002.  The Company was one of about sixty parties named by Plaintiffs in this suit, to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site.  Plaintiffs alleged that the Company is liable under 42 U.S.C. § 961(a) (3) of CERCLA as an “arranger” or “generator” of waste that ended up at the Site.  The Company entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs’ claims.  Although the Company does not believe it generated any waste that ended up at the Site, or that its activities caused contamination at the Site, the Company paid $45 thousand to settle this suit in March 2006.

In addition to the litigation concerning the Superfund Site, the Company is defendant in certain lawsuits related to its operations.  The Company believes it has made adequate provisions for any expected liability that may result from the disposition of pending litigation.  Litigation is subject to inherent uncertainty, however, and an unfavorable outcome could materially adversely affect the Company’s business.

Item 4. (Removed and Reserved)

Part II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is quoted on the Nasdaq Stock Market, LLC (“NASDAQ”) under the trading symbol “PWX”.  The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported on NASDAQ.  The Preferred Stock is not quoted on a market and is non-cumulative. Its dividend is limited to $5 per share per annum and it is convertible to 100 shares of Common Stock.  Also included are dividends paid per share of Preferred Stock and Common Stock during these quarterly periods.

	Common Stock
	Trading Prices		Dividends Paid
	High	Low	Preferred	Common
2009
First Quarter	$15.50	$8.01	$5.00	$.04
Second Quarter	12.75	9.05	–0–	.04
Third Quarter	12.50	9.62	–0–	.04
Fourth Quarter	12.00	9.97	–0–	.04

2010
First Quarter	$12.97	$10.61	$5.00	$.04
Second Quarter	14.00	11.54	–0–	.04
Third Quarter	13.45	11.50	–0–	.04
Fourth Quarter	16.99	12.00	–0–	.04

As of February 28, 2011, there were 638 holders of record of the Company’s common stock.

The declaration of cash dividends on both the preferred and the common stock is made at the discretion of the Board of Directors based on the Company’s earnings, financial condition, capital requirements and other relevant factors.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the Company’s audited financial statements and notes thereto included elsewhere in this annual report.  As noted in the Explanatory Note immediately preceding Item 1 of Part I and in Note 2, Restatement in Notes to the Financial Statements in Part II, Item 8, we have restated our balance sheet as of December 31, 2009 and the related statements of operations, cash flows and shareholders’ equity for the year then ended.  The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.  For this reason the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports on Form 10-K.

Critical Accounting Policies and Estimates

The Securities and Exchange Commission (“SEC”) defines critical accounting policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The following critical accounting policies are a subset of the Company’s significant accounting policies described in Note 1 of the Notes to Financial Statements.  Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates.

Property and Equipment

The Company’s rail operations are highly capital intensive.  Property and equipment, including land held for development, is stated at historical cost (including self-construction costs).  Self-construction costs for track structure include material costs for ties, rail, other track materials and ballast; the cost of direct and supervisory labor, including railroad retirement taxes and employee benefits; costs for track machinery and equipment (including depreciation) and various other overhead costs.  Major renewals or betterments are capitalized while routine maintenance and repairs that do not improve or extend asset lives are charged to expense when incurred.  Properties and equipment are carried at cost and are depreciated over their useful lives.  Items included in track structures with similar physical characteristics, use, date of installation and expected life are grouped together into separate asset classes and depreciated by the estimated useful life for the asset class group.  Gains or losses on sales or other dispositions of property are credited or charged to income.

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

The conclusions and ongoing evaluations of our estimated useful lives may result in future material changes in the Company’s maintenance and capital spending, as well as revisions to the useful lives of property and equipment which may affect depreciation rates and expenses.

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

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating losses and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.   The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the dates of enactment.  Valuation allowances are established when it is estimated that it is more likely than not that the deferred tax asset will not be realized.

Overview

The Company is a regional freight railroad operating in Massachusetts, Rhode Island, Connecticut and New York.

The Company generates operating revenues primarily from the movement of freight in both conventional freight cars and in intermodal containers on flat cars over its rail lines.  Freight revenues are estimated and recorded at the time shipments move onto the Company’s tracks.  Due to the short time of delivery to customers or the connecting carriers, freight revenues recognized at the time shipments move onto the Company’s tracks is not materially different from the revenue recognition of freight revenues as shipments progress.  Modest freight-related operating revenues are derived from demurrage, switching, weighing, special train and other transportation services.  Other operating revenues are derived from services rendered to freight customers and other outside parties by the Company’s Maintenance of Way, Communications & Signals, and Maintenance of Equipment departments.  Operating revenues also include amortization of deferred grant income.

The Company’s operating expenses consist of salaries and wages and related payroll taxes and employee benefits, depreciation, insurance and casualty claim expense, diesel fuel, car hire, property taxes, materials and supplies, purchased services, track usage fees and other expenses.  Many of the Company’s operating expenses are of a relatively fixed nature and do not increase or decrease proportionately with increases or decreases in operating revenues unless the Company’s management were to take specific actions to restructure the Company’s operations.

When comparing the Company’s results of operations from one year to another, the following factors should be taken into consideration.  First, the Company has historically experienced fluctuations in operating revenues and expenses due to unpredictable events such as one-time freight moves and customer plant expansions and shutdowns.  Second, the Company’s freight volumes are susceptible to increases and decreases due to changes in international, national and regional economic conditions.  Third, the volume of capitalized track or recollectible projects performed by the Company’s Maintenance of Way and Communications & Signals Departments can vary significantly from year to year, thereby impacting total operating expenses.  Fourth, diesel fuel comprises a significant portion of the Company’s operating costs.  As fuel prices increase, the Company attempts to recover these costs through surcharges and increased fees; however, the Company’s profitability can be impacted by changes in fuel prices.

The Company also generates income through sales of properties, grants of easements and licenses, and leases of land and tracks.  Income or loss from sale, condemnation and disposal of property and equipment and grants of easements is recorded at the time the transaction is consummated and collectability is assured.  This income varies significantly from year to year.

One of the Company’s customers, which ships construction aggregates from three separate quarries on the Company’s rail system to asphalt production plants in Connecticut and New York, accounted for 11.1% of its operating revenues in 2009.  Though neither this nor any other customers exceeded 10% or more of the Company’s total operating revenues in 2010, agreements by individual shippers with Motiva Enterprises LLC, which operates a petroleum blending terminal located in Providence, Rhode Island, accounted for more than 10% of the Company’s operating revenues. The Company does not believe that these customers will cease to be rail shippers or will substantially decrease their freight volume in the foreseeable future.  Should these customers cease or substantially reduce their rail freight operations and no replacement shipper emerges, management believes that the Company could restructure its operations to reduce operating costs by an amount sufficient to largely offset the decrease in operating revenues.

Results of Operations
The following table sets forth the Company’s operating revenues by category in dollars and as a percentage of operating revenues:
	Years Ended December 31,
	2010		2009
	(in thousands, except percentages)
Freight Revenues:
Conventional carloads	$26,641	92.7%	$21,028	90.3%
Containers	707	2.5%	709	3.0
Other freight-related	622	2.2%	717	3.1
Other operating revenues	761	2.6%	830	3.6
Total	$28,731	100.0%	$23,284	100.0%

The following table sets forth conventional carload freight revenues by commodity group in dollars and as a percentage of such revenues:
	Years Ended December 31,
	2010		2009
	(in thousands, except percentages)
Automobiles	$2,025	7.6%	$862	4.1%
Chemicals and plastics (including ethanol)	11,829	44.4	8,348	39.7
Construction aggregates	3,836	14.4	3,428	16.3
Coal	1,519	5.7	1,093	5.2
Metal products	2,797	10.5	1,787	8.5
Food and agricultural products	1,492	5.6	2,082	9.9
Forest and paper products	1,918	7.2	1,703	8.1
Other	1,225	4.6	1,725	12.3
Total	$26,641	100.0%	$21,028	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues:

	Years Ended December 31,
	2010		2009
	(in thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$15,459	53.8%	$15,731	67.6%
Casualties and insurance	964	3.4	874	3.7
Depreciation	3,085	10.7	3,104	13.3
Diesel fuel	2,884	10.0	1,904	8.2
Car hire, net	810	2.8	694	3.0
Purchased services, including legal and professional fees	2,918	10.2	2,398	10.3
Repairs and maintenance of equipment	1,476	5.1	1,633	7.0
Track and signal materials	1,230	4.3	1,023	4.4
Track usage fees	728	2.5	537	2.3
Other materials and supplies	1,054	3.7	943	4.0
Other	2,092	7.3	1,786	7.7
Total	32,700	113.8	30,627	131.5
Less capitalized and recovered costs	2,807	9.8	4,211	18.1
Total	$29,893	104.0%	$26,416	113.4%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Operating Revenues

Operating revenues increased $5.45 million, or 23.4%, to $28.7 million in 2010 from $23.3 million in 2009.  This increase is the net result of a $5.6 million (26.7%) increase in conventional freight revenues, a $2 thousand (.3%) decrease in container freight revenues, a $95 thousand (13.2%) decrease in other freight-related revenues and a $69 thousand (8.3%) decrease in other operating revenues.

The increase in conventional freight revenues is attributable to a 29.2% increase in traffic volume and a 2.9% decrease in the average revenue received per carloading.  The Company’s conventional carloadings increased by 8,058 to 35,690 in 2010 from 27,632 in 2009.  Shipments of most commodities handled by the Company increased during the year-ended December 31, 2010.  Of particular note are increases in shipments of ethanol.  This is primarily attributable to the economic recovery of the United States and world economies and is consistent with the experience of other railroads in North America.    Signs indicating future increases in traffic volume have been mixed and, therefore, management cannot definitely predict when economic conditions will improve enough to enable the Company to return to operating profitability.  The modest decrease in the average revenue received per conventional carloading is largely attributable to a reduction in diesel fuel surcharges due to a corresponding reduction in the average cost of diesel fuel experienced in 2010.

The slight decrease in container freight revenues is the result of stable traffic volume somewhat offset by a 2.8% decrease in the average revenue received per container.  Container traffic volume increased by 264 containers to 10,729 in 2010 from 10,465 in 2009.  This stabilization of traffic volume marks the end of a trend which began in 2007 in which cross-country container traffic to the East Coast shifted from rail to all-water routes.

The decrease in other freight-related revenues results primarily from a decrease primarily in switching revenue, consistent with the decline in switching for a certain customer.

The decrease in other operating revenues results from a decrease in maintenance department billings for siding maintenance, flagging and other services rendered to freight customers and other outside parties.

Other Income

Other income decreased by approximately $600 thousand to $1.1 million in 2010 from $1.7 million in 2009.  The Company received $950 thousand during the second quarter of 2009 for the settlement of certain legal proceedings and the granting of a permanent easement which accounted for the majority of the change offset in part by the receipt of a note receivable on account of a legal settlement in 2010 ($486 thousand).  In addition, the Company recognized a $350 thousand loss on the sale of three EMD locomotives in 2010.

Operating Expenses

Operating expenses increased by $3.5 million, or 13.2%, to $29.9 million in 2010 from $26.4 million in 2009.    Increases in diesel fuel expense, car hire and track usage fees due to increased usage attributable to increased traffic volume accounted for $1.3 million of this increase.  Also contributing to the increase in operating costs is the fact that the Company’s Maintenance of Way personnel were engaged in fewer capital projects and projects covered by state grants in 2010 than in 2009, resulting in a decrease in material, labor and overhead cost recoveries in the amount of $1.4 million.  The Company incurred $423 thousand of maintenance cost with respect to Amtrak’s Northeast Corridor which it did not incur in 2009.  These amounts are included in purchased services for 2010.  Increases in other operating expenses were partially offset by a decrease in costs incurred for employee-related expenses.

Provision for Income Taxes (Benefit)

The Company’s federal income tax expense for 2010 was $236 thousand.  This was mainly due to an increase in the valuation allowance against its deferred tax assets by $219 thousand.

Liquidity and Capital Resources
During 2010 and 2009, the Company generated $2.7 million and $3.7 million, respectively, of cash from operating activities.  The decrease in our net cash flow from operations was primarily attributable to receipt of $950 thousand of cash received relating to a legal settlement not received in the current year.

During 2010 and 2009, the Company’s cash flows used in investing activities were $1.8 million and $3.8 million, respectively.  For 2010 and 2009, primary drivers of cash used in investing activities were capital expenditures of $2.3 million and $4.0 million, respectively, partially offset by proceeds from the sale of property, equipment and easements of $472 thousand and $154 thousand, for 2010 and 2009, respectively.

The Company’s expenditures for track structure replacement net of grants for the past two years were:

Net Expenditures for Track Structure
Replacements
December 31	(In Thousands)
2009	$2,809
2010	$1,451

Substantially all of the mainline track owned by the Company meets FRA Class 3 standards, and the Company intends to continue to maintain this track at this level.  The Company expended $1.5 million and $2.8 million for additions and improvements to its track structure in 2010 and 2009, respectively.  The Company expects that on average it will continue to spend between $2 million and $3 million per year for capitalized track improvements adjusted annually for inflation.  The Company anticipates expending an additional $4 million in 2011 on rehabilitation of the Willimantic Branch.  Deferred grant income of $213 thousand in 2010 and $158 thousand in 2009 financed a portion of these additions and improvements.  Improvements to the Company’s track structure are made, for the most part, by the Company’s Maintenance of Way Department personnel.

During 2010, the Company generated $418 thousand of cash from financing activities.  For 2010, primary drivers of cash flows generated from financing activities were $900 thousand received from borrowings under the Company’s Line of Credit, $79 thousand from the exercise of stock options and employee stock purchases, and $213 thousand in proceeds from deferred grant income, partially offset by $774 thousand for the payment of dividends.

During 2009, the Company’s cash flows used in financing activities were $591 thousand.  For 2009, primary drivers of the cash flows used in financing activities were $772 thousand for the payment of dividends, partially offset by proceeds of $102 thousand from deferred grant income and $79 thousand from the exercise of stock options and employee stock purchases.

In 2010, the Company paid dividends in the amount of $5 per share, aggregating $3.2 thousand, on its outstanding noncumulative preferred stock and $0.16 per share, aggregating $771 thousand, on its outstanding common stock.  Continued payment of such dividends is contingent upon the Company’s continuing to have the necessary financial resources available.

The Company has a revolving line of credit facility (“Line of Credit”) in the amount of $5 million from a commercial bank that expires in June 2011.  Borrowings under this Line of Credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent (1.25%).  The Company’s effective interest rate was 3.25% for 2010.  The Company pays no commitment fee on this Line of Credit and has no compensating balance requirement.  The Company is subject to financial and non-financial covenants, including maintenance of minimum net worth and restrictions against incurring additional indebtedness, as well as the sale or encumbrance of Company assets.  The Company expects to renegotiate the Line of Credit with its present lender or obtain substitute financing.

In December 2010, the Company entered into a loan agreement (“Construction Loan”) with the same commercial bank in order to borrow funds for rehabilitation of the Willimantic Branch.  The Construction Loan of up to $4 million requires payments of interest only for the first six months accruing at the bank’s prime rate.  After the initial six month period, the Construction Loan will convert to a 10 year term with a 20 year amortization period accruing interest at the Federal Home Loan Bank of Boston 5/20 rate plus 3%.  This rate will be reset 5 years after the date of the note, in July 2016.  The Company has the right to prepay the Construction Loan or any part thereof out of internally-generated funds without penalty.  The Company is subject to financial and non-financial covenants, including maintenance of minimum net worth and minimum debt service coverage.  There were no borrowings outstanding as of December 31, 2010.

Contractual Obligations and Commitments

The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

On January 29, 2002, the Company received a “Notice of Potential Liability” from the United States Environmental Protection Agency (“EPA”) regarding an existing Superfund Site (the “Site”) that includes the J.M. Mills Landfill in Cumberland, Rhode Island.  EPA sends these “Notice” letters to potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).  EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Site.  Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762 thousand) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site.  The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site.  At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study (“RI/FS”) phase of the clean-up at the Site, which will take approximately two or more years to complete.  After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice Letters (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). On December 15, 2003, the EPA issued a second “Notice of Potential Liability” letter to the Company regarding the Site.  EPA again identified the Company as a PRP, this time because EPA “believes that [the Company] accepted hazardous substance for transport to disposal or treatment facilities and selected the site for disposal.”  The Company responded again to EPA stating that it is interested in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site.   The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA and therefore no liability has been accrued for this matter.

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

Pursuant to permits issued by the United States Department of the Army Corps of Engineers and the Rhode Island Coastal Resources Management Council, the Company created 33 acres of waterfront land in East Providence, Rhode Island (“South Quay”) investing nearly $12 million in its development.  The permits for the property, which have been extended to December 2014 and December 2011, respectively, also allow for construction of a dock along the west face of the South Quay.  The property is adjacent to a 12 acre site, also owned by the Company.

The property is located one-half mile from I-195.  In 2006, the Rhode Island Department of Transportation (“RIDOT”) awarded a contract to construct Waterfront Drive, which provides direct vehicular access from the interstate highway system to the South Quay, which project was completed in 2007.  The planned extension by RIDOT of Waterfront Drive northward toward an industrial area in which the Company owns two additional waterfront parcels comprising 11 acres, creating direct access to such property, is underway, with construction expected to commence in 2011.

The City of East Providence has created a waterfront redevelopment area with a zoning overlay that would encourage development of offices, hotels, restaurants, shops, marinas, apartments and other “clean” employment.  The Company has been cooperating with the City of East Providence in these efforts.

The following table sets forth the Company’s significant contractual obligations as of December 31, 2010.

Payments Due by Period
(in Thousands)

Contractual Obligations/Commitments (in Thousands)	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years

Operating lease	$997	$248	$496	$253	—
					—
Debt obligations (a)(b)	$900	$900	—	—	—

Total	$1,897	$1,148	$496	$253	—

(a)	$5 million borrowing capacity under the Line of Credit facility.
(b)	Construction Loan, no amounts outstanding at December 31, 2010.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less.  In addition, the Company’s Line of Credit agreement provides for borrowings which bear interest at variable rates based on either the bank’s prime rate or one and three-quarters  percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”)  with a LIBOR floor of one and one-quarter percent.    The Company’s Construction Loan requires payments of interest only for the first six months accruing at the bank’s prime rate.  The Company is subject to financial and non-financial covenants, including maintenance of minimum net worth and minimum debt service coverage.  The Company had no borrowings outstanding pursuant to the Construction Loan at December 31, 2010. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations and cash flows should not be material.

The Company purchases in excess of one million gallons of diesel fuel each year to operate its locomotives.  Fuel prices and supplies are influenced significantly by political and economic circumstances.  Fuel shortages or unusual price volatility could increase our fuel costs and affect our results of operations.

Inflation

In recent years, inflation has not had a significant impact on the Company’s operations.

Item 8. Financial Statements and Supplementary Data

Providence and Worcester Railroad Company

INDEX TO FINANANCIAL STATEMENTS

PAGE NO.

Report of Independent Registered Public Accounting Firm	II-10

Balance Sheets as of December 31, 2010 and 2009 (restated)	II-11

Statements of Operations for the Years Ended December 31, 2010 and 2009 (restated)	II-12

Statements of Shareholders’ Equity for the Years Ended December 31, 2010 and 2009 (restated)	II-13

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 (restated)	II-14

Notes to Financial Statements	II-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Providence and Worcester Railroad Company

Worcester, Massachusetts

We have audited the accompanying balance sheets of Providence and Worcester Railroad Company (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, shareholders' equity and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the accompanying 2009 financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
March 31, 2011

PROVIDENCE AND WORCESTER RAILROAD COMPANY
BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)

	December 31,
	2010	2009 (As restated- see Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$1,517	$157
Accounts receivable, net of allowance for doubtful accounts of $115 in 2010 and $70 in 2009	2,789	2,862
Materials and supplies	552	602
Prepaid expenses and other current assets	382	343
Note receivable, current	97	—
Deferred income taxes	240	233
Total Current Assets	5,577	4,197
Note receivable, less current portion	347
Property and Equipment, net	79,595	81,114
Land Held for Development	12,457	12,457
Total Assets	$97,976	$97,768

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Borrowings under line of credit	$900	$—
Accounts payable	3,029	3,317
Accrued expenses	1,751	1,523
Total Current Liabilities	5,680	4,840
Deferred Income Taxes	11,596	11,353
Deferred Grant Income	8,063	8,111
Other	40	—
Commitments and Contingencies
Shareholders’ Equity:

Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2010 and 2009	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,822,650 shares in 2010 and 4,812,613 shares in 2009	2,411	2,406
Additional paid-in capital	37,045	36,879
Retained earnings	33,109	34,147
Total Shareholders’ Equity	72,597	73,464
Total Liabilities and Shareholders’ Equity	$97,976	$97,768

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)

	2010	2009 (As restated- see Note 2)
Revenues:
Operating Revenues	$28,731	$23,284
Other Income	1,134	1,707
Total Revenues	29,865	24,991

Expenses:
Operating:
Maintenance of way and structures	4,413	2,746
Maintenance of equipment	3,559	3,667
Transportation	9,231	8,140
General and administrative	5,522	4,925
Depreciation	3,085	3,104
Taxes, other than income taxes	2,324	2,374
Car hire, net	810	694
Employee retirement plans	221	229
Track usage fees	728	537

Total Operating Expenses	29,893	26,416

Loss before Income Taxes	(28)	(1,425)

Provision for Income Taxes	236	381

Net Loss	(264)	(1,806)

Preferred Stock Dividends	3	3

Net Loss Available to Common Shareholders	$(267)	$(1,809)

Basic and Diluted Loss Per Common Share	$(.06)	$(.38)

Weighted average shares - basic	4,817	4,806

Weighted average shares – diluted	4,817	4,806

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands Except Per Share Amounts)

	Years Ended December 31, 2010 and 2009
			Additional		Total
	Preferred	Common	Paid-in	Retained	Shareholders’
	Stock	Stock	Capital	Earnings	Equity
Balance January 1, 2009 as previously reported	$32	$2,401	$36,705	$35,659	$74,797
Prior period errors (see Note 2)				1,066	1,066
Balance January 1, 2009, as restated	32	2,401	26,705	36,725	75,863
Issuance of 11,273 common shares for stock options exercised, employee stock purchases, and other		5	107		112
Share based compensation – options granted			67		67
Dividends paid:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.16 per share				(769)	(769)
Net loss for the year (as restated)				(1,806)	(1,806)
Balance, December 31, 2009, as restated	32	2,406	36,879	34,147	73,464

Issuance of 10,037 common shares for stock options exercised, employee stock purchases, and other		5	104		109
Share based compensation – options granted			62		62
Dividends paid:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.16 per share				(771)	(771)
Net loss for the year				(264)	(264)
Balance, December 31, 2010	$32	$2,411	$37,045	$33,109	$72,597

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	2010	2009 (As restated- see Note 2)

Cash Flows from Operating Activities:
Net loss	$(264)	$(1,806)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	3,085	3,104
Provision for allowance for doubtful accounts	45	—
Note receivable	(486)	—
Amortization of deferred grant income	(261)	(258)
(Gains)/losses from sale, condemnation and disposal of property, equipment and easements, net	256	(129)
Deferred income taxes	236	381
Share-based compensation	92	101
Increase (decrease) in cash and cash equivalents from:
Accounts receivable	28	721
Materials and supplies	50	501
Prepaid expenses and other	(39)	99
Accounts payable and accrued expenses	(60)	962
Other	40	—

Net cash flows from operating activities	2,722	3,676
Cash Flows from Investing Activities:
Purchase of property and equipment	(2,294)	(3,958)
Proceeds from note receivable	42	—
Proceeds from sale and condemnation of property, equipment and easements	472	154
Net cash flows used in investing activities	(1,780)	(3,804)

Cash Flows from Financing Activities:
Borrowings under line of credit	1,000	—
Payments under line of credit	(100)
Dividends paid	(774)	(772)
Issuance of common shares for stock options exercised and employee stock purchases	79	79
Proceeds from deferred grant income	213	102

Net cash flows (used in) from financing activities	418	(591)

(Decrease) Increase in Cash and Cash Equivalents	1,360	(719)
Cash and Cash Equivalents, Beginning of Year	157	876
Cash and Cash Equivalents, End of Year	$1,517	$157

Supplemental Disclosures:
Cash paid during year for interest	$45	$—
Cash paid (received) during year for income taxes, net	$—	$—

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
(Dollars in Thousands Except Per Share Amounts)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Providence and Worcester Railroad Company (“P&W” or the “Company”) is an interstate freight carrier conducting railroad operations in Massachusetts, Rhode Island, Connecticut and New York.  Through its connecting carriers, it services customers located throughout North America.  The Company services the largest international double-stack intermodal terminal facility in New England.  P&W’s connections to multiple Class I railroads, either directly or through connections with regional and short-line carriers, allow the Company to offer various pricing and routing alternatives to its customers.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents for purposes of classification in the balance sheets and statements of cash flows.  Cash equivalents are stated at cost, which approximates fair market value.

Materials and Supplies

Materials and supplies, which consist of diesel fuel and items for the improvement and maintenance of track structure and equipment, are stated at cost, determined on a first-in, first-out basis, and are charged to expense or added to the cost of property and equipment when used.

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

The Company reviews property and equipment retirements each year, in order to determine whether or not the estimated useful lives are reasonable.  Since, in most instances, assets retired have been fully or substantially depreciated, the Company has not found it necessary, historically, to make any significant adjustments to their estimated useful lives.  Retirements of track structure are recorded by removing the historical cost and related accumulated depreciation of the equivalent amount of its oldest track structures in the related asset class group.  Gains or losses on sales or other dispositions are credited or charged to income. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When circumstances indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of the assets in determining whether the carrying amounts of the assets are recoverable.  If impairment exists it is measured by comparing the carrying value to the fair value.  No impairments were recognized in the years presented.

Deferred Grant Income

The Company has availed itself of various federal and state programs administered by the states of Connecticut, Massachusetts and Rhode Island for reimbursement of expenditures for capital improvements.  In order to receive reimbursement, the Company must submit requests for the projects, including cost estimates.  The Company receives from 70% to 100% of the costs of such projects, which have included bridges, track structure and public improvements.  To the extent that such grant proceeds are used to fund capital improvements to bridges and track structure, they are recorded as deferred grant income and amortized into operating revenues on a straight-line basis over the estimated useful lives of the related improvements ($261 thousand in 2010 and $258 thousand in 2009).

Grant proceeds utilized to finance public improvements, such as grade crossings and signals, are recorded as a direct offset to the cost of the improvements, which are not capitalized.

Revenue Recognition and Concentration of Credit Risk

Freight revenues are estimated and recorded at the time shipments move onto the Company’s tracks.  Due to the short time of delivery to customers or the connecting carriers, freight revenues recognized at the time shipments move onto the Company’s tracks is not materially different from the revenue recognition of freight revenues as shipments progress.  Freight revenues are recorded net of any unloading allowances or other fees.

Other freight-related revenues and other operating revenues are recorded at the time the services are rendered to the customer.

Gain or loss from sale, condemnation and disposal of property and equipment and easements is recorded at the time the transaction is consummated and collectability is assured.

The Company serves approximately 160 customers in Massachusetts, Rhode Island, Connecticut and New York.  The Company’s ten (10) largest customers account for more than half of its operating revenues.  Though no single customer accounted for 10% or more of its total operating revenues in 2010, agreements by individual shippers with Motiva Enterprises LLC, which operates a petroleum blending terminal located in Providence, Rhode Island, accounted for more than 10% of the Company’s operating revenues.  One customer accounted for 11% of the Company’s operating revenues in 2009.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating losses and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.   The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Certain provisions of ASC 740 prescribe a recognition threshold and the measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return, and provides guidance on reporting for uncertain tax positions.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not accrued any interest or penalties.

Income (Loss) per Common Share

Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during each year.  Diluted income (loss) per common share reflects the effect of the Company’s outstanding convertible preferred stock (using the if-converted method) and options (using the treasury stock method), except where such items would be anti-dilutive.

A reconciliation of weighted average shares used for the basic and diluted computation is as follows:

	2010			2009
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic Earnings per Share
Net Loss available to Common Shareholders	$(267)			$(1,809)
Basic Earnings/(loss) per share	$(267)	4,817	$(.06)	$(1,809)	4,806	$(.38)

Diluted Earnings per Share
Net Loss available to Common Shareholders	$(267)			$(1,809)
Effect of Dilutive Securities		—			—
Diluted loss per Share	$(267)	4,817	$(.06)	$(1,809)	4,806	$(.38)

Options to purchase 55,901 and 51,530 shares of common stock were outstanding during 2010 and 2009, respectively.  These options were not included in the computation of diluted (loss) earnings per common share for 2010 and 2009 because of the anti-dilutive effect.  Shares of preferred stock convertible into 64,000 shares of common stock were outstanding during 2010 and 2009.  These shares were not included in the computation of diluted (loss) earnings per common share for 2010 and 2009 because of the anti-dilutive effect.

Fair value of Financial Instruments

The Company applies the following three level hierarchy of valuation inputs for measuring fair value:

Level 1 – Quoted prices for identical assets or liabilities in active markets that the Company has theability to access at the measurement date.

Level 2 – Quoted prices for similar assets or liabilities in active markets or inactive markets; and valuations techniques in which all significant inputs are observable market data.

Level 3 – Valuations derived in which one or more of the significant inputs are unobservable.

The Company believes that the fair value of its financial instruments including receivables, note receivable, payables and notes payable (bank facilities) approximate their respective book values at December 31, 2010 and 2009.  The fair value of the notes payable and note receivable were determined using borrowing rates currently available to the Company for loans and receivables with similar terms and maturities.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

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

Comprehensive Income

Comprehensive Income equals net income for 2010 and 2009.

Segment Reporting

The Company operates as one segment reporting to the chief operating decision maker.  Products and services consist primarily of interstate freight rail services.  These include the movement of freight in both conventional freight cars and in intermodal containers on flat cars over the Company’s rail lines, as well as freight-related services such as switching, weighing and special trains and other services rendered to freight customers and other outside parties by the Company’s Maintenance of Way, Communications & Signals and Maintenance of Equipment Departments.

Recent Accounting Pronouncements

The Company reviews new accounting standards when issued.  The Company does not believe any of the recent accounting pronouncements will have a significant impact on its financial statements.

2.           Restatement of Previously Issued Financial Statements

Subsequent to the issuance of its 2009 financial statements the Company identified accounting errors related to the treatment of certain Federal tax credits and their related valuation.

In 2004, Congress adopted Section 45G of the Internal Revenue Code of 1986 for tax years beginning after December 31, 2004.  Section 45G permits qualified railroads, of which the Company is one, the benefit of a railroad track maintenance credit equal to 50% of the qualified railroad track maintenance expenditures paid or incurred.  Under the provisions of Section 45G, the Company is allowed to take a credit equal to $3,500 multiplied by (a) the number of railroad track miles owned or leased by the Company as of the close of the taxable year, and (b) the number of miles assigned for this purpose to the Company by another eligible Class 2 or Class 3 railroad which owns or leases such railroad track as of the close of the taxable year.  Section 45G(e)(iii) requires that if the credits are allowed under the Section, the basis of the track must be reduced by the amount of the credit so allowed.

For certain years prior to the year ended December 31, 2009, the Company determined and elected the credit on its Federal income tax return.  The Company did not record, in its financial statements, the deferred tax liability resulting from the basis adjustments for these years.

In addition, for the year ended December 31, 2009 and certain previous years, the Company misapplied the guidance provided by Accounting Standards Codification 740, “Income Taxes” (“ASC 740”) regarding the calculation and requirements for valuation allowances against deferred tax assets.  Under the guidance provided by ASC 740, the Company has determined that full valuation allowances should not have been recorded for the credits related certain years prior to December 31, 2009 which also resulted in additional valuation allowances not being recorded for the year ended December 31, 2009.

The following tables set forth the financial impacts of the restatement on the Company’s balance sheets as of December 31, 2009 and its statements of operations and cash flows for the year ended December 31, 2009.  The effect of the accounting errors for the years prior to December 31, 2009 are reflected as an adjustment to January 1, 2009 retained earnings in the accompanying statements of shareholders’ equity.

	As previously reported	Adjustments	As restated
Balance Sheet as of December 31, 2009
Current Assets: _Deferred income taxes	322	(89)	233
Deferred income taxes	11,659	(306)	11,353
Retained earnings	33,930	217	34,147
Total shareholders’ equity	73,247	217	73,464

Statement of Operations for the year ended December 31, 2009

Provision (benefit) for income taxes	(468)	849	381
Net (loss) income	(957)	(849)	(1,806)
Net (loss) income available to common shareholders	(960)	(849)	(1,809)
Basic and Diluted Loss per common share	(.20)	(.18)	(.38)

Statement of Cash Flows for the year ended December 31, 2009

Net loss	(957)	(849)	(1,806)
Deferred income taxes	(468)	849	381

3.	Share-Based Compensation

The Company has a non-qualified stock option plan (“SOP”) covering all management personnel who have a minimum of one year of service with the Company and who are not holders of a majority of either its outstanding common stock or its outstanding preferred stock.  In addition, the Company’s outside directors are eligible to participate in the SOP.  The Company’s stockholders have authorized 5% of the shares of common stock outstanding (241,133 shares at December 31, 2010) for issuance under the SOP.  Options granted under the SOP, which are fully vested when granted, are exercisable over a ten year period at the closing market price for the Company’s common stock on the last business day of the year prior to the date the options are granted.  The Company issues new common stock to satisfy stock options exercised.

The Company recognizes compensation expense for new stock option grants at fair value on the grant date, less estimated forfeitures.  Stock-based employee compensation expense, net of income taxes, in the amounts of $40 thousand and $43 thousand, have been charged against income in 2010 and 2009, respectively, for stock options granted.  The Company’s policy is to estimate the fair market value of each option granted on the date of grant, the first business day in January of each year, using the Black-Scholes option pricing model, and record the compensation expense in the year in which the grant was made.  Management’s estimating requires the use of estimates that are highly subjective including items such as the expected life of the option grants, the expected stock price volatility and the expected dividend payment rate.  The expected life is based upon historical experience and is estimated for each grant.  The expected volatility is based upon a combination of historical and implied volatility.  The expected dividend rate is based upon historical yields.  The risk free rate is based upon a zero-coupon U.S. Treasury rate at the time of grant with maturity dates that coincide with the expected life of the options.

Key assumptions used to apply the Black-Scholes option pricing model are set forth below:

	2010	2009
Average risk-free interest rate	3.04%	1.87%
Expected life of option grants	6.0 years	6.0 years
Expected volatility of underlying stock	89%	86%
Expected dividend payment rate, as a percentage of the share price on the date of grant	1.49%	1.33%
Weighted average grant date fair value	$7.26	$7.90

The following table summarizes the stock option activity under the Company’s plan:

		Weighted Average
	Number	Exercise	Fair
	Of Options	Price	Value
Outstanding and exercisable at December 31, 2008	46,618	$13.13
Granted	8,450	11.99	$7.90
Exercised	(600)	9.24
Expired	(2,938)	12.38
Outstanding and exercisable at December 31, 2009	51,530	$13.03
Granted	8,510	10.75	$7.26
Exercised	(1,658)	7.08
Expired	(2,481)	8.00
Outstanding and exercisable at December 31, 2010	55,901	$13.08

The total intrinsic value of options exercised for the years ended December 31, 2010 and 2009 totaled approximately $14 thousand and $2 thousand, respectively, and cash proceeds from the exercise of stock options totaled approximately $12 thousand and $6 thousand for the years ended December 31, 2010 and 2009, respectively.  The income tax benefits realized from the exercise of stock options were not material for the periods presented.

The aggregate intrinsic value of the stock options outstanding, based on the closing stock price of the Company’s common stock as of December 31, 2010 and 2009, totaled approximately $226 thousand and $48 thousand, respectively.

Common Stock Awards

The Company has awarded certain of its employees common stock under stock award plans.  During the years ended December 31, 2010 and 2009, the Company awarded 2,275 and 2,625 shares, respectively.  The compensation expense recorded for these awards was $30 thousand and $34 thousand for 2010 and 2009, respectively.  Common stock awarded under such stock award plans vests immediately.

4.	Legal Settlement

In conjunction with a settlement agreement with a customer, the Company accepted an unsecured promissory note in the face amount of $486 thousand, whereby the Company receives monthly installments of $10 thousand including interest at 3.91% through January 2015, the maturity date.  The settlement is recorded as other income in the accompanying income statement.

5.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2010	2009
Land and improvements, excluding land held for development	$11,465	$11,465
Track structure	86,062	84,509
Buildings and other structures	8,718	8,630
Equipment	23,775	24,517

	130,020	129,121
Less accumulated depreciation	50,425	48,007

Total property and equipment, net	$79,595	$81,114

6.	Land Held for Development

Pursuant to permits issued by the United States Department of the Army Corps of Engineers and the Rhode Island Coastal Resources Management Council, the Company created 33 acres of waterfront land in East Providence, Rhode Island (“South Quay”).  The permits for the property, which have been extended to December 2014 and December 2011, respectively, also allow for construction of a dock along the west face of the South Quay.  The property is adjacent to a 12 acre site, also owned by the Company.  The Company has invested approximately $12 million in the development of the South Quay, which has resulted in the creation of approximately 33 acres of waterfront land.

The property is located one half-mile from I-195.  In 2006, the Rhode Island Department of Transportation (“RIDOT”) awarded a contract for roadway improvements to provide direct vehicular access from the interstate highway system to the South Quay, which project was completed in 2007.  Construction of the planned extension by RIDOT of Waterfront Drive northward toward an industrial area in which the Company owns two additional waterfront parcels comprising 11 acres, creating direct access to such property, is expected to commence in 2011.

The City of East Providence has created a waterfront redevelopment area with a zoning overlay that would encourage development of offices, hotels, restaurants, shops, marinas, apartments and other “clean” employment.  The Company has been cooperating with the City of East Providence in these efforts.

7.	Debt

Revolving Line of Credit

The Company has a revolving line of credit facility (“Line of Credit”) in the amount of $5 million from a commercial bank that expires in June 2011.  Borrowings under this Line of Credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent (1.25%).  The Company’s effective interest rate was 3.25% for 2010.  The Company pays no commitment fee on this Line of Credit and has no compensating balance requirement.  The Company is subject to financial and non-financial covenants, including maintenance of minimum net worth and restrictions against incurring additional indebtedness, as well as the sale or encumbrance of Company assets.  The Company expects to renegotiate the Line of Credit with its present lender or obtain substitute financing prior to maturity.

Long-term debt

In December 2010, the Company entered into a loan agreement (“Construction Loan”) with the same commercial bank in order to borrow funds for rehabilitation of the Willimantic Branch.  The Construction Loan of up to $4 million requires payments of interest only for the first six months accruing at the bank’s prime rate.  After the initial six month period, the Construction Loan will convert to a 10 year term with a 20 year amortization period accruing interest at the Federal Home Loan Bank of Boston 5/20 rate plus 3%.  This rate will be reset 5 years after the date of the note, in July 2016.  The Company has the right to prepay the Construction Loan or any part thereof out of internally-generated funds without penalty.  The Company is subject to financial and non-financial covenants, including maintenance of minimum net worth and minimum debt service coverage.  No amounts were outstanding under the Construction Loan as of December 31, 2010.

8.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2010	2009
Salaries and wages	$536	$585
Payroll taxes	151	167
Simplified employee pension plan contributions	201	208
Legal and professional fees	264	126
Casualty loss claims	423	263
Other	176	174
	$1,751	$1,523

9.           Other Income

Other income consists of the following:

Other income consists of the following:	Years Ended December 31,
	2010	2009
Gains (losses) from sale, condemnation and disposal of property, equipment and easements, net	$(256)	$129
Proceeds from legal settlement	486	950
Rentals and license fees under various operating leases	679	627
Interest and other	225	1
	$1,134	$1,707

In June 2009 the Company received $950 thousand for the settlement of certain legal proceedings that arose following the expiration of leasehold rights of an unrelated third party to a pipeline location located on the Company’s right-of-way, and the Company’s grant of a permanent easement for such pipeline location. For 2010, the Company received interest relating to the receipt of condemnation proceeds.  In addition, the Company entered into a legal settlement, see Note 4.

10.           Railroad Track Maintenance Credits

During the fourth quarter of 2010 and the third quarter of 2009, the Company entered into agreements with an unrelated third-party shipping customer. Under these agreements, the customer agreed to pay for certain qualified railroad track maintenance expenditures, including capital additions to the Company's track structure. In return the Company agreed to assign railroad track miles to the shipping customer which would enable that customer to claim certain track maintenance credits pursuant to section 45G of the Internal Revenue Code of 1986. For the years ended December 31, 2010 and 2009, the amount of $975 thousand was realized as a result of agreements with an unrelated third party shipping customer for Railroad Track Maintenance Credits generated in 2010 and 2009 and accounted for as a reduction of Operating Expenses - Maintenance of Way and Structures in the Consolidated Statement of Operations.

11.	Income Taxes (Benefit)

The provision for income taxes (benefit) consists of the following:

	Years Ended December 31,
	2010	2009
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred, Federal and State	236	381
	$236	$381

The following summarizes the estimated tax effect of temporary differences that are included in the net deferred income tax provision:

	Years Ended December 31,
	2010	2009
Depreciation	$140	$319
Deferred grant income	17	34
Net operating loss carryforward	(88)	(801)
Contribution carryforward	(10)	8
Accrued casualty and other claims	1	6
Accrued compensated time off and related payroll taxes	31	(31)
Share based compensation	(22)	(23)
Allowance for doubtful accounts	(16)	20
Other	(36)	—
Change in valuation reserve	219	849
	$236	$381

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effect of significant items comprising the Company’s net deferred income tax liability as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Deferred income tax liabilities - Differences between book and tax basis of property and equipment	$17,863	$17,725
Deferred income tax assets:
Deferred grant income	2,862	2,881
Net operating loss carryforward	1,343	1,256
Track maintenance credit carryforward	4,491	4,491
Contribution carryforward	58	48
Accrued casualty and other claims	92	94
Accrued compensated time off and related payroll taxes	173	203
Share based compensation	151	128
Allowance for doubtful accounts and other	76	24
	9,246	9,125
Valuation allowance	(2,739)	(2,520)
Net deferred income tax liability	$11,356	$11,120

During 2005 through 2008, the Company generated Railroad Track Maintenance Credits in the cumulative amount of $4,491 thousand.  These credits may be utilized, subject to certain limitations, to offset the Company’s current federal income tax liability.  Any credits not utilized in the year earned may be carried forward to offset future income tax liabilities for a period of 20 years.  None of these credits have been utilized to date and, therefore, such unused credits constitute deferred income tax assets. In 2010 and 2009, the tax credit arising on account of track maintenance in the amount of $975 thousand was realized as a result of an agreement with an unrelated third-party shipping customer and accounted for as a reduction of Operating Expenses - Maintenance of Way and Structures in the Statement of Operations.

Consistent with the Company’s accounting policy, the Company considered available positive evidence such as the reversal pattern of temporary differences, future taxable income and tax planning strategies to determine the need for a valuation allowance against its deferred tax assets.  The Company concluded based upon the available positive evidence it is more likely than not that a portion of its deferred tax assets may not be realized.  As a result, the Company has established and maintains a valuation allowance for that portion of the deferred tax assets it believes will not be realized.

The Company had $3,785 thousand and $3,538 thousand of federal net operating loss carryforwards for the years ended December 31, 2010 and 2009, respectively, which expire beginning in 2027.

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	Years Ended December 31,
	2010	2009
Federal statutory rate	(34)%	(34%)
Non deductible expenses, state income taxes, and other	14	4
Change in valuation allowance	863	57

Effective tax rate	843%	27%

The Company is subject to U.S. federal income tax as well as income tax in the Commonwealth of Massachusetts.  All U.S. federal income and Massachusetts income tax matters have been concluded through 2007.

12.	Commitments and Contingent Liabilities

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

In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L, on December 18, 2002.  The Company was one of about sixty parties named by Plaintiffs, in this suit, to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site.  Plaintiffs alleged that the Company is liable under 42 U.S.C. § 961(a) (3) of CERCLA as an “arranger” or “generator” of waste that ended up at the Site.  The Company entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs’ claims.  Although the Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site, the Company paid $45 thousand to settle this suit in March 2006.

13.           Employee Benefit Plans

Defined Contribution Retirement Plans

The Company has a deferred profit-sharing plan (“Plan”) which covers all of its employees who are members of its collective bargaining units.  Contributions to the Plan are required in years in which the Company has income from “railroad operations” as defined in the Plan.  Contributions are to be equal to at least 10% but not more than 15% of the greater of income before income taxes or income from railroad operations subject to a maximum contribution of $3.5 thousand per eligible employee.  Contributions to the Plan may be made in cash or in shares of the Company’s common stock valued at the closing market price for the Company’s stock on the last business day of the year prior to the date the options are granted.  No contribution was made for 2010 or 2009 since the Company did not generate income from railroad operations during those years.

The Company also has a Simplified Employee Pension plan (“SEP”) which covers substantially all employees who are not members of one of its collective bargaining units.  Contributions to the SEP are discretionary and are determined annually as a percentage of each covered employee’s compensation up to the maximum amount allowable by law.  Contributions accrued under the SEP amounted to $201 thousand in 2010 and $208 thousand in 2009 which, in each year, was less than the maximum amount allowable by law.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may purchase registered shares of common stock at 85% of the market price for such shares.  An aggregate of 200,000 shares of common stock are authorized for issuance under the ESPP which was established in 1997.  Any shares purchased under the ESPP are subject to a two year lock-up. ESPP purchases amounted to 6,104 shares in 2010 and 8,048 shares in 2009.  The Company received $67 thousand and $73 thousand as result of purchases through the ESPP in 2010 and 2009, respectively.

401(k) Plan

The Company has a 401(k) Plan (“401(k)”) which covers employees who are members of a collective bargaining unit as well as management employees.  Contributions to employees’ 401(k) accounts are made from individual employees’ payroll contributions.  The Company is not liable for contributions, other than de minimus matching contributions for employees subject to collective bargaining agreements.

14.           GATX Corporation and subsequent event

In 2008, the Company entered into an agreement with GATX Corporation (“GATX”) whereby GATX acquired approximately 5% of the Company’s common stock for approximately $5.5 million.  The parties also entered into an Exclusive Railcar Supply Agreement whereby GATX has the exclusive right to supply the Company with railcars for certain rail traffic on market-competitive terms.  In addition, the Company exchanged 72 of its mill gondolas for 137 open-top hoppers owned by GATX, which exchange was accounted for as a purchase.  The Company agreed to lease the 72 mill gondolas from GATX under operating leases for a period of up to 7 years at a minimum annual rental of $248 thousand through January 2015 and, as of December 31, 2010, the total remaining obligation under this lease was $997 thousand.  Rental expense of $248 thousand was incurred under this lease in 2010 and 2009, respectively.  In addition to the lease of the gondolas, which is a fixed-rent, fixed-term lease, the Company also entered into a 7 year “per-diem” lease of 200 auto carrying railcars, for which the Company is obligated to remit car-hire revenues only.  In 2010 and 2009, the car-hire earned from other railroads and remitted to GATX was approximately $2,425 thousand and $744 thousand, respectively.

In March 2011, the Company entered into 3 year lease with GATX for two six-axle EMD SD-60s for approximately $183 thousand per annum.

15.           Preferred Stock

The Company’s $50 par value preferred stock is convertible at any time at the option of the holder of the preferred stock into 100 shares of common stock.  The noncumulative stock dividend is fixed by the Company’s Charter at an annual rate of $5.00 per share, out of funds legally available for the payment of dividends.

The holders of preferred stock and holders of common stock are entitled to one vote per share, voting as separate classes, upon matters voted on by shareholders.  The holders of common stock elect one-third of the Board of Directors; the voters of preferred stock elect the remainder of the Board.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our independent registered public accounting firm, Deloitte & Touche LLP.

Item 9A.  Controls and Procedures

Management’s Report Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were not effective due to the material weakness as discussed below.

Management’s Evaluation Regarding the Effectiveness of Internal Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate as a result of changes in conditions, or that the degree of compliance with the applicable polices and procedures may deteriorate.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the Company’s internal control over financial reporting as of the end of the period covered by this annual report based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Such evaluation included reviewing the documentation of the Company’s internal controls, evaluating the design effectiveness of the internal controls and testing their operating effectiveness.  Based on such evaluation, the Company’s management has concluded that as of the end of the period covered by this annual report, the Company’s internal control over financial reporting was not effective at a reasonable assurance level due to a material weakness in internal controls as identifed and discussed below.

We identified a material weakness in our internal control over financial reporting for the year ended December 31, 2010, because we did not maintain effective controls over accounting for income taxes, including the determination and reporting of deferred income taxes and the related income tax provision.  A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.  Specifically, we did not have adequate personnel and other resources to enable us to (i) properly consider and apply U.S. generally accepted accounting principles providing guidance over accounting for income taxes and (ii) review and monitor the accuracy and completeness of the components of the income tax provision calculation and the related deferred taxes.  In addition, until remediated, this material weakness could result in a material misstatement in the tax related accounts described above in our interim or annual financial statements that would not be prevented or detected.

The material weakness resulted in accounting errors in the treatment of certain Section 45G Federal tax credits and their related valuation that were not prevented or detected on a timely basis.  As a result, we have restated the 2009 financial statements in this annual report on this Form 10-K.

Management’s annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by independent our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Notwithstanding the existence of this material weakness in internal controls, we believe that the financial statements in the Annual Report on form 10-K present fairly, in all material respects, our balance sheets as of December 31, 2010 and 2009 and the related consolidated statements operations, shareholders’ equity and cash flows for the years ended December 31, 2010 and 2009 in conformity with U.S. generally accepted accounting principles.

Remediation Actions Undertaken by Management

Based upon the recommendation of management, the Audit Committee has directed management to interview outside consultants with the requisite knowledge and expertise to perform review procedures over the Company’s calculation of income taxes.  The process, which began during the first quarter of 2011, has not yet been completed and, therefore, the deficiencies have not been remediated as of the date of this filing though we expect to complete the process by the third quarter of 2011.  The material weakness will not be fully remediated until, in the opinion of the Audit Committee, the revised control procedures have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness.

Changes in Internal Control Over Financial Reporting

We have begun, but have not completely remediated the material weakness in our internal control over financial reporting with respect to our processes to accurately report our income tax provision as discussed above.  Based on our evaluation carried out under the supervision and with the participation of management, including our Chief Executive Officer, President, and Chief Financial Officer, the remediation actions described above under “Remediation Actions Undertaken by Management are the only changes that are reasonabley likely to materially affect our internal controls over financial reporting.  No other changes in the internal control over financial reporting were noted during the fourth quarter of 2010.

Item 9B. Other Information

The Company did not fail to file any reports required to be filed on Form 8-K for the last fiscal quarter.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to the directors of the Company, see pages 3 through 9 and 11 through 14 of the Company’s definitive proxy statement for the 2011 annual meeting of its shareholders, which pages are incorporated herein by reference.

The following are the executive officers of the Company:
			Date of First
Name	Age	Position	Election to Office
Robert H. Eder	78	Chairman	1980
P. Scott Conti	53	President	2005
David F. Fitzgerald	60	Vice President	2005
Frank K. Rogers	49	Vice President	2005
Daniel T. Noreck	39	Treasurer	2010
Marie A. Angelini	52	Secretary	2007

The Company’s former Treasurer, Elizabeth A. Deforge, resigned on July 27, 2010.

Any officer elected or appointed by the Company’s Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors.  Mr. Eder has served as Chairman of the Company since 1980, and also served as President of the Company from December 1966 until 1980.  Mr. Conti served as Vice President from March 1999 until his election as President in 2005.  Upon joining the Company in 1988, he served as Engineering Manager through December 1997, and then as Chief Engineer from 1998 until March 1999.  Mr. Fitzgerald joined the Company in 1973 and served as Superintendent of Transportation prior to his promotion to Vice President in 2005.  Mr. Rogers joined the Company in 1994 and served as Director of Marketing prior to his promotion to Vice President in 2005.  Mr. Noreck joined the Company in September 2010 as Treasurer.  Ms. Angelini joined the Company in 2005 and served as Assistant General Counsel prior to her promotion to General Counsel and election as Secretary in 2007.

The Company has adopted a written code of ethics that applies to all of its employees including its Chief Executive Officer and its Chief Financial Officer.  A copy of the Company’s code of ethics, entitled “Business Conduct Policy,” is available on the Company’s website at http://www.pwrr.com, and/or may be obtained without charge by contacting:

Investor Relations
Attention: Wendy Lavely
Providence and Worcester Railroad Company
75 Hammond Street
Worcester, Massachusetts 01610
(800) 447-2003
Internet Address: http://www.pwrr.com; wlavely@pwrr.com

Item 11. Executive Compensation

See pages 11 through 19 of the Company’s definitive proxy statement for the 2011 annual meeting of its shareholders, which pages are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See page 10 of the Company’s definitive proxy statement for the 2011 annual meeting of its shareholders, which pages are incorporated herein by reference.

III - 1

The following table sets forth information as of the end of the Company’s most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders	55,901	$13.08	272,679

Equity compensation plans not approved by security holders	N/A	N/A	181,595

Total	55,901	$13.08	454,274

Item 13. Certain Relationships and Related Transactions and Director Independence

See pages 2, 5-6, and 19 of the Company’s definitive proxy statement for the 2011 annual meeting of its shareholders which pages are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

See pages 19-20 of the Company’s definitive proxy statement for the 2011 annual meeting of its shareholders which pages are incorporated herein by reference.

III - 2

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) All financial statements:
An index of financial statements is included in Item 8, page II-9DanPWRRDan of this annual report.

(2)      Financial Statement schedule:
Schedule II Valuation and Qualifying Accounts Page IV-3

All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or the notes thereto.

(3)      Listing of Exhibits.

3.1	Articles of Incorporation, as amended, incorporated by reference from the Company’s Registration Statement on Form S-1, Registration No. 333-46433

3.2	By-laws, as amended, incorporated by reference from the Company’s Registration Statement on Form S-8, Registration No. 333-02975

10.1
Business Loan Agreement dated June 25, 2009 between the Registrant and Commerce Bank & Trust Company, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

10.2
Common Stock Purchase Agreement dated January 10, 2008 between the Registrant and GATX Corporation, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.3
Exclusive  Railcar  Supply  Agreement dated January 10, 2008 between the Registrant and GATX Corporation, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.4
Registration Rights Agreement dated January 10, 2008 between the Registrant and GATX Corporation, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.5	Non-Qualified Stock Option Plan (incorporated by reference from the Company’s Registration Statement on Form S-1 Registration No. 33-46433

23         Consent of Independent Registered Public Accounting Firm.

31.1         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Not applicable.

(c)	Exhibits (annexed).

Financial Statement Schedule.  See item (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

/s/ Robert H. Eder

By Robert H. Eder
Chief Executive Officer
Dated:  March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Robert H. Eder Robert H. Eder	Chief Executive Officer and Chairman (Principal Executive Officer)	March 31, 2011
/s/ P. Scott Conti P. Scott Conti	President and Director (Chief Operating Officer)	March 31, 2011
/s/ Daniel T. Noreck Daniel T. Noreck	Treasurer (Principal financial officer and principal accounting officer)	March 31, 2011
/s/ Richard W. Anderson Richard W. Anderson	Director	March 31, 2011
/s/ Frank W. Barrett Frank W. Barrett	Director	March 31, 2011
/s/ J. Joseph Garrahy J. Joseph Garrahy	Director	March 31, 2011
/s/ John J. Healy John J. Healy	Director	March 31, 2011

SCHEDULE II

PROVIDENCE AND WORCESTER RAILROAD COMPANY

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2010 AND 2009
(IN THOUSAND DOLLARS)

Column A	Column B	Column C Additions		Column D	Column E
		(1)	(2)
	Balance	Charged	Charged to		Balance
	At	to costs	other		at end
	Beginning	and	accounts		of
Description	of period	expenses	describe	Deductions	period
Allowance for doubtful accounts:
Year ended December 31, 2010	$70	$45		$0	$115
Year ended December 31, 2009	$130	$0		$60	$70

 EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-65937, 333-65949, and 333-21617 each on Form S-8 of our report dated March 31, 2011, relating to the financial statements and financial statement schedule of Providence and Worcester Railroad Company (which report expresses an unqualified opinion and includes an explanatory paragraph related to the restatement described in Note 2 to the financial statements), appearing in this Annual Report on Form 10-K of Providence and Worcester Railroad Company for the year ended December 31, 2010.

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
March 31, 2011

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
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

DATE:  March 31, 2011
By: /s/ Robert H. Eder

Robert H. Eder
Chairman of the Board and Chief Executive Officer

EXHIBIT 31.2

Providence and Worcester Railroad Company
Certification Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, DANIEL T. NORECK, certify that:

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
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

DATE:  March 31, 2011
By: /s/ Daniel T. Noreck

Daniel T. Noreck
Treasurer and Chief Financial Officer

EXHIBIT 32

PROVIDENCE AND WORCESTER RAILROAD COMPANY
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providence and Worcester Railroad Company (the Company) on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert H. Eder

Robert H. Eder
Chairman of the Board and Chief Executive Officer
March 31, 2011

EXHIBIT 32.1

PROVIDENCE AND WORCESTER RAILROAD COMPANY
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Providence and Worcester Railroad Company (the Company) on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Daniel T. Noreck, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Daniel T. Noreck

Daniel T. Noreck
Treasurer and Chief Financial Officer
March 31, 2011