Form 10-Q
period 2011-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2011-05-13
CIK 831968

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
 Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 9, 2011, the registrant has 4,8260,17 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

Index to Quarterly Report on Form 10-Q

Part I – Financial Information

Item 1 – Financial Statements (Unaudited):

Condensed Balance Sheets – March 31, 2011 (Unaudited) and December 31, 2010	3

Condensed Statements of Operations – Three Months Ended March 31, 2011 and 2010 (Unaudited)	4

Condensed Statements of Cash Flows – Three Months Ended March 31, 2011 and 2010 (Unaudited)	5

Notes to Condensed Financial Statements (Unaudited)	6-9

Item 2–Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-13

Item 3 –Quantitative and Qualitative Disclosures about Market Risk	14

Item 4 – Controls and Procedures	14

Part II – Other Information:

Item 5 Reports on Form 8-K	15

Item 6 Exhibits	15

Signatures	16

Part I – Financial Information

Item 1.  Financial Statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED BALANCE SHEETS (Unaudited)
(Dollars in Thousands Except Per Share Amounts)

ASSETS
	MARCH 31,	DECEMBER 31,
	2011	2010
Current Assets:
Cash and cash equivalents	$619	$1,517
Accounts receivable, net of allowance for doubtful accounts of $115 in 2011 and 2010, respectively	2,889	2,789
Materials and supplies	552	552
Note receivable, current	106	97
Prepaid expenses and other current assets	224	382
Deferred income taxes	240	240
Total Current Assets	4,630	5,577
Note receivable, less current portion	320	347
Property and Equipment, net	82,464	79,595
Land Held for Development	12,457	12,457
Total Assets	$99,871	$97,976

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Borrowings under line of credit	$900	$900
Current portion of long term debt	81	—
Accounts payable	3,921	3,029
Accrued expenses	1,640	1,751
Total Current Liabilities	6,542	5,680
Long term debt, net of current portion	2,783	—
Deferred Income Taxes	12,044	11,596
Deferred Grant Income	7,997	8,063
Other	40	40
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2011 and 2010	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,825,998 shares in 2011 and 4,822,650 shares in 2010	2,413	2,411
Additional paid-in capital	37,193	37,045
Retained earnings	30,827	33,109
Total Shareholders’ Equity	70,465	72,597
Total Liabilities and Shareholders’ Equity	$99,871	$97,976

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
 (Dollars in Thousands Except Per Share Amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Operating Revenues	$6,850	$6,170
Other Income	197	128
Total Revenues	7,047	6,298

Operating Expenses:
Maintenance of way and structures	1,835	1,231
Maintenance of equipment	1,030	832
Transportation	2,631	2,217
General and administrative	1,321	1,299
Depreciation	787	776
Taxes, other than income taxes	583	608
Car hire, net	225	174
Employee retirement plans	58	58
Track usage fees	203	120
Total Operating Expenses	8,673	7,315
Loss before Income Taxes	(1,626)	(1,017)
Income Tax Provision (Benefit)	460	(344)
Net Loss	(2,086)	(673)

Preferred Stock Dividends	3	3
Net Loss Attributable to Common Shareholders	$(2,089)	$(676)

Basic and Diluted Loss Per Common Share	$(.43)	$(.14)
Weighted-Average Common Shares Outstanding
For basic	4,817,576	4,814,006
For diluted	4,817,576	4,814,006

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
 (Dollars in Thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(2,086)	$(673)
Adjustments to reconcile net loss to net cash flows from (used in) operating activities:
Depreciation	787	776
Amortization of deferred grant income	(66)	(64)
Deferred income taxes provision (benefit)	460	(344)
Share-based compensation	102	94
Increase (decrease) in cash from:
Accounts receivable	(100)	(105)
Materials and supplies	—	81
Prepaid expenses and other current assets	158	152
Accounts payable and accrued expenses	90	46
Net cash flows used in operating activities	(655)	(37)

Cash flows from Investing Activities:
Purchase of property and equipment	(2,977)	(319)
Proceeds from note receivable	18	—
Net cash flows used in investing activities	(2,959)	(319)

Cash Flows from Financing Activities:
Borrowings under line of credit	—	1,000
Borrowings under long term debt	2,864
Dividends paid	(196)	(196)
Issuance of common shares for stock options exercised and employee stock purchases	48	17
Net cash flows from financing activities	2,716	821

Increase (Decrease) in Cash and Cash Equivalents	(898)	465
Cash and Cash Equivalents, Beginning of Period	1,517	157
Cash and Cash Equivalents, End of Period	$619	$622
Supplemental Disclosures:
Cash paid during year for interest	$13	$7
Property and equipment included in accounts payable	$679	$—

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Dollars in Thousands Except Per Share Amounts)

1.
In the opinion of management, the accompanying interim condensed financial statements of the Providence and Worcester Railroad Company (the “Company”) contain all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the three months ended March 31, 2011 and 2010 in accordance with accounting principles generally accepted in the United States.  The accompanying condensed balance sheet as of December 31, 2010, has been derived from audited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.  Results for interim periods may not be necessarily indicative of the results to be expected for the full year.

2.	Recent Accounting Pronouncements:

The Company reviews new accounting standards as issued.  Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion.  The Company expects none of the recent accounting pronouncements will have a significant impact on its financial statements.

3.	Changes in Shareholders’ Equity:
			Additional		Total
	Preferred	Common	Paid-in	Retained	Shareholders’
	Stock	Stock	Capital	Earnings	Equity
Balance December 31, 2010	$32	$2,411	$37,045	$33,109	$72,597
Issuance of 2,448 common shares for employee stock purchases, stock options exercised and employee stock awards		2	46		48
Share-based compensation, options granted			102		102
Dividends:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.04 per share				(193)	(193)
Net loss for the period				(2,086)	(2,086)
Balance March 31, 2011	$32	$2,413	$37,193	$30,827	$70,465

4.	Debt

Revolving Line of Credit:

In June 2009 the Company obtained a revolving line of credit facility in the amount of $5 million from a commercial bank expiring on June 25, 2011. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate ("LIBOR") with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets.  $900 thousand was outstanding under this line of credit at March 31, 2011.  The Company anticipates being able to renew the line of credit with its existing bank or another financial institution under similar terms and conditions.

Long term debt

In December 2010, the Company entered into a loan agreement with the same commercial bank, in order to borrow funds for rehabilitation of the Willimantic Branch (“Construction Loan”).  The Construction Loan of up to $4 million requires payments of interest only for the first six months and accruing at the bank’s prime rate.  After the six month period, the Construction Loan will convert to a 10 year loan with a 20 year amortization period and bear interest at the Federal Home Loan Bank of Boston 5/20 rate plus 3% (5.48% if converted, as of March 31, 2011).  The Company has the right to prepay the balance or any part thereof out of internally-generated funds without penalty.    No amounts were outstanding as of December 31, 2010.  During the first quarter, the Company utilized $2,864 thousand of its available funding for the rehabilitation of the Willimantic Branch.  The Company intends to utilize its available remaining capacity under the Construction Loan by June 30, 2011, at which time the loan will convert as discussed above.  Based upon the conversion factor, the Company recorded $84 thousand as the current portion of long term debt.  The Company is subject to financial and non-financial covenants, including maintenance of minimum net worth and minimum debt service coverage.

The carrying value of the Company’s debt facilities approximated its fair value at March 31, 2011 which was estimated using current borrowing rates available to the Company.

5.	Other Income:
	2011	2010
Rentals	$194	$127
Interest	3	1
	$197	$128

6.	Loss per Common Share:

Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during each quarter.  Diluted income (loss) per common share reflects the effect of the Company’s outstanding convertible preferred stock (using the if-converted method) and options (using the treasury stock method), except where such items would be anti-dilutive.

A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

	2011			2010
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic Earnings per Share
Net Loss available to Common Shareholders	$(2,089)			$(676)
Basic Earnings/(loss) per share	$(2,089)	4,818	$(.45)	$(676)	4,814	$(.14)

Diluted Earnings per Share
Net Loss available to Common Shareholders	$(2,089)			$(676)
Effect of Dilutive Securities		—			—
Diluted loss per Share	$(2,089)	4,818	$(.45)	$(676)	4,814	$(.14)

Options to purchase 59,883 and 57,544 shares of common stock were outstanding during 2011 and 2010, respectively.  These options were not included in the computation of diluted (loss) earnings per common share for 2011 and 2010 because of the anti-dilutive effect.  Shares of preferred stock convertible into 64,000 shares of common stock were outstanding during 2011 and 2010.  These shares were not included in the computation of diluted (loss) earnings per common share for 2011 and 2010 because of the anti-dilutive effect.

7.	Commitments and Contingent Liabilities:

The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the condensed financial statements for any expected liabilities which may result from disposition of such lawsuits.

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MDA”) which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent the Company’s present expectations or beliefs concerning future events.  The Company cautions, however, that actual results could differ materially from those indicated in MDA.  The following discussion should be read in conjunction with the Condensed Financial Statements and applicable notes to the Condensed Financial Statements, Item 1.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) defines critical accounting policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report on Form 10-K.  Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates.  We continue to monitor our accounting policies to ensure proper application of current rules and regulations.  There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 during the first three months of 2011.

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

In particular, our business might be affected by uncertainties affecting the railroad and transportation industry generally as well as the following, among other factors:

•	general economic, financial and political conditions, including downturns affecting the railroad industry and credit markets;
•	our ability to comply with financial and non-financial covenants contained in our revolving line of credit and Construction Loan;
•	limitations and restrictions on the operation of our business contained in the documents governing our indebtedness;
•	increases in transportation costs, including fuel prices, which in some instances may not be passed on to customers;
•	competitive pressures, including changes in competitors’ pricing;
•	our ability to generate cash flows to invest in the operation of our business;
•	our dependence upon our key customers, executives and other key employees and our ability to renegotiate our union contracts;

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued.  Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion.  The Company expects none of the recent accounting pronouncements will have a significant impact on its financial statements.

Results of Operations

The following table sets forth the Company’s operating revenues by category in dollars and as a percentage of operating revenues:
Three Months Ended March 31,
2011	2010
(In thousands, except percentages)

Freight Revenues:
Conventional carloads	$6,138	89.6%	$5,648	91.5%
Containers	179	2.6	150	2.4
Other freight related	166	2.4	132	2.2
Other operating revenues	367	5.4	240	3.9
Total	$6,850	100.0%	$6,170	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues:

Three Months Ended March 31,
2011	2010
(In thousands, except percentages)

Salaries, wages, payroll taxes and employee benefits	$3,979	58.1%	$3,877	62.8%
Casualties and insurance	190	2.8	337	5.5
Depreciation	787	11.5	776	12.6
Diesel fuel	1,002	14.6	555	9.0
Car hire, net	225	3.3	174	2.8
Purchased services, including legal and professional fees	619	9.0	512	8.3
Repair and maintenance of equipment	603	8.8	216	3.5
Track and signal materials	283	4.1	166	2.7
Track usage fees	203	3.0	120	1.9
Other materials and supplies	314	4.6	198	3.2
Other	602	8.8	544	8.8
Total	8,807	128.6	7,475	121.1
Less capitalized and recovered costs	134	2.0	160	2.6
Total	$8,673	126.6%	$7,315	118.5%

Operating Revenues:

Operating revenues increased $680 thousand, or 11.0%, to $6.85 million in the first quarter of 2011 from $6.2 million in the first quarter of 2010.  This increase is a combined result of $490 thousand (8.7%) increase in conventional freight revenues, a $29,000 (19.3%) increase in container freight revenues, a $34,000 (25.8%) increase in other freight related revenues and a $127 thousand(52.9%) increase in other operating revenues.

The increase in conventional freight revenues is attributable to a 9.3% increase in the average revenue received per conventional carloading offset by a 4.9% decrease in traffic volume.  The Company’s conventional carloadings decreased by 364 to 7,024 in the first quarter of 2011 from 7,388 in 2010.

Shipments of most commodities, particularly automobiles, increased during the first quarter of 2011, as compared to the first quarter of 2010, offset by a decrease in the Company’s coal business due to a power plant customer not utilizing coal during the quarter.  The increase in the average revenue received per conventional carloading is due to a shift in the mix of commodities, as well as some rate changes.  There is no assurance that market conditions will improve enough to enable the Company to return to profitable operations during 2011.

The increase in container freight revenues is the result of a 9.5% increase in traffic volume and a 7.2% increase in the average revenue received per container.  Container traffic volume increased by 220 containers to 2,534 in the first quarter of 2011 from 2,314 in 2010.  This increase in traffic continues a trend which began late in 2010.  This trend, along with improved economic conditions, contributed to the increase in the average revenue received per container.

The increase in other freight-related revenues is the result of an increase in demurrage income as a result of the adverse weather pattern the Northeast experienced, offset by decreases in switching billings and weighing revenue.

The increase in other operating revenues reflects increased maintenance department billings for services rendered to freight customers and other outside parties.

Other Income:

The net change in other income is primarily due to the $69,000 increase in rental income.

Operating Expenses:

The Company experienced adverse winter weather conditions in the Northeast during the first quarter.  These conditions impacted the Company’s overall operating effectiveness specifically impacting payroll and diesel fuel utilization.  In addition, certain other factors, as discussed below, impacted operating expenses for the first quarter of 2011.

Operating expenses for the first quarter of 2011 increased by $1,352,000, or 18.5%, to $ 8.7 million from $7.3 million in the first quarter of 2010.  The increase consists of a $102,000 increase in the salaries, wages payroll taxes and employee benefits due to weather-related issues and the hiring of additional Transportation personnel to offset anticipated retirements in 2011, $447,000 in increased diesel fuel prices and weather-related inefficiencies, $107,000 in purchased services relating to bridge repair work performed during 2011, $390,000 due to increased equipment repairs mainly due to the unanticipated repair of locomotives, $117,0000 of additional signal material and $116,000 in other materials and supplies due mainly to the increased prices of various lubricants.  Increases in other operating expenses were somewhat offset by a decrease in casualties and insurance.

Income Tax Provision/Benefit:

The income tax provision benefit for the first quarter of 2011 and 2010 is approximately (28%) and 33% of the pre-tax loss, respectively.  The current rate is impacted by a variety of factors, including estimated future taxable income and possible tax planning strategies.  The Company will continue to evaluate its tax provision. The 2010 income tax rate represented the effective tax benefit which the Company expected to realize at that time.

Liquidity and Capital Resources

During the first quarter of 2011, the Company used $655,000 of cash from operating activities.  The Company utilized cash of approximately $2,977,000 for capital improvements, the majority of which related to the improvement of the Willimantic Branch.  The Company funded the majority ($2,864,000) of these capital improvements with its Construction Loan.

The Company intends to fully draw down the balance of the funds available under the Construction Loan during the second quarter, at which time the Construction Loan will convert to an amortizing loan with monthly payments of approximately $30,000, including principal and interest.

On April 27, 2011, the Company declared a quarterly dividend of approximately $193,000 ($.04 per common share) to be paid on May 25, 2011.  The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

The Company expects to assign its Federal income tax credit under Internal Revenue Code Section 45G to a qualified shipper under substantially similar terms and conditions as it has done in prior years.

The Company expects the renewal of an existing licensing arrangement, whereby the Company will provide a license along its right of way for a period of 25 years.  The Company anticipates payment in full upon the execution of the license agreement, currently anticipated in November 2011.  The Company expects to receive $2.6 million in cash at the time of renewal.

The Company has a $5.0 million dollar revolving line of credit with its principal bank that is due to expire on June 25, 2011, of which $4.1 million is still available as of March 31, 2011.  The Company anticipates being able to renew the line of credit with its existing bank or another financial institution under similar terms and conditions.

Seasonality

Historically, the Company’s operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

As of March 31, 2011, the Company is exposed to market risks which primarily include changes in U.S. interest rates and the purchase price of diesel fuel.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less.  In addition, the Company’s revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either the bank’s prime rate or one and three-quarters  percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”)  with a LIBOR floor of one and one-quarter percent.    The Company’s Construction Loan provides for borrowings which bear interest at variable rates for the first six months and accruing at the bank’s prime rate.  After the six month period, the Construction Loan will convert to a 10 year loan with a 20 year amortization period and bear interest at the Federal Home Loan Bank of Boston 5/20 rate plus 3%.  The Company has the right to prepay the balance or any part thereof out of internally-generated funds without penalty.  The Company had no borrowings outstanding pursuant to the Construction Loan at December 31, 2010. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations and cash flows should not be material.

The Company purchases in excess of one million gallons of diesel fuel each year to operate its locomotives.  Fuel prices and supplies are influenced significantly by political and economic circumstances.  Additional fuel shortages or price volatility could continue to increase our fuel costs and adversely affect our results of operations. As of March 31, 2011, the Company is exposed to market risks which primarily include changes in U.S. interest rates.

Inflation

In recent years, inflation has not had a significant impact on the Company’s operations.

Item 4. Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of March 31, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

As discussed in Part II, Item 9 “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, we identified a material weakness in our internal control over financial reporting because we did not maintain effective controls over the accounting for income taxes, including the determination and reporting of deferred income taxes and the related income tax provision.  Specifically, we did not have adequate personnel and other resources to enable us to (i) properly consider and apply U.S. generally accepted accounting principles providing guidance over accounting for income taxes, and (ii) review and monitor the accuracy and completeness of the components of the income tax provision calculations and the related deferred taxes.  In addition, until remediated, this material weakness could result in a misstatement in the tax-related accounts described above that would result in a material misstatement to our interim or annual financial statements and disclosures that would not be prevented or detected.

As a result of the material weakness described above, the Company’s management has concluded that, as of March 31, 2011, our internal control over financial reporting was not effective.

As of March 31, 2011, we have begun, but have not yet completely remediated, the material weakness in our internal control over financial reporting with respect to our processes to accurately report our income tax provision as discussed above.  Since the material weakness has been identified, we have undertaken an evaluation of our available resources deployed for the accounting for income taxes and are in the process of identifying necessary changes to our processes and our allocation of resources as required.  Other than as described in this Item 4, there have been no significant changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 5.	Reports on Form 8-K

(a)	Reports on Form 8-K were appropriately filed during the quarter ended March 31, 2011.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

By: /s/ Robert H. Eder
_____________________________________
Robert H. Eder
Chairman of the Board and Chief Executive Officer

By: /s/ Daniel T. Noreck
_____________________________________
Daniel T. Noreck
Treasurer and Principal Financial Officer

DATED:  May 13, 2011

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

DATE:  May 13, 2011
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

DATE:  May 13, 2011
By: /s/ Daniel T. Noreck
_____________________________________
Daniel T. Noreck
Treasurer and Principal Financial Officer

                                                                                                                                          EXHIBIT 32

PROVIDENCE AND WORCESTER RAILROAD COMPANY
CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended March 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
May 13, 2011

                                                                                                                                          EXHIBIT 32.1

PROVIDENCE AND WORCESTER RAILROAD COMPANY
CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended March 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Daniel T. Noreck, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Daniel T. Noreck
_____________________________________
Daniel T. Noreck
Treasurer and Chief Financial Officer
May 13, 2011