Form 10-Q
period 2011-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2011-08-12
CIK 831968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-16704
PROVIDENCE AND WORCESTER RAILROAD COMPANY
(Exact name of registrant as specified in its charter)

Rhode Island	05-0344399

(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

75 Hammond Street, Worcester, Massachusetts	01610

(Address of principal executive offices)	(Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such fields). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of August 1, 2011, the registrant has 4,828,081 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
Index to Quarterly Report on Form 10-Q

Part I — Financial Information

Item 1 —Financial Statements (Unaudited):

Condensed Balance Sheets — June 30, 2011 and December 31, 2010	3

Condensed Statements of Operations — Three and Six Months Ended June 30, 2011 and 2010	4

Condensed Statements of Cash Flows — Six Months Ended June 30, 2011 and 2010	5

Notes to Condensed Financial Statements	6-9

Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3 —Quantitative and Qualitative Disclosures about Market Risk	15

Item 4 —Controls and Procedures	16

Part II — Other Information:

Item 5 —Other Information	17

Item 6 Exhibits	17

Signatures	18
EX-31.1
EX-31.2
EX-32
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
PROVIDENCE AND WORCESTER RAILROAD COMPANY
CONDENSED BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	JUNE 30,	DECEMBER 31,
	2011	2010

ASSETS

Current Assets:
Cash and cash equivalents	$1,331	$1,517
Accounts receivable, net of allowance for doubtful accounts of $115 in 2011 and 2010	3,814	2,789
Materials and supplies	535	552
Note receivable, current	107	97
Prepaid expenses and other current assets	12	382
Deferred income taxes	240	240

Total Current Assets	6,039	5,577
Note receivable, less current portion	293	347
Property and Equipment, net	83,421	79,595
Land Held for Development	12,457	12,457

Total Assets	$102,210	$97,976

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Borrowings under line of credit	$900	$900
Current portion of long term debt	117	—
Accounts payable	4,159	3,029
Accrued expenses	2,029	1,751

Total Current Liabilities	7,205	5,680

Long term debt, net of current portion	3,883	—

Deferred Income Taxes	12,031	11,596

Deferred Grant Income	7,931	8,063

Other	39	40

Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2011 and 2010	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,827,423 shares in 2011 and 4, 822,650 shares in 2010	2,414	2,411
Additional paid-in capital	37,213	37,045
Retained earnings	31,462	33,109

Total Shareholders’ Equity	71,121	72,597

Total Liabilities and Shareholders’ Equity	$102,210	$97,976

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Operating Revenues	$7,774	$7,607	$14,624	$13,777
Other Income	283	282	480	410

Total Revenues	8,057	7,889	15,104	14,187

Operating Expenses:
Maintenance of way and structures	182	1,428	2,017	2,670
Maintenance of equipment	993	732	2,023	1,561
Transportation	2,753	2,293	5,384	4,478
General and administrative	1,330	1,296	2,651	2,620
Depreciation	788	776	1,575	1,552
Taxes, other than income taxes	565	622	1,148	1,230
Car hire, net	365	200	590	374
Employee retirement plans	65	56	123	113
Track usage fees	183	131	386	251

Total Operating Expenses	7,224	7,534	15,897	14,849

Income (Loss) before Income Taxes	833	355	(793)	(662)
Income Tax Provision (Benefit)	5	106	465	(238)

Net Income (Loss)	828	249	(1,258)	(424)

Preferred Stock Dividends	—	—	3	3

Net Income (Loss) Attributable to Common Shareholders	$828	$249	$(1,261)	$(427)

Basic and Diluted Income (Loss) Per Common Share	$.17	$.05	$(.26)	$(.09)

Weighted-Average Common Shares Outstanding:
For basic	4,818,415	4,816,484	4,818,415	4,815,252
For diluted	4,891,443	4,886,718	4,818,415	4,815,252

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(1,258)	$(424)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	1,575	1,552
Amortization of deferred grant income	(132)	(129)
Deferred income taxes benefit	447	(238)
Share-based compensation	102	94
Increase (decrease) in cash from:
Accounts receivable	(1,025)	(2,291)
Materials and supplies	17	63
Prepaid expenses and other current assets	370	329
Accounts payable and accrued expenses	1,008	1,360

Net cash flows from operating activities	1,104	316

Cash flows from Investing Activities:
Purchase of property and equipment	(5,014)	(897)
Proceeds from note receivable	44	—

Net cash flows (used in) investing activities	(4,970)	(897)

Cash Flows from Financing Activities:
Borrowings under line of credit	—	1,000
Borrowings under long term debt	4,000	—
Dividends paid	(389)	(388)
Issuance of common shares for stock options exercised and employee stock purchases	69	36

Net cash flows from financing activities	3,680	648

Increase (Decrease) in Cash and Cash Equivalents	(186)	67
Cash and Cash Equivalents, Beginning of Period	1,517	157

Cash and Cash Equivalents, End of Period	$1,331	$224

Supplemental Disclosures:
Cash paid during year for interest	$52	$32
Property and equipment included in accounts payable and accrued expenses	$387	$—

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Dollars in Thousands Except Per Share Amounts)
1.	In the opinion of management, the accompanying interim financial statements of the Providence and Worcester Railroad Company (the “Company”) contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2011, the results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. Results for interim periods may not be necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.
2.	Recent Accounting Pronouncements:
The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company expects none of the recent accounting pronouncements will have a significant impact on its financial statements.
3.	Changes in Shareholders’ Equity:

			Additional		Total
	Preferred	Common	Paid-in	Retained	Shareholders’
	Stock	Stock	Capital	Earnings	Equity

Balance December 31, 2010	$32	$2,411	$37,045	$33,109	$72,597
Issuance of 4,773 common shares for employee stock purchases, stock options exercised and employee stock awards			3	66	69
Share-based compensation, options granted				102	102
Dividends:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.04 per share				(386)	(386)
Net loss for the period				(1,258)	(1,258)

Balance June 30, 2011	$32	$2,414	$37,213	$31,462	$71,121

4.	Debt:

Revolving Line of Credit

In June 2011, the Company extended its revolving line of credit facility in the amount of $5 million from a commercial bank. The line of credit facility expires on June 25, 2013. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. At June 30, 2011, $900 thousand was outstanding under this line of credit.

Long term debt

In December 2010, the Company entered into an unsecured loan agreement with the same commercial bank as the revolving line of credit, in order to borrow up to $4 million for rehabilitation of the Willimantic Branch (“Construction Loan”). The Construction Loan requires payments of interest only for the first six months accruing at the bank’s prime rate. After the initial six month period, the Construction Loan converted to a 10 year term loan with a 20 year amortization period and bears interest at the Federal Home Loan Bank of Boston 5/20 rate plus 3% (5.18% as of the conversion date). The Company has the right to prepay the balance or any part thereof out of internally-generated funds without penalty. No amounts were outstanding as of December 31, 2010 and as of June 30, 2011 the Company has borrowed $4 million. The outstanding balance of the Construction Loan converted to a term loan under the terms stated above during June 2011 and the first payment on the term loan was made during July 2011. The Construction Loan is subject to financial and non-financial covenants, including maintenance of minimum net worth and minimum debt service coverage.

The carrying value of the Company’s debt facilities approximated its fair value at June 30, 2011 which was estimated using current borrowing rates available to the Company.
5.	Other Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Loss from sale and disposal of property, equipment and easements, net	$—	$—	$—	$(43)
Rentals	186	187	354	348
Interest	4	—	7	—
Other	93	95	119	105

	$283	$282	$480	$410

6.	Income (Loss) per Common Share:

Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding during each period. Diluted income (loss) per common share reflects the effect of the Company’s outstanding convertible preferred stock and stock options except where such items would be antidilutive.

A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted-average shares for basic	4,818,415	4,816,484	4,818,415	4,815,252
Dilutive effect of convertible preferred stock and stock options	73,028	70,234	—	—

Weighted-average shares for diluted	4,891,443	4,886,718	4,818,415	4,815,252

Preferred Stock convertible into 64,000 shares of common stock at the rate of 100 shares of common stock for each one share of Preferred Stock was outstanding for the three and six-month periods ended June 30, 2011 and 2010. In addition, options to purchase 58,617 and 55,952 shares of common stock were outstanding for the six-month periods ended June 30, 2011 and 2010, respectively. These common stock equivalents were not included in the computation of the diluted loss per share for these six-month periods because their effect would be antidilutive.

Options to purchase 50,855 and 51,310 shares of common stock were outstanding for the three-month period ended June 30, 2011 and 2010, respectively.

7.	Track Maintenance Agreement:

In the second quarter of 2011, the Company entered into a track maintenance agreement with an unrelated third party customer (“Shipper”). The Shipper paid for qualifying railroad track maintenance expenditures during 2011 in consideration of the assignment of railroad track miles which permits the Shipper to claim certain federal tax credits pursuant to Internal Revenue Code Section 45G. During 2011, the Company received $869 thousand, net of expenses, which offsets maintenance of way expenses. Since the authorizing federal legislation for 2010 track maintenance credits was not renewed by Congress until December 2010, no amounts were received during the three and six months ended June 30, 2010 for 2010 track maintenance credits.

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

9.	Subsequent event and dividends:

On July 29, 2011 the Company received $1.2 million for the settlement of certain legal proceedings and the grant of a permanent easement.

On July 27, 2011, the Company declared a dividend of $.04 per share on its outstanding common stock payable August 24, 2011 to shareholders of record as of August 10, 2011.
*      *      *

PROVIDENCE AND WORCESTER RAILROAD COMPANY
ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MDA”) which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions, however, that actual results could differ materially from those indicated in MDA. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.
Critical Accounting Policies
The Securities and Exchange Commission (“SEC”) defines critical accounting policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.
The Company’s significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
In particular, our business might be affected by uncertainties affecting the railroad and transportation industry generally as well as the following, among other factors:
•	general economic, financial and political conditions, including downturns affecting the railroad industry and credit markets;

•	our ability to comply with financial and non-financial covenants contained in our revolving line of credit and Construction Loan;

•	limitations and restrictions on the operation of our business contained in the documents governing our indebtedness;

•	increases in transportation costs, including fuel prices, which in some instances may not be passed on to customers;

•	competitive pressures, including changes in competitors’ pricing;

•	our ability to generate cash flows to invest in the operation of our business;

•	our dependence upon our key customers, executives and other key employees and our ability to renegotiate our union contracts.
Recent Accounting Pronouncements
The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company expects none of the recent accounting pronouncements will have a significant impact on its financial statements.
Results of Operations
The following table sets forth the Company’s operating revenues by category in dollars and as a percentage of operating revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
			(In thousands, except percentages)
Freight Revenues:
Conventional carloads	$7,202	92.6%	$6,844	90.0%	$13,339	91.2%	$12,492	90.7%
Containers	212	2.7	157	2.1	391	2.7	307	2.2
Other freight related	167	2.2	245	3.2	334	2.3	377	2.7
Other Operating Revenues	193	2.5	361	4.7	560	3.8	601	4.4

Total	$7,774	100.0%	$7,607	100.0%	$14,624	100.0%	$13,777	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
			(In thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$3,918	50.4%	$3,787	48.9%	$7,897	54.0%	$7,663	55.6%
Casualties and insurance	120	1.5	255	3.4	310	2.1	592	4.3
Depreciation	787	10.1	776	10.2	1,575	10.8	1,551	11.3
Diesel fuel	1,114	14.3	715	9.4	2,116	14.5	1,271	9.2
Car hire, net	365	4.7	200	2.6	590	4.0	374	2.7
Purchased services, including legal and professional fees	858	11.1	647	8.5	1,477	10.1	1,159	8.4
Repair and maintenance of equipment	93	1.2	356	4.7	696	4.8	572	4.2
Track and signal materials	145	1.9	564	7.4	427	2.9	731	5.3
Track usage fees	182	2.3	131	1.7	386	2.6	251	1.8
Other materials and supplies	292	3.8	148	2.9	607	4.2	347	2.5
Other	467	6.0	460	6.0	1,067	7.3	1,003	7.3

Total	8,341	107.3	8,039	105.7	17,148	117.3	15,514	112.6
Less capitalized and recovered costs	1,117	14.4	505	6.6	1,251	8.6	665	4.8

Total	$7,224	92.9%	$7,534	99.1%	$15,897	108.7%	$14,849	107.8%

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Operating Revenues:
Operating revenues increased $847 thousand, or 6.15%, to $14.6 million in the six months ended June 30, 2011 from $13.8 million in 2010. This increase is the result of a $847 thousand (6.8%) increase in conventional freight revenues, a $84 thousand (27.4%) increase in container freight revenues, offset by a $43 thousand (11.4%) decrease in other freight-related revenues and a $41 thousand (6.8%) decrease in other operating revenues.
The increase in conventional freight revenues results from a 13.3% increase in the average revenue received per conventional carloading, offset by a (9.5%) reduction in traffic volume. The Company’s conventional carloadings decreased by 1,052 to 16,446 in the first six months of 2011 from 17,498 in 2010.

The number of shipments of most commodities handled by the Company was relatively constant with increases in ethanol and automobile shipments during the first six months of 2011. There was a decrease in coal shipments due to a power plant customer being offline during a substantial portion of the period. The increase in the average revenue received per conventional carloading is due to a shift in the mix of commodities, as well as some rate changes.
The increase in container freight revenues is the result of a 18.8% increase in traffic volume and a 6.4% increase in the average revenue received per container. Container traffic volume increased by 896 containers to 5,659 containers in the first six months of 2011 from 4,763 containers in 2010. This increase in traffic, along with improved economic conditions, contributed to the increase in the average revenue received per container.
The small decrease in other freight-related revenues results from a decrease in miscellaneous revenue.
The slight decrease in other-operating revenues reflects a decrease in maintenance department billings for services rendered to freight customers and other outside parties.
Other Income:
Other income increased from $410 thousand in the first six months of 2010 to $480 thousand in 2011, due mainly to a loss on the disposal of property in 2010 ($43 thousand) not incurred during 2011.
Operating Expenses:
Operating expenses for the first six months of 2011 increased by $1.1 million, or 7.4%, to $15.9 million from $14.8 million in 2010. Increases in the cost of diesel fuel as well as increased usage accounted for the majority of this increase. Increased operating costs were also due to an increase in maintenance charges and maintenance of way expenses as compared with the same period in 2010. These increases were offset in part by amounts received on account of assignment of tax maintenance credits received in 2011 ($869 thousand) and an increase in scrap recoveries ($293 thousand) which were not realized during 2010.
Provision for Income Taxes (Benefit):
The income tax benefit for the first six months of 2011 is equal to (58.6%) of the pre-tax loss. This effective rate reflects the federal income tax rate adjusted by the effect of non deductible expenses and state taxes. The estimated annual rate does not agree to expected amounts due to changes in the valuation allowance the Company had previously established against its deferred tax assets.
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Operating Revenues:
Operating revenues increased $167 thousand, or 2.2%, to $7.8 million in the second quarter of 2011 from $7.6 million in the second quarter of 2010. This increase is the result of a $358 thousand (5.2%) increase in conventional freight revenues, and a $55 thousand (35.0%) increase in container freight revenues, offset by a $78 thousand (31.8%) decrease in other freight-related revenues and a $168 thousand (46.5%) decrease in other operating revenues.
The increase in conventional freight revenues is attributable to a 9.7% increase in average revenue per carloading, offset by a 4.9% decrease in traffic volume. The Company’s conventional carloadings decreased by 490 to 9,420 in the second quarter of 2011 from 9,910 in 2010. The reasons for the decrease in conventional traffic volume and increase in average revenue per carloading are as previously discussed for the six months ended June 30, 2011.
The increase in container freight revenues is the result of a 27.6% increase in traffic volume and a 5.8% increase in the average revenue received per container. Container traffic volume increased by 676 containers to 3,125 in the second quarter of 2011 from 2,449 in the second quarter of 2010. Reasons for the increase in traffic volume and the average revenue received per container during the second quarter are as previously discussed.
Other Income:
Other income remained consistent in the second quarter at approximately $280 thousand.
Operating Expenses:
Operating expenses for the second quarter of 2011 decreased by $310 thousand, or 4.1%, to $7.2 million in the second quarter of 2011 from $7.5 million in the second quarter of 2010. The principal reasons for this overall decrease were receipts on account of assignment of tax maintenance credits received in 2011 ($869 thousand) and an increase in scrap recoveries ($293 thousand) which were not realized during 2010. These decreases were offset in part by higher diesel fuel costs, higher maintenance charges and maintenance of way expenses as previously discussed.
Provision for Income Taxes:
The income tax provision for the second quarter of 2011 is equal to approximately 1% of pre-tax income. This effective tax rate represents the federal income tax rate increased by the impact of state income taxes and non deductible expenses. The estimated annual rate does not agree to expected amounts due to changes in the valuation allowance the Company had previously established against its deferred tax assets.
Liquidity and Capital Resources
During the six months ended June 30, 2011, the Company generated $1.1 million of cash from operating activities. The Company utilized cash of approximately $4.9 million, the majority of which related to the improvement of the Willimantic Branch. The Company funded the majority of this capital improvement project with its $4 million Construction Loan.
The Construction Loan converted to an amortizing loan at the end of June with monthly payments of principal and interest of approximately $30 thousand effective with the July 2011 payment.
On July 27, 2011, the Company declared a quarterly dividend of approximately $193 thousand ($.04 per common share) to be paid on August 24, 2011. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.
The Company assigned, in the second quarter of 2011, its Federal income tax credit under Internal Revenue Code Section 45G to a qualified shipper under substantially similar terms and conditions as it has done in prior years. Net cash proceeds were $869 thousand. The Company expects to assign the remainder of its credits during the third and fourth quarters of 2011.
The Company and its bank extended the maturity of its $5 million revolving line of credit to June 25, 2013, under substantially the same terms and conditions. As of June 30, 2011 $4.1 million remained available.

On July 29, 2011 the Company received $1.2 million for the settlement of certain legal proceedings and the grant of a permanent easement.
Seasonality
Historically, the Company’s operating revenues are lower for the first half of the year due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Cash and Equivalents
As of June 30, 2011, the Company is exposed to market risks which primarily include changes in U.S. interest rates and the purchase price of diesel fuel.
The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company’s revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and three- quarters percent over the thirty, sixty or ninety day London Interbank Offered Rates (“LIBOR”) with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line, and has no compensating balance requirements. The Company’s Construction Loan provides a 10 year loan with a 20 year amortization period bears interest at 5.18%. The Company has the right to prepay the balance or any part thereof out of internally-generated funds without penalty. The Company had no borrowings outstanding pursuant to the Construction Loan at December 31, 2010. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations, and cash flows should not be material.
The Company purchases in excess of one million gallons of diesel fuel each year to operate its locomotives. Fuel prices and supplies are influenced significantly by political and economic circumstances. Additional fuel shortages or price volatility could continue to increase our fuel costs and adversely affect our results of operations. As of June 30, 2011, the Company is exposed to market risks which primarily include changes in U.S. interest rates.
Inflation
In recent years, inflation has not had a significant impact on the Company’s operations.

Item 4. Controls and Procedures
Management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.
As discussed in Part II, Item 9 “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, we identified a material weakness in our internal control over financial reporting because we did not maintain effective controls over the accounting for income taxes, including the determination and reporting of deferred income taxes and the related income tax provision. Specifically, we did not have adequate personnel and other resources to enable us to (i) properly consider and apply U.S. generally accepted accounting principles providing guidance over accounting for income taxes, and (ii) review and monitor the accuracy and completeness of the components of the income tax provision calculations and the related deferred taxes. In addition, until remediated, this material weakness could result in a misstatement described above that would result in a material misstatement to our interim or annual financial statements and disclosures that would not be prevented or detected.
During 2011, we have begun, but have not yet completely remediated, the material weakness in our internal control over financial reporting with respect to our processes to accurately report our income tax provision as discussed above. Since the material weakness has been identified, we have undertaken an evaluation of our available resources deployed for the accounting for income taxes and have identified necessary changes to our processes and our allocation of resources as required. Other than as described in this Item 4, there have been no significant changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information
Item 5. Other information
           None.
Item 6. Exhibits
31.1	Rule 13a-14(a) Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chairman of the Board and Chief Executive Officer and Treasurer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101† The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011, filed with the Securities and Exchange Commission on August 12, 2011, formatted in eXtensible Business Reporting Language:

(i)	Balance Sheets as of June 30, 2011 and December 31, 2010

(ii)	Statements of Operations for the Three and Six Months ended June 30, 2011 and 2010

(iii)	Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010

(iv)	Notes to Financial Statements.

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C.78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

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

DATED: August 12, 2011