Form 10-Q
period 2011-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2011-11-14
CIK 831968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
As of November 9, 2011, the registrant had 4,830,503 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
Index to Quarterly Report on Form 10-Q

Part I — Financial Information
Item 1 —Financial Statements (Unaudited):
Condensed Balance Sheets — September 30, 2011 and December 31, 2010	3
Condensed Statements of Operations — Three and Nine Months Ended September 30, 2011 and 2010	4
Condensed Statements of Cash Flows — Nine Months Ended September 30, 2011 and 2010	5
Notes to Condensed Financial Statements	6-10
Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16
Item 3 —Quantitative and Qualitative Disclosures about Market Risk	16
Item 4 —Controls and Procedures	17
Part II — Other Information:
Item 5 — Other Information	18
Item 6 Exhibits	18
Signatures	19
EX-31.1
EX-31.2
EX-32
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — Financial Information
Item 1. Financial Statements
PROVIDENCE AND WORCESTER RAILROAD COMPANY
CONDENSED BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$515	$1,517
Receivables:
Trade receivable, net of allowance for doubtful accounts of $55 in 2011 and 2010	3,638	2,849
Note receivable, less allowance of $60 in 2011 and 2010	309	37
Materials and supplies	634	552
Prepaid expenses and other current assets	600	382
Deferred income taxes	240	240

Total Current Assets	5,936	5,577
Note receivable, less current portion	—	347
Property and Equipment, net	84,309	79,595
Land Held for Development	12,457	12,457

Total Assets	$102,702	$97,976

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Borrowings under line of credit	$400	$900
Current portion of long term debt	118	—
Accounts payable	3,941	3,029
Accrued expenses	1,551	1,751

Total Current Liabilities	6,010	5,680

Long term debt, net of current portion	3,852	—

Deferred Income Taxes	12,391	11,596

Deferred Grant Income	7,865	8,063

Other	39	40

Commitments and Contingent Liabilities

Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2011 and 2010	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,830,503 shares in 2011 and 4,822,650 shares in 2010	2,415	2,411
Additional paid-in capital	37,247	37,045
Retained earnings	32,851	33,109

Total Shareholders’ Equity	72,545	72,597

Total Liabilities and Shareholders’ Equity	$102,702	$97,976

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:
Operating Revenues	$8,321	$7,467	$22,945	$21,244
Other Income	1,380	286	1,860	697

Total Revenues	9,701	7,753	24,805	21,941

Operating Expenses:
Maintenance of way and structures	999	1,017	3,016	3,688
Maintenance of equipment	921	865	2,944	2,426
Transportation	2,671	2,141	8,054	6,618
General and administrative	1,216	1,471	3,850	4,062
Depreciation	817	776	2,392	2,328
Taxes, other than income taxes	606	577	1,755	1,807
Car hire, net	230	238	820	612
Employee retirement plans	59	60	182	173
Track usage fees	200	198	585	449

Total Operating Expenses	7,719	7,343	23,598	22,163

Operating income (Loss) before Income Taxes	1,982	410	1,207	(222)
Interest expense	40	9	56	38

Income (loss) from operations prior to income taxes	1,942	401	1,151	(260)
Provision for Income Taxes (Benefit)	360	171	825	(67)

Net Income (Loss)	1,582	230	326	(193)

Preferred Stock Dividends	—	—	3	3

Net Income (Loss) Available to Common Shareholders.	$1,582	$230	$323	$(196)
Basic and Diluted Income (Loss) Per Common Share	$.32	$.05	$.07	$(.04)

Weighted-Average Common Shares Outstanding:
For basic	4,828,286	4,818,312	4,826,126	4,816,276
For diluted	4,897,901	4,888,517	4,898,442	4,816,276

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$326	$(193)
Adjustments to reconcile the net income (loss) to cash flows from operating activities:
Depreciation	2,392	2,328
Amortization of deferred grant income	(198)	(194)
(Gains) losses from sale and disposal of property, equipment and easements	(1,921)	350
Note receivable	—	(486)
Deferred income tax benefit	807	(98)
Share-based compensation	113	94
Increase (decrease) in cash from:
Trade receivable	(789)	(542)
Materials and supplies	(82)	177
Prepaid expenses and other	(218)	(208)
Accounts payable and accrued expenses	308	539

Net cash flows from operating activities	738	1,767

Cash flows from Investing Activities:
Purchase of property and equipment	(6,715)	(1,732)
Proceeds from note receivable	75	10
Proceeds from sale of property, equipment and easements	1,921	350

Net cash flows used in investing activities	(4,719)	(1,372)

Cash Flows from Financing Activities:
Borrowings (payments) under line of credit	(500)	1,000
Proceeds from long term debt	4,000	—
Repayments of long term debt	(30)	—
Dividends paid	(584)	(582)
Issuance of common shares for stock options exercised and employee stock purchases	93	52

Net cash flows from financing activities	2,979	470

Increase (decrease) in Cash and Cash Equivalents	(1,002)	865
Cash and Cash Equivalents, Beginning of Period	1,517	157

Cash and Cash Equivalents, End of Period	$515	$1,022

Supplemental Disclosures:
Cash paid for interest	$104	$37
Property and equipment included in accounts payable and accrued expenses	$391	$—

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

1.	In the opinion of management, the accompanying interim financial statements of Providence and Worcester Railroad Company (the “Company”) contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2011, the results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. Results for interim periods may not be necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.
Certain amounts in the 2010 financial statements have been reclassified to conform with the current presentation.

2.	Recent Accounting Pronouncements:

The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company expects none of the recent accounting pronouncements will have a significant impact on its financial statements.

3.	Note Receivable and Subsequent Event:

In conjunction with a settlement agreement with an existing customer, the Company accepted an unsecured promissory note in the face amount of $486 thousand, whereby the Company receives monthly installments of $10 thousand including interest at 3.91% through January 2015, the maturity date. In October 2011, the customer and the Company agreed to settle the remaining amounts outstanding for $300 thousand. The Company received payment of $300 thousand in October 2011, and executed a release concurrently.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES CONDENSED TO FINANCIAL STATEMENTS (Unaudited)—(Continued)
(Dollars in Thousands Except Per Share Amounts)
4.	Changes in Shareholders’ Equity:

			Additional		Total
	Preferred	Common	Paid-in	Retained	Shareholders’
	Stock	Stock	Capital	Earnings	Equity
Balance December 31, 2010	$32	$2,411	$37,045	$33,109	$72,597
Issuance of 7,082 common shares for stock options exercised, employee stock purchases and employee stock awards		4	100		104
Share-based compensation, options granted			102		102
Dividends:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.12 per share				(581)	(581)
Net income for the period				326	326

Balance September 30, 2011	$32	$2,415	$37,247	$32,851	$72,545

5.	Debt:
Revolving Line of Credit
In June 2011, the Company extended its revolving line of credit facility in the amount of $5 million from a commercial bank. The line of credit facility matures on June 25, 2013. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions on the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. At September 30, 2011, $400 thousand was outstanding under this line of credit.
Long term debt
In December 2010, the Company entered into an unsecured loan agreement with the same commercial bank as the revolving line of credit in order to borrow up to $4 million for rehabilitation of the Willimantic Branch (“Construction Loan”). The Construction Loan requires payments of interest only for the first six months accruing at the bank’s prime rate. After the initial six month period, the Construction Loan converted to a 10 year term loan with a 20 year amortization period and bears interest at the Federal Home Loan Bank of Boston 5/20 rate plus 3% (5.18% as of the conversion date). The Company has the right to prepay the balance or any part thereof out of internally-generated funds without penalty. No amounts were outstanding as of December 31, 2010. The outstanding balance of the Construction Loan converted to a term loan under the terms stated above during June 2011 and the first payment on the term loan was made during July 2011. The Construction Loan is subject to financial and non-financial covenants, including maintenance of minimum net worth and minimum debt service coverage.
The carrying value of the Company’s debt facilities approximated its fair value at September 30, 2011 which was estimated using current borrowing rates available to the Company.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES CONDENSED TO FINANCIAL STATEMENTS (Unaudited)—(Continued)
(Dollars in Thousands Except Per Share Amounts)
6.	Other Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gains (losses) from sale and disposal of property, equipment and easements, net	$—	$(350)	$1	$(350)
Proceeds from legal settlement	1,242	—	1,242	—
Rentals	77	147	431	497
Interest	5	—	12	1
Other	56	489	174	549

	$1,380	$286	$1,860	$697

The Company received $1.2 million in July 2011 for settlement of certain legal proceedings and the grant of a permanent easement.
7.	Track Maintenance Agreement:
In the second quarter of 2011, the Company entered into a track maintenance agreement with an unrelated third party customer (“Shipper”). The Shipper paid for qualifying railroad track maintenance expenditures during 2011 in consideration of the assignment of railroad track miles which permits the Shipper to claim certain federal tax credits pursuant to Internal Revenue Code Section 45G. During 2011, the Company received $869 thousand, net of related expenses and credits, which offsets maintenance of way expenses. Since the authorizing federal legislation for 2010 track maintenance credits was not renewed by Congress until December 2010, no amounts were received during the three and nine months ended September 30, 2010 for 2010 track maintenance credits.
8.	Income (Loss) per Common Share:
Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding during each period. Diluted income (loss) per common share reflects the effect of the Company’s outstanding convertible preferred stock and stock options except where such items would be antidilutive.

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES CONDENSED TO FINANCIAL STATEMENTS (Unaudited)—(Continued)
(Dollars in Thousands Except Per Share Amounts)
A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Weighted-average shares for basic	4,828,286	4,818,312	4,826,126	4,816,276
Dilutive effect of convertible preferred stock and stock options	69,615	70,205	72,316	—

Weighted-average shares for diluted	4,897,901	4,888,517	4,898,442	4,816,276

Options to purchase 59,244 shares of common stock were outstanding for the three and nine-month periods ended September 30, 2011. Options to purchase 55,952 shares of common stock were outstanding for the three and nine-month periods ended September 30, 2010. For the three month periods ended September 30, 2011 and 2010, 5,615 and 6,205 of outstanding options to purchase common shares were included in the computation of diluted earnings per share (EPS). The remaining outstanding options to purchase common stock were not included in the computation of diluted EPS because the options exercise price was greater than the average market prices of the Company’s common stock.

For the nine month period ended September 30, 2011, 8,316 of outstanding options to purchase common shares were included in the computation of diluted earnings per share (EPS). The remaining outstanding options to purchase common stock were not included in the computation of diluted EPS because the options exercise price was greater than the average market prices of the Company’s common stock. The options, which expire at various times, were still outstanding at September 30, 2011.

Preferred stock convertible into 64,000 shares of common stock was outstanding for the three and nine-month periods ended September 30, 2011 and 2010. For the three month periods ended September 30, 2011 and 2010 and for the nine month period ended September 30, 2011, 64,000 shares of the Company’s common stock were included in the diluted EPS. For the nine month period ended September 30, 2010, the 64,000 shares of the Company’s common stock were not included as the effect would be anitdilutive.
9.	Commitments and Contingent Liabilities:
The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

On January 29, 2002, the Company received a “Notice of Potential Liability” from the United States Environmental Protection Agency (“EPA”) regarding an existing Superfund Site (“the Site”) that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these “Notice” letters to potentially responsible parties (“PRPs”) under the Comprehensive Environmental

PROVIDENCE AND WORCESTER RAILROAD COMPANY
NOTES CONDENSED TO FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Dollars in Thousands Except Per Share Amounts)
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
10.	Dividends:
On October 26, 2011, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable November 23, 2011 to shareholders of record on November 9, 2011.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

ITEM 2-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
In particular, our business might be affected by uncertainties affecting the railroad and transportation industry generally as well as the following, among other factors:
•	general economic, financial and political conditions, including downturns affecting the railroad industry and credit markets;

•	our ability to comply with financial and non-financial covenants contained in our revolving line of credit and long term debt;

•	limitations and restrictions on the operation of our business contained in the documents governing our indebtedness;

•	increases in transportation costs, including fuel prices, which in some instances may not be passed on to customers;

•	competitive pressures, including changes in competitors’ pricing;

•	our ability to generate cash flows to invest in the operation of our business;

•	our dependence upon our key customers, executives and other key employees and our ability to renegotiate our union contracts.

Recent Accounting Pronouncements
The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company expects none of the recent accounting pronouncements will have a significant impact on its financial statements.
Results of Operations
The following table sets forth the Company’s operating revenues by category in dollars and as a percentage of operating revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	(In thousands, except percentages)
Freight Revenues:
Conventional carloads	$7,791	93.6%	$7,133	95.5%	$21,130	92.1%	$19,624	92.4%
Containers	179	2.2	208	2.8	570	2.5	515	2.4
Other freight related	152	1.8	54	0.7	485	2.1	431	2.0
Other Operating Revenues	199	2.4	72	1.0	760	3.3	674	3.2

Total	$8,321	100.0%	$7,467	100.0%	$22,945	100.0%	$21,244	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	(In thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$4,097	49.2%	$4,147	55.5%	$11,994	52.3%	$11,811	55.6%
Casualties and insurance	214	2.6	119	1.6	524	2.3	710	3.3
Depreciation	817	9.8	776	10.4	2,392	10.4	2,328	11.0
Diesel fuel	911	10.9	626	8.4	3,026	13.2	1,896	8.9
Car hire, net	230	2.8	238	3.2	820	3.6	612	2.9
Purchased services, including legal and professional fees	860	10.3	792	10.6	2,336	10.2	1,951	9.2
Repair and maintenance of equipment	204	2.5	276	3.7	899	3.9	848	4.0
Track and signal materials	798	9.6	353	4.7	1,225	5.3	1,084	5.1
Track usage fees	200	2.4	198	2.6	585	2.5	449	2.1
Other materials and supplies	289	3.5	288	3.9	895	3.9	634	3.0
Other	492	5.9	429	5.7	1,546	6.7	1,404	6.6

Total	9,112	109.5	8,242	110.3	26,242	114.3	23,727	111.7

Less capitalized and recovered costs	1,393	16.7	899	12.0	2,644	11.5	1,564	7.4

Total	$7,719	92.8%	$7,343	98.3%	$23,598	102.8%	$22,163	104.3%

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Operating Revenues:
Operating revenues increased $1.7 million, or 8%, to $22.9 million in the nine months ended September 30, 2011 from $21.2 million in 2010. This increase is the result of a $1.5 million (7.7%) increase in conventional freight revenues, a $55,000 (10.7%) increase in container freight revenues, a $54,000 (12.5%) increase in other freight-related revenues, and an $86,000 (12.8%) increase in other operating revenues.
The increase in conventional freight revenues results from a 1.4% rise in traffic volume and a 6.3% increase in the average revenue received per conventional carloading. The Company’s conventional carloadings increased by 357 to 26,395 in the nine-month period ended September 30, 2011 from 26,038 in 2010.

The number of shipments of most commodities handled by the Company was relatively constant except for increases in automobile shipments during the first nine months of 2011. There was a decrease in coal shipments due to a power plant customer being offline during a substantial portion of the period. The increase in the average revenue received per conventional carloading is due to a shift in the mix of commodities, as well as some rate changes.
The increase in container freight revenues is the result of a 4.7% increase in traffic volume and a 4.9% increase in the average revenue received per container. Container traffic volume increased by 373 to 8,251 in the first nine months of 2011 from 7,878 containers in 2010. This increase in traffic, along with improved economic conditions, contributed to the increase in the average revenue received per container.
The increase in other freight-related revenues and other operating revenues result primarily from overall increase in the number of shipments handled by the Company.
Other Income:
Other income increased by $1,163 million to $1.86 million in the nine-month period ended September 30, 2011 from $697,000 in 2010. The settlement of certain legal proceedings and the granting of a permanent easement for $1.2 million account for the increase.
Operating Expenses:
Operating expenses for the nine-month period ended September 30, 2011 increased by $1.4 million, or 6.5%, to $23.6 million from $22.2 million in 2010. The increase was mainly caused by higher diesel fuel prices and usage ($1.1 million), maintenance of way costs which were offset by tax maintenance credits ($869 thousand) and scrap recoveries ($500 thousand), repair parts for maintenance of equipment ($350 thousand), car hire expenses ($208 thousand), and track usage fees ($136 thousand), which were all associated with changes in the traffic mix, volume and routing.
Interest Expense
Interest expense increased due to the long term debt the Company incurred in order to complete improvements to the Company’s Willimantic Branch.
Provision for Income Tax Benefit/Expense:
The income tax benefit for the nine months ended September 30, 2011 is equal to 72% of the Company’s pre-tax income. This effective rate reflects the federal income tax rate increased by the effect of non-deductible expenses and by the allowance against tax credit carryovers that are reserved based upon the reversal pattern of the Company’s deferred tax assets and liabilities.
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Operating Revenues:
Operating revenues increased $854,000, or 11.4%, to $8.3 million in the third quarter of 2011 from $7.5 million in the third quarter of 2010. The increase is the result of a $658,000 (9.2%) increase in conventional freight revenues, a $98,000 (181.5%) increase in other freight related revenue, and a $127,000 (176%) increase in other operating revenues, offset by a $29,000 (13.9%) decrease in container freight revenues.

The increase in conventional freight revenues is attributable to a 13.5% increase in the average revenue received per conventional carloading, offset by a 2.8% decrease in conventional traffic volume. Conventional carloading decreased by 283 to 9,949 in the third quarter of 2011 from 9,773 in the third quarter of 2010. The reasons for the increase in average revenue received per carloading and the decrease in conventional traffic volume are the same as for the nine-month period ended September 30, 2011, as previously discussed.
The decrease in container freight revenues for the quarter is the result of a 16.8% decrease traffic volume and a 65.5% decrease in the average revenue received per container. Container traffic volume decreased by 523 to 2,592 in the third quarter of 2011 from 3,115 in the third quarter of 2010. The reason for the decrease in container traffic volume is a shift in the traffic pattern to utilize water-based routes.
The reason for the increase in other freight-related revenues is the same as for the nine-month period ended September 30, 2011, as previously discussed.
Other Income:
Other income increased by $1.1 million to $1.4 million in the third quarter of 2011 from $286,000 in the third quarter 2010. The settlement of certain legal proceedings and the granting of a permanent easement for $1.2 million account for the increase.
Operating Expenses:
Operating expenses for the third quarter of 2011 increased by $376 thousand, or 5.1%, to $7.7 million from $7.3 million in the third quarter of 2010. The principal reasons for this overall increase in costs were associated with the rise of traffic volume as previously discussed for the nine-month period ended September 30, 2011.
Interest Expense
Interest expense increased due to the long term debt the Company incurred in order to complete improvements along the Company’s Willimantic Branch.
Provision for Income Tax Benefit/Expense:
The income tax provision for the third quarter of 2011 is equal to 19% of pre-tax income for reasons discussed for the nine-month period ended September 30, 2011.
Liquidity and Capital Resources
During the nine months ended September 30, 2011, the Company generated $738,000 of cash from operating activities. The Company utilized cash of approximately $4.7 million, the majority of which related to the improvement of the Willimantic Branch. The Company funded the majority of this capital improvement project with its $4 million long term debt obligation and from operating cash flows.
The long term debt requires monthly payments of principal and interest of approximately $30 thousand.
On October 26, 2011, the Company declared a quarterly dividend of approximately $193 thousand ($.04 per common share) to be paid on November 23, 2011. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

The Company assigned, in the second quarter of 2011, its federal income tax credit under Internal Revenue Code Section 45G to a qualified shipper under substantially similar terms and conditions as it has done in prior years. Net cash proceeds were $869 thousand. The Company expects to assign the remainder of its credits during the fourth quarter of 2011.
The Company’s $5 million revolving line of credit expires June 25, 2013. As of September 30, 2011, $4.6 million remained available.
During October 2011, the Company received $300,000 in full settlement of the outstanding note receivable obligation due to the Company. Concurrent with receipt of the funds accepted in satisfaction of the note receivable, the Company released the customer from its obligations under the promissory note.
Seasonality
Historically, the Company’s operating revenues are lowest for the first quarter due to the absence of construction aggregate shipments during a portion of this period and due to winter weather conditions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Cash and Equivalents
As of September 30, 2011, the Company is exposed to market risks which primarily include changes in U.S. interest rates and the purchase price of diesel fuel.
The Company’s revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either prime rate or one and three- quarters percent over the thirty, sixty or ninety day London Interbank Offered Rates (“LIBOR”) with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line, and has no compensating balance requirements. The Company’s Construction Loan provides a 10 year loan with a 20 year amortization period bearing interest at 5.18%. The Company has the right to prepay the balance or any part thereof out of internally-generated funds without penalty. The Company had no borrowings outstanding pursuant to the Construction Loan at December 31, 2010. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations, and cash flows should not be material.
The Company purchases in excess of one million gallons of diesel fuel each year to operate its locomotives. Fuel prices and supplies are influenced significantly by political and economic circumstances. Fuel shortages or price volatility could continue to increase our fuel costs and adversely affect our results of operations.
Inflation
In recent years, with the exception of the cost for diesel fuel, inflation has not had a significant impact on the Company’s operations.

Item 4. Controls and Procedures
Management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.
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
As of September 30, 2011, we have not yet completely remediated the material weakness in our internal control over financial reporting with respect to our processes to accurately report our income tax provision as discussed above. Since the material weakness has been identified, we have undertaken an evaluation of our available resources deployed for the accounting for income taxes and have identified necessary changes to our processes and our allocation of resources as required. Other than as described in this Item 4, there have been no significant changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information
Item 5.	Other information

None.
Item 6.	Exhibits

(31.1)	Rule 13a-14(a) Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certifications of Chairman of the Board and Chief Executive Officer and Treasurer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101†	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011, filed with the Securities and Exchange Commission on August 12, 2011, formatted in eXtensible Business Reporting Language:

(i)	Balance Sheets as of September 30, 2011 and December 31, 2010;

(ii)	Statements of Operations for the Three and Nine Months ended September 30, 2011 and 2010;

(iii)	Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010; and

(iv)	Notes to Financial Statements.

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C.78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

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

DATED: November 14, 2011