Form 10-Q/A
period 2011-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2011-11-18
CIK 831968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q/A
(Amendment No. 1)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

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

Explanatory Note

 The purpose of this Amendment No. 1 (the “Amendment”) to the Providence and Worcester Railroad Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011 (the “Form 10-Q”), is to correct certain typographical and inadvertent errors in Item 2 of Part I. The amendment did not have impact on our financial results.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q.

Index to Quarterly Report on Form 10-Q

Part I – Financial Information

Item 1 –Financial Statements (Unaudited):

Condensed Balance Sheets – September 30, 2011 and December 31, 2010	3

Condensed Statements of Operations – Three and Nine Months Ended September 30, 2011 and 2010	4

Condensed Statements of Cash Flows – Nine Months Ended September 30, 2011 and 2010	5

Notes to Condensed Financial Statements	6-10

Item 2 –Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item 3 –Quantitative and Qualitative Disclosures about Market Risk	16

Item 4 –Controls and Procedures	17

Part II – Other Information:

Item 5 – Other Information	18

Item 6 Exhibits	18

Signatures	19

Part I – Financial Information

Item 1.  Financial Statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

ASSETS
	September 30,	December 31,
	2011	2010
Current Assets:
Cash and cash equivalents	$ 515	$ 1,517
Receivables:
Trade receivable, net of allowance for doubtful accounts of $55 in 2011 and 2010	3,638	2,849
Note receivable, less allowance of $60 in 2011 and 2010	309	37
Materials and supplies	634	552
Prepaid expenses and other current assets	600	382
Deferred income taxes	240	240
Total Current Assets	5,936	5,577
Note receivable, less current portion	—	347
Property and Equipment, net	84,309	79,595
Land Held for Development	12,457	12,457
Total Assets	$ 102,702	$ 97,976

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Borrowings under line of credit	$ 400	$ 900
Current portion of long term debt	118	—
Accounts payable	3,941	3,029
Accrued expenses	1,551	1,751
Total Current Liabilities	6,010	5,680
Long term debt, net of current portion	3,852	—
Deferred Income Taxes	12,391	11,596
Deferred Grant Income	7,865	8,063
Other	39	40
Commitments and Contingent Liabilities
Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2011 and 2010	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,830,503 shares in 2011 and 4,822,650 shares in 2010	2,415	2,411
Additional paid-in capital	37,247	37,045
Retained earnings	32,851	33,109
Total Shareholders’ Equity	72,545	72,597
Total Liabilities and Shareholders’ Equity	$ 102,702	$ 97,976
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

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$ 326	$ (193)
Adjustments to reconcile the net income (loss) to cash flows from operating activities:
Depreciation	2,392	2,328
Amortization of deferred grant income	(198)	(194)
(Gains) losses from sale and disposal of property, equipment and easements	(1,921)	350
Note receivable	—	(486)
Deferred income tax benefit	807	(98)
Share-based compensation	113	94
Increase (decrease) in cash from:
Trade receivable	(789)	(542)
Materials and supplies	(82)	177
Prepaid expenses and other	(218)	(208)
Accounts payable and accrued expenses	308	539
Net cash flows from operating activities	738	1,767

Cash flows from Investing Activities:
Purchase of property and equipment	(6,715)	(1,732)
Proceeds from note receivable	75	10
Proceeds from sale of property, equipment and easements	1,921	350
Net cash flows used in investing activities	(4,719)	(1,372)

Cash Flows from Financing Activities:
Borrowings (payments) under line of credit	(500)	1,000
Proceeds from long term debt	4,000	—
Repayments of long term debt	(30)	—
Dividends paid	(584)	(582)
Issuance of common shares for stock options exercised and employee stock purchases	93	52
Net cash flows from financing activities	2,979	470

Increase (decrease) in Cash and Cash Equivalents	(1,002)	865
Cash and Cash Equivalents, Beginning of Period	1,517	157
Cash and Cash Equivalents, End of Period	$ 515	$ 1,022
Supplemental Disclosures:
Cash paid for interest	$ 104	$ 37
Property and equipment included in accounts payable and accrued expenses	$ 391	$ —

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

6.	Other Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gains (losses) from sale and disposal of property, equipment and easements, net	$ —	$(350)	$ 1	$(350)
Proceeds from legal settlement	1,242	—	1,242	—
Rentals	77	147	431	497
Interest	5	—	12	1
Other	56	489	174	549
	$1,380	$286	$1,860	$697

The Company received $1.2 million in July 2011 for settlement of certain legal proceedings and the grant of a permanent easement.

7.	Track Maintenance Agreement:

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

Other Income:

Other income increased by $1.163 million to $1.86 million in the nine-month period ended September 30, 2011 from $697,000 in 2010.  The settlement of certain legal proceedings and the granting of a permanent easement for $1.2 million account for the increase.

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

The increase in conventional freight revenues is attributable to a 8.4% increase in the average revenue received per conventional carloading and a 1.8% increase in conventional traffic volume. Conventional carloading increased by 176 to 9,949 in the third quarter of 2011 from 9,773 in the third quarter of 2010.  The reasons for the increase in average revenue received per carloading and the increase in conventional traffic volume are the same as for the nine-month period ended September 30, 2011, as previously discussed.

The decrease in container freight revenues for the quarter is the result of a 16.8% decrease traffic volume offset by a 3.4% increase in the average revenue received per container.  Container traffic volume decreased by 523 to 2,592 in the third quarter of 2011 from 3,115 in the third quarter of 2010.  The reason for the decrease in container traffic volume is a shift in the traffic pattern to utilize water-based routes.

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

Inflation

In recent years, with the exception of the cost of diesel fuel, inflation has not had a significant impact on the Company’s operations.

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

101†
The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011, filed with the Securities and Exchange Commission on November 18, 2011, formatted in eXtensible Business Reporting Language:

(i)	Balance Sheets as of September 30, 2011 and December 31, 2010;
(ii)	Statements of Operations for the Three and Nine Months ended September 30, 2011 and 2010;
(iii)	Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010; and
(iv)	Notes to Financial Statements.

†This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C.78r), or otherwise subject to the liability of that section.  Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

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

DATED:  November 18, 2011

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

DATE:  November 18, 2011
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

DATE:  November 18, 2011
By: /s/ Daniel T. Noreck
_____________________________________
Daniel T. Noreck
Treasurer and Chief Financial Officer

 EXHIBIT 32

PROVIDENCE AND WORCESTER RAILROAD COMPANY
CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended September 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Eder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 18, 2011

EXHIBIT 32.1

PROVIDENCE AND WORCESTER RAILROAD COMPANY
CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Providence and Worcester Railroad Company (the Company) on form 10-Q for the quarterly period ended September 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Daniel T. Noreck, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Daniel T. Noreck
_____________________________________
Daniel T. Noreck
Treasurer and Chief Financial Officer
November 18, 2011

[THIS PAGE INTENTIONALLY LEFT BLANK]