Form 10-K
period 2011-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2012-03-23
CIK 831968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-16704

PROVIDENCE AND WORCESTER RAILROAD COMPANY

(Exact name of registrant as specified in its charter)

Rhode Island ______________________________	05-0344399 ___________________________
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

75 Hammond Street, Worcester, Massachusetts ______________________________	01610 ___________________________
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(508) 755-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class _______________________	Name of each exchange on which registered _______________________
Not Applicable	Not Applicable

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

Yes ☒  No ☐

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

Large accelerated filer   ☐          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒

As of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $33,007,494 (For this purpose, all directors of the Registrant are considered affiliates.)

As of March 12, 2012, the Registrant had 4,832,983 shares of Common Stock outstanding.

Documents Incorporated by Reference -

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on April 25, 2012, are incorporated by reference into Part III of this Form 10-K.

Exhibit Index - Page IV-1.

IMPORTANT NOTICE REGARDING THE AVAILABILITY OF PROXY MATERIALS FOR

THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 25, 2012.

The Company’s Proxy Statement, sample proxy card and 2011 Annual Report on Form 10-K are available at: www.edocumentview.com/pwx.

Providence and Worcester Railroad Company

FORM 10-K

For the Fiscal Year Ended December 31, 2011

Forward Looking Statements

The statements contained in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s beliefs or expectations concerning future events. The Company cautions that these statements are subject to a number of factors that could lead to actual results differing materially from those described in the forward-looking statements. You should not place undue reliance on any forward-looking statements contained within this report. Factors that could have a material impact on our operations or that could cause actual results to differ materially from our expectations include, but are not limited to: general economic and business conditions, our relationship with Class I railroads and other carriers, legislative and regulatory developments by the Surface Transportation Board (“STB”), Railroad Retirement Board or the Federal Railroad Administration (“FRA”), strikes or other work stoppages, fuel costs or supply constraints, our transportation of hazardous materials, susceptibility to severe weather conditions, acts of terrorism, our ability to obtain rail cars from other providers, competition from other modes of transportation and other rail operators and customer and contract continuation. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

PART I

Item 1. Business

Providence and Worcester Railroad Company (“P&W” or “the Company”) is a regional freight railroad as defined by the American Association of Railroads (“AAR”) operating in Massachusetts, Rhode Island, Connecticut and New York. The Company is the only interstate freight carrier serving the State of Rhode Island and possesses the exclusive and perpetual right to conduct freight operations over Amtrak’s Northeast Corridor between New Haven, Connecticut and the Massachusetts/Rhode Island border. Since commencing independent operations in 1973, the Company, through a series of acquisitions of connecting lines and trackage rights agreements, has grown from 45 miles of track to its current system of approximately 516 miles. P&W services the largest international double-stack intermodal terminal facility in New England in Worcester, Massachusetts, a strategic location for regional transportation and distribution enterprises.

The Company transports a wide variety of commodities for its customers, including automobiles, construction aggregates, iron and steel products, chemicals and plastics (including ethanol), lumber, scrap metals, plastic resins, cement, coal, construction and demolition debris, and processed foods and edible foodstuffs, such as corn syrup and vegetable oils. Its customers include Exxon Mobil Corporation, Ford Motor Company, Frito-Lay, Inc., Global Industries, Inc., GDF SUEZ Energy North America, International Paper Company, Lehigh Cement, Cargill, Inc., Northeast Utilities, Nucor Steel, Rawson Materials, Renewable Products Marketing Group, Subaru of New England, The Dow Chemical Company, Tilcon Connecticut, Inc. and Toray Plastics (America), Inc. In 2011, P&W transported 35,851 carloads of freight and 10,792 intermodal containers. The Company also generates income through sales of properties, grants of easements and licenses and leases of land and tracks.

P&W’s connections to multiple Class I railroads (operating revenues in excess of $398.7 million under the AAR definition, either directly or through connections with regional and short-line carriers, provide the Company with a competitive advantage by allowing it to offer various pricing and routing alternatives to its customers. In addition, the Company’s commitment to maintaining its track and equipment to high standards enables P&W to provide fast, reliable and efficient service.

Industry Overview

General

Freight railroads are categorized in different classes by the STB and the AAR. As a result of mergers and consolidations, there are only seven Class I railroads in North America today. The Class I railroads account for a majority of North America’s rail freight business.

The freight rail industry underwent revitalization after the passage of the Staggers Rail Act in 1980 (the “Staggers Rail Act”) which deregulated the pricing and types of services provided by railroads. As a result, railroads were able to achieve significant productivity gains and operating cost decreases while gaining pricing flexibility. Freight rail service became more competitive with other transportation modes with respect to both quality and price. Since 1980, the volume of freight moved by rail has risen dramatically and profitability has improved significantly, with the exception of the recession.

One result of revitalization of the industry has been the growth of regional (over 350 miles) and short-line railroads, which was fueled by Class I railroads’ divestiture of certain branch lines in order to focus on their long-haul core systems. There are now more than 550 of these regional and short-line railroads. They operate in all of the 48 contiguous states comprising the continental United States, plus Alaska, account for about 30% of all rail track, employ about 11% of all rail workers and generate about 7% of all rail revenue.

Generally, freight railroads handle two types of traffic: conventional carloads and intermodal containers used in the shipment of goods via more than one mode of transportation, e.g., by ship, rail and truck. By using a hub-and-spoke approach to shipping, multiple containers can be moved by rail to and from an intermodal terminal and then either delivered to their final destinations by truck or transferred to ship for export. During the periods 1996-2007, commodity shippers increasingly turned to intermodal transportation principally as an alternative to long-haul trucking. The development of new intermodal technology, which allows containers to be moved by rail double- stacked (i.e., stacked one on top of the other) on specially designed railcars, together with increasing highway traffic congestion, contributed to this trend. Beginning with the second quarter of 2007 and continuing through 2010, the number of containers arriving in southern New England by way of landbridge (across the continental United States) declined, as containers began being routed from Far East ports directly to East Coast ports over all-water routes.

Regional Developments

Over the past decade, a number of development projects within the Company’s service area have been completed. Some have increased port capacity along the extensive coastline of southern New England and improved the intermodal transportation and distribution infrastructure in the region, while others have improved the Company’s connections to Class I carriers serving southern New England. These infrastructure improvements present the Company with multiple opportunities for increased business and routing options, enhancing its customers’ market access.

Quonset/Davisville

The State of Rhode Island with assistance from the federal government is continuing redevelopment efforts on a 1,000 acre portion of the former naval facility at Quonset/Davisville for an active port and industrial park that houses a number of rail-oriented industries and an auto port. Construction of a freight rail improvement project, providing additional track capacity and Phase 1 double-stack clearances on the Northeast Corridor between Quonset/Davisville and Boston Switch, the connection of the Northeast Corridor to the Company’s mainline at Central Falls, RI, was completed in October 2006. Shipments of automobiles by rail commenced in the fall of 2007. The Company handled 4,074 autoracks in 2011 and 3,220 autoracks in 2010.

Port of Providence

Infrastructure improvements undertaken by the Port of Providence and the Company in 2003, including the installation of paving, lighting and “on dock” rail, have accommodated the Company’s movement of imported coal to inland markets. During 2011 and 2010, the Company moved 1,488 and 3,155 carloads, respectively. The Company continues to move coal.

The Company rehabilitated a substantial portion of its South Providence yard to facilitate handling unit trains of ethanol. This commodity is being transported by rail throughout the country and is a component of the gasoline mix available at gasoline service stations throughout southern New England. Rehabilitation was completed and shipments of ethanol commenced during the third quarter of 2007. The Company moved 4,449 carloads of ethanol in 2011 and 4,168 carloads of ethanol in 2010.

New London and Willimantic Interchanges

Through its New London and Willimantic interchanges with the New England Central Railroad (“NECR”), P&W interchanges traffic with the Canadian National Railway (“CN”) and the Canadian Pacific Railway (“CP”). With the Company’s reactivation of the Willimantic Interchange in late 2007, across a route with improved overhead clearances to NECR, the Willimantic Branch became the primary interchange route to NECR and further strengthened the Company’s connections with CP via the Vermont Rail Systems’ Green Mountain Gateway at Bellows Falls, Vermont and CN via East Alburg, Vermont. During 2011, the Company completed rehabilitation of 14 miles of the Willimantic Branch from Willimantic, CT to Versailles, CT with new 115 lb. rail, ties and resurfacing.

In February 2012, the Company and NECR entered into a strategic alliance establishing service across the “Great Eastern Route”. The Great Eastern Route furnishes the Company with pricing authority for service to CN, through a haulage arrangement by which NECR provides haulage for the Company between East Alburg, VT and Willimantic, CT on certain contractually-agreed commodities. The route also enhances the Company’s connection with CP.

Railroad Operations

The Company’s rail freight system comprises approximately 516 miles of track. The Company interchanges freight traffic: with CSX Transportation (“CSXT”) at Worcester, Massachusetts and at New Haven, Connecticut; with Pan Am Railways at Worcester, Massachusetts; with Pan Am Southern (“PAS”) and Norfolk Southern Railways (“NS”) via PAS at Gardner, Massachusetts; with NECR at New London and Willimantic, Connecticut; with CN through the Great Eastern Route; with CP via the NECR; and with New York and Atlantic Railroad at Fresh Pond Junction on Long Island. Through its connections, P&W links more than 80 communities on its lines. The Company operates four classification yards (areas containing tracks used to group freight cars destined for a particular industry or interchange) located in Worcester, Massachusetts, Cumberland, Rhode Island, and Plainfield and New Haven, Connecticut.

The Company is dependent upon the railroads with which it interchanges freight traffic to enable it to properly service its customers at competitive rates. Failure of any of these connecting railroads to provide adequate service at reasonable rates can result in a loss of freight customers and revenues.

By agreement with private operator, the Company services an intermodal yard in Worcester, an area containing tracks used for the loading and unloading of containers. This yard is U.S. Customs-bonded, and international traffic must be inspected and approved by U.S. Customs officials. The intermodal yard serves primarily as a terminal for movement of container traffic from Canada, the Far East, Southeast Asia and Europe destined for points in New England. Container ship lines utilize double-stack train service through this terminal. Intermodel traffic declined significantly beginning in 2007 and reached its lowest traffic counts in 2009. In 2011, 10,792 containers were handled which represented an improvement of 63 containers over 2010. P&W continues to work with the terminal operator to develop relationships with steamship lines involved in international intermodal transportation. The Company and CN have entered into an Intermodal Haulage Agreement with respect to international intermodal containers to and from certain Canadian ports.

Customers

The Company serves approximately 160 customers in Massachusetts, Rhode Island, Connecticut and New York. The Company’s ten (10) largest customers account for more than half of its operating revenues. Though no single customer accounted for 10% or more of its total operating revenues in 2011, revenues attributable to individual shippers served by Motiva Enterprises LLC, which operates a petroleum blending and storage terminal located in Providence, Rhode Island, accounted for more than 10% of the Company’s operating revenues.

Markets

The Company transports a wide variety of commodities for its customers. In recent years, chemicals and plastics (including ethanol), and construction aggregates were the two largest commodity groups transported by the Company, constituting 43% and 16%, respectively, of conventional carload freight revenues in 2011. The following table summarizes the Company’s conventional carload freight revenues by commodity group as a percentage of such revenues:

Commodity	2011	2010
Automobiles	10%	8%
Chemicals and plastics (including ethanol)	43	44
Construction aggregates	16	14
Coal	3	6
Metal products	10	11
Food and agricultural products	5	6
Forest and paper products	8	7
Other	5	4
Total	100%	100%

Sales and Marketing

P&W’s sales and marketing staff of three people has substantial experience in pricing and marketing railroad services. The sales and marketing staff focuses on understanding and addressing the raw material requirements and transportation needs of its existing customers and businesses on its lines. The staff grows existing business by maintaining close working relationships with both customers and connecting carriers. The sales and marketing staff strives to generate new business for the Company through (i) targeting companies already located on P&W’s rail lines but not currently using rail services or not using them to their full capacity, (ii) working with state and local development officials, developers and real estate brokers to encourage the development of industry on the Company’s rail lines, and (iii) identifying and targeting the non-rail transportation of goods into and out of the region in which the Company operates. Unlike many other regional and short-line railroads which have access only to a single Class I connection, the Company is able to offer its customers various pricing and routing alternatives because of its multiple connections to other carriers.

Safety

An important component of the Company’s operating strategy is conducting safe railroad operations for the benefit and protection of employees, customers and the communities served by its rail lines. Since commencing active operations in 1973, the Company has committed significant resources to track maintenance and believes its rail system is in good condition. During 2011, the Company completed rehabilitation of 14 miles of the Willimantic Branch from Willimantic, CT to Versailles, CT with new 115 lb. rail, ties and resurfacing. The Company has an employee training program utilizing classroom instruction and video programs on topics including NORAC Operating Rules, Safety Rules, Rail Security Awareness plans and Hazardous Materials Awareness, as well as manufacturer-provided training materials. The Company and its employees continue to work to prevent injuries while at the same time expanding operations.

Rail Traffic

Rail traffic is classified as on-line or overhead traffic. On-line traffic is traffic that originates or terminates with shippers located on a railroad’s rights-of-way. Overhead traffic passes from one connecting carrier to another and neither originates nor terminates with shippers located on a railroad’s rights-of-way. Presently, with minor exceptions, P&W is solely an on-line carrier.

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

Employees

As of December 31, 2011, the Company had 147 full-time employees, 116 of whom are represented by three railroad labor organizations that are national in scope. The Company’s non-management employees have been represented by the same unions since the Company commenced independent operations in 1973.

The Company’s initial agreement with the United Transportation Union (“UTU”) covering trainmen was unusual in the railroad industry since it provided the Company with discretion in determining crew sizes, eliminated craft distinctions and provided a guaranteed annual wage for a maximum number of hours worked. The Company’s collective bargaining agreements have been in effect since February 1973 for trainmen, since May 1974 for clerical employees and dispatchers and since June 1974 for maintenance employees. These contracts do not expire but are subject to renegotiation after the agreed-upon moratoria. The Company signed eight year agreements with the UTU in October 2005, the Transportation Communications International Union (clerical) in August 2006 and the Brotherhood of Railroad Signalmen (maintenance) in July 2007, retroactive to prior periods. The Company considers its employee and labor relations to be good. The Company and the UTU have not yet begun contract negotiations, notwithstanding that their collective bargaining agreement is subject to renewal in 2012.

Competition

The Company is the only rail carrier serving businesses located on-line. The Company competes with other carriers, however, in the siting of new rail-oriented businesses in the region. Certain rail competitors, including CSXT, are substantially larger and better capitalized than the Company. The Company also competes with other modes of transportation, particularly long-haul trucking companies, for the transportation of commodities, and ocean-going vessels for the transportation of containers. Any improvement in the cost or quality of these alternate modes of transportation including, for example, legislation granting material increases in truck size or allowable weight, could increase competition and may materially adversely affect the Company’s business and results of operations. As a means of competing, P&W strives to offer greater convenience and better service than competing rail carriers and at costs lower than some competing non-rail carriers. The Company also competes by participating in efforts to attract new industry to its service area.

The Company believes that its ability to grow depends, in part, upon its ability to acquire additional connecting rail lines. In making acquisitions, P&W competes with other short-line and regional rail operators, some of which are larger and have greater financial resources than the Company.

Governmental Regulation

The Company is subject to governmental regulation by the STB, the FRA, the Transportation Security Administration (the “TSA”) and other federal, state and local regulatory authorities with respect to certain rates and railroad operations, as well as a variety of health, safety, labor, environmental and other matters, all of which could potentially affect the Company’s competitive position and profitability. Additionally, the Company is subject to STB regulation and may be required to obtain STB approval prior to its acquisition of any new railroad properties. Management believes that the regulatory freedoms granted by the Staggers Rail Act have been beneficial to the Company by affording it flexibility to adjust prices and operations to respond to market forces and industry changes. However, various interests, and certain members of the United States Congress (which has jurisdiction over federal regulation of railroads), have from time to time expressed their intention to support legislation that would eliminate or reduce significant freedoms granted by the Staggers Rail Act.

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

Other Properties

The Company owns a total of approximately 150 acres of real estate located along its principal railroad lines, including classification yards in the greater Worcester, Massachusetts area. Additionally, the Company owns or has the right to use a total of approximately 130 acres of real estate located along the principal railroad lines from downtown Providence through Pawtucket, Rhode Island. Of this acreage, P&W owns approximately eight acres in Pawtucket and has a perpetual easement for railroad purposes over the remaining 122 acres.

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

Rolling Stock

The following schedule sets forth the rolling stock owned and leased by the Company as of December 31, 2011:

Description	Owned	Leased
Locomotive	30	2
Gondola	5	72
Open-Top Hopper	137	—
Flat Car	5	—
Ballast Car	30	—
Passenger Equipment	7	—
Caboose	2	—
Total	216	74

The 30 diesel electric locomotives, which include nine pre-owned 3,900 horsepower GE B39-8 locomotives acquired in 2002 and 2003, four pre-owned GE B40-8 locomotives acquired in 2004 and 2005 and three pre-owned GE B40-8W locomotives acquired in 2010, are used on a daily basis, are maintained to a high standard, comply with all FRA and AAR rules and regulations and are adequate for the needs of the Company’s freight operations. The Company leases two SD-60 locomotives. The lease commenced in 2011 and continues through March 2014. The gondolas, flat cars and ballast cars are considered modern rail cars and are used in track maintenance and, very occasionally, by certain P&W customers. The open-top hopper cars are used to support the Company’s coal traffic. Other rail freight customers use their own freight cars or obtain such equipment from other sources. The ballast cars are used in track maintenance. The passenger equipment and cabooses are not utilized in P&W’s rail freight operations but are used on an occasional basis for Company functions, excursions and paid charter trips.

In January 2008, simultaneous with the purchase by GATX Corporation of 239,523 shares of common stock of the Company for the purchase price of $5,509,029 ($23.00/share), the Company and GATX entered into various agreements including an Exclusive Railcar Supply Agreement (the “ERSA”) for a term of five (5) years to renew automatically for successive one-year periods unless earlier terminated by either party. Under the ERSA, provided that market-competitive terms are furnished, GATX became the exclusive supplier of substantially all of P&W’s railcar needs, while various other agreements between the parties provided for the Company’s acquisition of 137 open-top hopper cars, its lease of 72 mill gondolas, and its lease of 200 automobile-carrying railcars (autoracks). In 2011, the Company entered into a three year lease for 2 six-axle EMD SD-60’s for approximately $186,000 per annum.

Equipment

P&W has a digital touch control dispatching system at its Worcester operations center permitting two-way radio contact with every train crew and maintenance vehicle on its lines and a computer-based manual block dispatching system with safety overrides to enhance dispatching and safety. The Company maintains a computer facility in Worcester with back-up computer facilities in Putnam, Connecticut to assure the Company’s ability to operate in the event of disruption of service in Worcester. The Company also has automatic train defect detectors at strategic locations which inspect passing trains and audibly communicate the results to train crews and dispatchers in order to protect against equipment failure en route.

The Company maintains a fleet of track maintenance equipment and aggressively pursues available opportunities to work with federal and state agencies for the rehabilitation of bridges, grade crossings and track. The Company’s locomotives which operate on the Northeast Corridor are equipped with cab signal technology, automatic civil speed enforcement systems and positive train control.

The Company, at its Worcester Engine House, has a fifty-ton drop table to facilitate the efficient exchange of wheels on locomotives and railcars by lowering the wheels beneath the level of the Engine House floor and across to an adjacent track where exchange with a second wheel set is made. The Company has performed contracted services for other railroads and the Massachusetts Bay Transportation Authority.

Item 3. Legal Proceedings

On January 29, 2002, the Company received a “Notice of Potential Liability” from the United States Environmental Protection Agency (“EPA”) regarding an existing Superfund Site (the “Site”) that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these “Notice” letters to potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Site. Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762 thousand) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study (“RI/FS”) phase of the clean-up at the Site, which has not yet been completed. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice Letters (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). On December 15, 2003, the EPA issued a second “Notice of Potential Liability” letter to the Company regarding the Site. EPA again identified the Company as a PRP, this time because EPA “believes that [the Company] accepted hazardous substance for transport to disposal or treatment facilities and selected the site for disposal.” The Company responded again to EPA stating that it is interested in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site. The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA and therefore no liability has been accrued for this matter.

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

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock is quoted on the Nasdaq Stock Market, LLC (“NASDAQ”) under the trading symbol “PWX”. The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported on the NASDAQ. The Preferred Stock is not quoted on a market and is non-cumulative and the dividend is limited to $5 per share per annum and is convertible to 100 shares of Common Stock. Also included are dividends paid per share of Preferred Stock and Common Stock during these quarterly periods.

	Common Stock Trading Prices		Dividends Paid
	High	Low	Preferred	Common
2010
First Quarter	$12.97	$10.61	$5.00	$.04
Second Quarter	14.00	11.54	–0–	.04
Third Quarter	13.45	11.50	–0–	.04
Fourth Quarter	16.99	12.00	–0–	.04
2011
First Quarter	$18.21	$15.09	$5.00	$.04
Second Quarter	16.86	13.75	–0–	.04
Third Quarter	15.11	10.50	–0–	.04
Fourth Quarter	13.40	11.40	–0–	.04

As of February 27, 2012, there were approximately 613 holders of record of the Company’s common stock and 8 holders of record of the Company’s Preferred Stock.

The declaration of cash dividends on both the preferred and the common stock is made at the discretion of the Board of Directors based on the Company’s earnings, financial condition, capital requirements and other relevant factors and restrictions.

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

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When circumstances indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of the assets in determining whether the carrying amounts of the assets are recoverable. If an impairment exists, the impairment is measured by comparing the carrying value to the fair value. No impairments were recognized in the two years presented.

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

Though no single customer accounted for 10% or more of its total operating revenues in 2011 or 2010, revenues attributable to individual shippers served by Motiva Enterprises LLC, which operates a petroleum blending and storage terminal located in Providence, Rhode Island on the Company’s lines, accounted for more than 10% of the Company’s operating revenues. The Company does not believe that these customers will cease to be rail shippers or will substantially decrease their freight volumes in the foreseeable future. Should these customers cease or substantially reduce their rail freight operations and no replacement shippers were to emerge, management believes that the Company could restructure its operations to reduce operating costs by an amount sufficient to offset significantly the decrease in operating revenues.

Results of Operations

The following table sets forth the Company’s operating revenues by category in dollars and as a percentage of operating revenues:

	Years Ended December 31,
	2011		2010
	(in thousands, except percentages)
Freight Revenues:
Conventional carloads	$28,692	90.5%	$26,641	92.7%
Containers	751	2.4	707	2.5
Other freight-related	872	2.7	622	2.2
Other operating revenues	1,383	4.4	761	2.6
Total	$31,698	100.0%	$28,731	100.0%

The following table sets forth conventional carload freight revenues by commodity group in dollars and as a percentage of such revenues:

	Years Ended December 31,
	2011		2010
	(in thousands, except percentages)
Automobiles	$2,841	9.9%	$2,025	7.6%
Chemicals and plastics (including ethanol)	12,452	43.4	11,829	44.4
Construction aggregates	4,619	16.1	3,836	14.4
Coal	717	2.5	1,519	5.7
Metal products	2,841	9.9	2,797	10.5
Food and agricultural products	1,578	5.5	1,492	5.6
Forest and paper products	2,267	7.9	1,918	7.2
Other	1,377	4.8	1,225	4.6
Total	$28,692	100.0%	$26,641	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues:

	Years Ended December 31,
	2011		2010
	(in thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$16,160	51.0%	$15,459	53.8%
Casualties and insurance	1,279	4.0	964	3.4
Depreciation	3,274	10.3	3,085	10.7
Diesel fuel	3,990	12.6	2,884	10.0
Car hire, net	1,063	3.4	810	2.8
Purchased services, including legal and professional fees	2,909	9.2	2,918	10.2
Repairs and maintenance of equipment	1,114	3.5	1,476	5.1
Track and signal materials	1,166	3.7	1,230	4.3
Track usage fees	1,169	3.7	728	2.5
Other materials and supplies	1,221	3.9	1,054	3.7
Other	2,227	7.0	2,092	7.3
Total	35,572	112.3	32,700	113.8
Less capitalized and recovered costs	3,677	11.6	2,807	9.8
Total	$31,895	100.7%	29,893	104.0%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Operating Revenues

Operating Revenues increased $3.0 million, or 10.5%, to $31.7 million in 2011 from $28.7 million in 2010. This increase is the net result of a $2.1 million (7.7%) increase in conventional freight revenues, a $44 thousand (6.2%) increase in container freight revenues, a $250 thousand (40.2%) increase in other freight-related revenues and a $622 thousand (81.7%) increase in other operating revenues.

The increase in conventional freight revenues is attributable to a .5% increase in traffic volume and a 7.8% increase in the average revenue received per carloading. In 2011, the Company’s conventional carloadings increased by 161 to 35,851 from 35,690 in 2010. Shipments of automobiles and construction aggregates increased during the year-ended December 31, 2011 by approximately 26.5% and 11.7%, respectively, over prior year levels. These increases were offset by an approximately 53% decrease in coal shipments. The increase in the average revenue received per conventional carloading is largely attributable to a shift in commodity mix.

The increase in container freight revenues is the result of stable traffic volume and a 4.8% increase in the average revenue received per container. Container traffic volume increased by 63 containers to 10,792 in 2011 from 10,729 in 2010. This stabilization of traffic volume halts a decline which began in 2007 in which cross-country container traffic to the East Coast had shifted from rail to all water routes.

The increase in other freight-related revenues results primarily from an increase in excursion revenues (43% increase over 2010 levels) and demurrage revenues (180% increase over 2010 levels).

Other operating revenues include maintenance department billings for siding maintenance, signal maintenance, flagging and other services rendered to freight customers and other outside parties. The 2011 increase was due to increased maintenance department billings for signal maintenance.

Other Income

Other income increased by $900 thousand to $2.0 million in 2011 from $1.1 million in 2010. The Company received $1.2 million during 2011 in settlement of certain legal proceedings and with respect to the granting of a permanent easement which accounted for the majority of the increase. In addition, the Company recognized a $350 thousand loss on the sale of three EMD locomotives in 2010.

Operating Expenses

Operating expenses increased by $2.1 million, or 7.0%, to $31.9 million in 2011 from $29.8 million in 2010. Increases in diesel fuel expense, car hire and track usage fees due to increases attributable to increased diesel fuel costs, additional car hire expense primarily due to the increase in automotive traffic and operating rights relating to changes in the traffic patterns of certain of the Company’s traffic, accounted for $1.8 million of this increase. Personnel costs increased due to contractually-required increases in pay rates and health care premium increases (totaling $701 thousand). Casualty and insurance increased by $315 thousand, $295 thousand of which related to the settlement of a judgment against the Company for an automobile accident involving a Company-owned vehicle. These increases were offset by increases in the amounts of capitalized and recovered costs due to additional Section 45G of the Internal Revenue Code of 1986 (“45G”) tax credits of $795 thousand and $443 thousand of grant reimbursements for state projects offset by a decrease in capital projects performed by Company personnel of $368 thousand versus 2010. Increases in other operating expenses were partially offset by a decrease in costs incurred for repairs and maintenance and track and signal material.

Interest Expense

Interest expense was $110 thousand in 2011. The increase was mainly due to the impact of long term debt first incurred by the Company in 2011. This was offset in part by reduced line of credit interest resulting from the Company’s payment of the amounts outstanding under the line of credit during 2011.

Provision for Income Taxes (Benefit)

The Company’s federal income tax provision for 2011 was $753 thousand. This amount approximates the Company’s expected rate plus an increase in the Company’s valuation allowance against its deferred tax assets of $119 thousand (8% of the total effective tax rate).

Liquidity and Capital Resources

During 2011 and 2010, the Company generated $5.9 million and $2.7 million, respectively, of cash from operating activities. The Company received deferred revenue for a 25 year license in the amount of $2.8 million in 2011.

During 2011, the Company’s cash flows used in investing activities were $5.9 million. Capital expenditures were $8.3 million, partially offset by proceeds from the sale of property, equipment and easements of $2.0 million and the satisfaction of a note receivable for $384 thousand.

The Company’s expenditures for track structure replacement net of grants for the past two years were:

Net Expenditures for Track Structure Replacements
December 31,	(In Thousands)
2010	$1,451
2011	$7,188

Substantially the entire mainline track owned by the Company meets FRA Class 3 standards, and the Company intends to continue to maintain this track at this level. The Company expended $7.2 million and $1.5 million for additions and improvements to its track structure in 2011 and 2010, respectively. During 2011, the Company rehabilitated 14 track miles of the Willimantic Branch from Versailles, CT to Willimantic, CT. The Company expects that on average it will continue to spend between $2 million and $3 million per year for capitalized track improvements adjusted annually for inflation. Improvements to the Company’s track structure are made, for the most part, by the Company’s Maintenance of Way Department personnel.

During 2011 the Company generated $2.4 million of cash from financing activities. For 2011, the primary drivers of cash flows generated from financing activities were $4.0 million received from borrowings under the Company’s long term debt and $100 thousand from the exercise of stock options and employee stock purchases, partially offset by $775 thousand for the payment of dividends, $900 thousand for payment on its line of credit and $59 thousand of payments on the Company’s long term debt.

In 2011, the Company paid dividends in the amount of $5 per share, aggregating $3.2 thousand, on its outstanding noncumulative preferred stock and $0.16 per share, aggregating $772 thousand, on its outstanding common stock. In January 2012, the Company declared a preferred stock dividend of $5 per share ($3.2 thousand) and a $.04 dividend per common share ($193 thousand). Continued payment of such dividends is contingent upon the Company’s continuing to have the necessary financial resources.

The Company extended its revolving line of credit of $5.0 million with its principal bank, through June 2013. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line and has no compensating balance requirements. The Company had no amounts outstanding against this line as of December 31, 2011.

Certain of the Company’s automobile traffic is subject to periodic competitive bid. A shipper that accounts for approximately 50% of the Company’s automotive shipments is rebidding its contract during 2012 for a 2013 award. The Company has no assurances it will be awarded a contract for this traffic through the rebidding process.

During 2011, the Company entered into an agreement with an unrelated third-party shipping customer. Under the agreement, the customer agreed to pay for certain qualified railroad track maintenance expenditures, including capital additions to the Company’s track structure. In return the Company agreed to assign railroad track miles to the shipping customer which would enable that customer to claim certain track maintenance credits pursuant to 45G. The Company received $1.8 million for its assignment of railroad track miles under 45G. 45G expired December 31, 2011 and should 45G not be extended or reauthorized, the Company would no longer be able to assign its railroad track miles under 45G.

Diesel fuel comprises a significant portion of the Company’s operating costs. As fuel prices increase the Company attempts to recover these costs through surcharges and increased fees; however, the Company’s profitability can be adversely impacted by increases in fuel prices.

Contractual Obligations and Commitments

The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

On January 29, 2002, the Company received a “Notice of Potential Liability” from the United States Environmental Protection Agency (“EPA”) regarding an existing Superfund Site (the “Site”) that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these “Notice” letters to potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Site. Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762 thousand) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study (“RI/FS”) phase of the clean-up at the Site, which has not yet been completed. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice Letters (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). On December 15, 2003, the EPA issued a second “Notice of Potential Liability” letter to the Company regarding the Site. EPA again identified the Company as a PRP, this time because EPA “believes that [the Company] accepted hazardous substance for transport to disposal or treatment facilities and selected the site for disposal.” The Company responded again to EPA stating that it is interested in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site. The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA and therefore no liability has been accrued for this matter.

In connection with the EPA claim described above, the two parties which have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L, on December 18, 2002. The Company was one of about sixty parties named by Plaintiffs in this suit, to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs alleged that the Company is liable under 42 U.S.C. § 961(a) (3) of CERCLA as an “arranger” or “generator” of waste that ended up at the Site. The Company entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs’ claims. Although the Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site, the Company paid $45 thousand to settle this suit in March 2006.

Pursuant to permits issued by the United States Department of the Army Corps of Engineers and the Rhode Island Coastal Resources Management Council, the Company created 33 acres of waterfront land in East Providence, Rhode Island (“South Quay”) investing nearly $12 million in its development. The permits for the property, which have been extended to December 2014 and December 2013, respectively, also allow for construction of a dock along the west face of the South Quay. The property is adjacent to a 12 acre site, also owned by the Company.

The property is located one-half mile from I-195. In 2006, the Rhode Island Department of Transportation (“RIDOT”) awarded a contract to construct Waterfront Drive, which provides direct vehicular access from the interstate highway system to the South Quay, which project was completed in 2007. The planned extension by RIDOT of Waterfront Drive northward toward an industrial area, in which the Company owns two additional waterfront parcels comprising 11 acres, creating direct access to such property, is underway, with construction expected to be completed in the spring of 2013.

The City of East Providence has created a waterfront redevelopment area with a zoning overlay that would encourage development of offices, hotels, restaurants, shops, marinas, apartments and other “clean” employment. The Company has been cooperating with the City of East Providence in these efforts.

Item 8. Financial Statements and Supplementary Data

PROVIDENCE AND WORCESTER RAILROAD COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Providence and Worcester Railroad Company

Worcester, Massachusetts

We have audited the accompanying balance sheet of Providence and Worcester Railroad Company (the “Company”) as of December 31, 2011, and the related statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stowe & Degon LLC

Westborough, Massachusetts

March 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Providence and Worcester Railroad Company

Worcester, Massachusetts

We have audited the accompanying balance sheet of Providence and Worcester Railroad Company (the “Company”) as of December 31, 2010, and the related statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut

March 31, 2011

PROVIDENCE AND WORCESTER RAILROAD COMPANY

BALANCE SHEETS

(Dollars in Thousands Except Per Share Amounts)

	December 31,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$3,943	$ 1,517
Accounts receivable, net of allowance for doubtful accounts of $115 in 2011 and 2010	3,570	2,789
Materials and supplies	842	552
Prepaid expenses and other current assets	412	382
Note receivable, current	–	97
Deferred income taxes	291	240
Total Current Assets	9,058	5,577
Note receivable, less current portion	–	347
Property and Equipment, net	84,676	79,595
Land Held for Development	12,457	12,457
Total Assets	$106,191	$ 97,976

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Borrowings under line of credit	$ –	$ 900
Current portion of long-term debt	120	–
Accounts payable	4,046	3,029
Current portion of deferred grant and other revenue	111	–
Accrued expenses	2,327	1,751
Total Current Liabilities	6,604	5,680
Long-Term Debt, net of current portion	3,821	–
Deferred Income Taxes	12,290	11,596
Deferred Grant and Other Revenue	10,487	8,103
Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2011 and 2010	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,833,012 shares in 2011 and 4,822,650 shares in 2010	2,417	2,411
Additional paid-in capital	37,271	37,045
Retained earnings	33,269	33,109
Total Shareholders’ Equity	72,989	72,597
Total Liabilities and Shareholders’ Equity	$106,191	$ 97,976

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

	Years Ended December 31,
	2011	2010
Revenues:
Operating Revenues	$31,698	$28,731
Other Income	1,995	1,134
Total Revenues	33,693	29,865

Expenses:
Operating:
Maintenance of way and structures	3,382	4,413
Maintenance of equipment	3,738	3,559
Transportation	11,326	9,231
General and administrative	5,178	5,522
Depreciation	3,274	3,085
Taxes, other than income taxes	2,545	2,324
Car hire, net	1,063	810
Employee retirement plans	220	221
Track usage fees	1,169	728
Total Operating Expenses	31,895	29,893

Operating Income (Loss) before Interest and Income Taxes	1,798	(28)
Interest expense	110	—

Income (loss) from operations before income taxes	1,688	(28)
Provision for Income Taxes	753	236

Net Income (Loss)	935	(264)

Preferred Stock Dividends	3	3

Net Income (Loss) Available to Common Shareholders	$932	$(267)

Basic Earnings (Loss) per Common Share	$.19	$(.06)
Diluted Earnings (Loss) per Common Share	$.19	$(.06)
Weighted Average Common Shares Outstanding:
Basic	4,827	4,817
Diluted	4,898	4,817

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands Except Per Share Amounts)

	Years Ended December 31, 2011 and 2010
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Balance January 1, 2010	$32	$2,406	$36,879	$34,147	$73,464

Issuance of 10,037 common shares for stock options exercised, employee stock purchases, and other		5	104		109
Share based compensation – options granted			62		62
Dividends paid:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.16 per share				(771)	(771)
Net loss for the year				(264)	(264)
Balance, December 31, 2010	32	2,411	37,045	33,109	72,597

Issuance of 10,362 common shares for stock options exercised, employee stock purchases, and other		6	123		129
Share based compensation – options granted			103		103
Dividends paid:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.16 per share				(772)	(772)
Net income for the year				935	935
Balance, December 31, 2011	$32	$2,417	$37,271	$33,269	$72,989

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2011	2010

Cash Flows from Operating Activities:
Net income (loss)	$935	$(264)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	3,274	3,085
Provision for allowance for doubtful accounts	–	45
Note receivable	60	(486)
Amortization of deferred income	(274)	(261)
(Gains)/losses from sale, condemnation and disposal of property, equipment and easements, net	(1,950)	256
Deferred grant income and other	2,771	–
Deferred income taxes	643	236
Share-based compensation	132	92
Increase (decrease) in cash and cash equivalents from:
Accounts receivable	(781)	28
Materials and supplies	(290)	50
Prepaid expenses and other	(30)	(39)
Accounts payable and accrued expenses	1,429	(60)
Other	(2)	40
Net cash flows from operating activities	5,917	2,722
Cash Flows from Investing Activities:
Purchase of property and equipment	(8,273)	(2,294)
Proceeds from note receivable	384	42
Proceeds from sale and condemnation of property, equipment and easements	2,032	472
Net cash flows used in investing activities	(5,857)	(1,780)

Cash Flows from Financing Activities:
Borrowings under line of credit	–	1,000
Payments under line of credit	(900)	(100)
Proceeds from long-term debt	4,000	–
Payments on long-term debt	(59)	–
Dividends paid	(775)	(774)
Issuance of common shares for stock options exercised and employee stock purchases	100	79
Proceeds from deferred grant income	–	213

Net cash flows from financing activities	2,366	418
Increase in Cash and Cash Equivalents	2,426	1,360
Cash and Cash Equivalents, Beginning of Year	1,517	157
Cash and Cash Equivalents, End of Year	$3,943	$1,517

Supplemental Disclosures:
Cash paid during year for interest	$94	$45
Cash paid (received) during year for income taxes, net	$45	$—
Capital expenditures financed through accounts payables	$164	$—

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010

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

Accounts Receivables and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount. The Company’s allowance for doubtful accounts is determined based upon historical write-offs and known customer information. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable loss on its existing accounts receivable. Account balances are charged off against the allowance for doubtful accounts when the Company determines the receivable will not be recovered.

Materials and Supplies

Materials and supplies, which consist of diesel fuel and items for the improvement and maintenance of track structure and equipment, are stated at cost, determined on a first-in, first-out basis, and are charged to expense or added to the cost of property and equipment when used.

Property and Equipment

Property and equipment, including land held for development, is stated at historical cost (including self-construction costs). Acquired railroad property is recorded at the purchased cost. Self-construction costs for track structure include material costs for ties, rail, other track materials and ballast; the cost of direct and supervisory labor, including railroad retirement taxes and employee benefits; costs for track machinery and equipment (including depreciation) and various other overhead costs. Major renewals or betterments are capitalized while routine maintenance and repairs, which do not improve or extend asset lives, are charged to expense when incurred. Properties and equipment are carried at cost and are depreciated over their useful lives. Items included in track structures with similar physical characteristics, use, year of installation and expected life are grouped into separate asset classes and depreciated by the estimated useful life of the asset class group.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010

(Dollars in Thousands Except Per Share Amounts)

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

Deferred Grant Income and other

The Company has availed itself of various federal and state programs administered by the states of Connecticut, Massachusetts and Rhode Island for reimbursement of expenditures for capital improvements. In order to receive reimbursement, the Company must submit requests for the projects, including cost estimates. The Company receives from 70% to 100% of the costs of such projects, which have included bridges, track structure and public improvements. To the extent that such grant proceeds are used to fund capital improvements to bridges and track structure, they are recorded as deferred grant income and amortized into operating revenues on a straight-line basis over the estimated useful lives of the related improvements ($265 in 2011 and $261 in 2010).

Grant proceeds utilized to finance public improvements, such as grade crossings and signals, are recorded as a direct offset to the cost of the improvements, which are not capitalized.

In November 2011, the Company entered into a 25 year license for use of the Company’s right of way for installation of utility infrastructure, which the Company received the rental payments in advance. The Company will amortize $111 per annum into rental income during the 25 year term which expires in December 2036.

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

Other freight-related and operating revenues are recorded at the time services are rendered to the customer.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010

(Dollars in Thousands Except Per Share Amounts)

Gain or loss from sale, condemnation and disposal of property and equipment and easements is recorded at the time the transaction is consummated and collectability is assured.

The Company serves approximately 160 customers in Massachusetts, Rhode Island, Connecticut and New York. The Company’s ten (10) largest customers account for more than half of its operating revenues. Though no single customer accounted for 10% or more of its total operating revenues in 2011 and 2010, revenues attributable to individual shippers served by Motiva Enterprises LLC, which operates a petroleum blending and storage terminal located in Providence, Rhode Island, accounted for more than 10% of the Company’s operating revenues.

Income Taxes

Deferred taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences, operating losses and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the dates of enactment. Valuation allowances are established when it is estimated that it is more likely than not that the deferred tax asset will not be realized.

Certain provisions of ASC 740 Income Taxes prescribe a recognition threshold and the measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return, and provides guidance on reporting for uncertain tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not accrued any interest or penalties.

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

A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

	2011			2010
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic Earnings per Share
Net Income (Loss) available to Common Shareholders	$932			$(267)
Basic Earnings (Loss) per share	$932	4,827	$.19	$(267)	4,817	$(.06)

Diluted Earnings per Share
Net Income (Loss) available to Common Shareholders	$932			$(267)
Effect of Dilutive Securities		71			—
Diluted Earnings (Loss) per Share	$932	4,898	$.19	$(267)	4,817	$(.06)

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010

(Dollars in Thousands Except Per Share Amounts)

Options to purchase 59,621 and 55,901 shares of common stock were outstanding during 2011 and 2010, respectively. Certain options were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and would be anti-dilutive. For 2011, 7,064 shares relating to the options were included in the calculation of diluted earnings per share. No options to purchase shares of common stock were included in the computation of diluted (loss) earnings per common share for 2010 because of the anti-dilutive effect. Shares of preferred stock convertible into 64,000 shares of common stock were outstanding during 2011 and 2010. For 2011, these were included in the calculation of diluted earnings per share. These shares were not included in the computation of diluted loss per common share for 2010 because of the anti-dilutive effect.

Fair value of Financial Instruments

The Company applies the following three level hierarchy of valuation inputs for measuring fair value:

Level 1 – Quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.

Level 2 – Quoted prices for similar assets or liabilities in active markets or inactive markets; and valuations techniques in which all significant inputs are observable market data.

Level 3 – Valuations derived in which one or more of the significant inputs are unobservable.

The Company believes that the fair value of its financial instruments including accounts receivables and accounts and notes payable (bank facilities) approximate their respective book values at December 31, 2011 and 2010. The fair value of the notes payable were determined using borrowing rates currently available to the Company for loans and receivables with similar terms and maturities.

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

Comprehensive Income

Comprehensive Income equals net income for 2011 and 2010.

Segment Reporting

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

YEARS ENDED DECEMBER 31, 2011, 2010

(Dollars in Thousands Except Per Share Amounts)

Recent Accounting Pronouncements

The Company reviews new accounting standards when issued. The Company does not believe any of the recent accounting pronouncements will have a significant impact on its financial statements.

Reclassifications

Certain amounts in the 2010 financial statements have been reclassified to conform with the 2011 presentation. Other long term liabilities are grouped together with Deferred Grant and Other Revenue in the 2011 presentation.

2.	Share-Based Compensation

The Company has a non-qualified stock option plan (“SOP”) covering all management personnel who have a minimum of one year of service with the Company and who are not holders of a majority of either its outstanding common stock or its outstanding preferred stock. In addition, the Company’s outside directors are eligible to participate in the SOP. The Company’s stockholders have authorized 5% of the shares of common stock outstanding (241,650 shares at December 31, 2011) for issuance under the SOP. Options granted under the SOP, which are fully vested when granted, are exercisable over a ten year period at the closing market price for the Company’s common stock on the last business day of the year prior to the date the options are granted. The Company issues new common stock to satisfy stock options exercised.

The Company recognizes compensation expense for new stock option grants at fair value on the grant date, less estimated forfeitures. Stock-based employee compensation expense, net of income taxes, in the amounts of $66 and $40, has been charged against income in 2011 and 2010, respectively, for stock options granted. The Company’s policy is to estimate the fair market value of each option granted on the date of grant, the first business day in January of each year, using the Black-Scholes option pricing model, and to record the compensation expense in the year in which the grant was made. Management’s estimating requires the use of estimates that are highly subjective including items such as the expected life of the option grants, the expected stock price volatility and the expected dividend payment rate. The expected life is based upon historical experience and is estimated for each grant. The expected volatility is based upon a combination of historical and implied volatility. The expected dividend rate is based upon historical yields. The risk free rate is based upon on a zero-coupon U.S. Treasury rate at the time of grant with maturity dates that coincide with the expected life of the options.

Key assumptions used to apply the Black-Scholes option pricing model are set forth below:

	2011	2010
Average risk-free interest rate	2.55%	3.04%
Expected life of option grants	6.0 years	6.0 years
Expected volatility of underlying stock	92%	89%
Expected dividend payment rate, as a percentage of the share price on the date of grant	.96%	1.49%
Weighted average grant date fair value	$11.93	$7.26

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010

(Dollars in Thousands Except Per Share Amounts)

The following table summarizes the stock option activity under the Company’s plan:

		Weighted Average
	Number	Exercise	Fair
	Of Options	Price	Value
Outstanding and exercisable at December 31, 2009	51,530	$13.03
Granted	8,510	10.75	$7.26
Exercised	(1,658)	7.08
Expired	(2,481)	8.00
Outstanding and exercisable at December 31, 2010	55,901	$13.08
Granted	8,590	16.75	$11.93
Exercised	(2,711)	8.54
Expired	(2,159)	7.13
Outstanding and exercisable at December 31, 2011	59,621	$14.03

The total intrinsic value of options exercised for the years ended December 31, 2011 and 2010 totaled approximately $28 and $14, respectively, and cash proceeds from the exercise of stock options totaled approximately $23 and $12 for the years ended December 31, 2011 and 2010, respectively. The income tax benefits realized from the exercise of stock options were not material for the periods presented.

The aggregate intrinsic value of the stock options outstanding, based on the closing stock price of the Company’s common stock as of December 31, 2011 and 2010, totaled approximately $31 and $226, respectively.

Common Stock Awards

The Company has awarded certain of its employees common stock under stock award plans. During the years ended December 31, 2011 and 2010, the Company awarded 1,960 and 2,275 shares, respectively. The compensation expense recorded for these awards was $29 and $30 for 2011 and 2010, respectively. Common stock awarded under such stock award plans vests immediately.

3.	Note Receivable

In 2010, in conjunction with the settlement of certain legal proceedings with a customer, the Company accepted an unsecured promissory note in the face amount of $486, whereby the Company receives monthly installments of $10 including interest at 3.91% through January 2015, the maturity date. The settlement is recorded as other income in the accompanying 2010 statement of operations. During the fourth quarter of 2011, the Company and the customer agreed to settle the balance due under the note for $300. The Company recorded an expense of $60 in General and Administrative expense on its 2011 Statement of Operations in conjunction with this settlement.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010

(Dollars in Thousands Except Per Share Amounts)

4.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2011	2010
Land and improvements, excluding land held for development	$11,460	$11,465
Track structure	93,124	86,062
Buildings and other structures	9,071	8,718
Equipment	24,515	23,775

	138,170	130,020
Less accumulated depreciation	53,494	50,425

Total property and equipment, net	$84,676	$79,595

The Company capitalized $70 of interest during the Willimantic Branch rehabilitation. No interest amounts were capitalized during 2010.

5.	Land Held for Development and Related Party Transaction

Pursuant to permits issued by the United States Department of the Army Corps of Engineers and the Rhode Island Coastal Resources Management Council, the Company created 33 acres of waterfront land in East Providence, Rhode Island (“South Quay”). The permits for the property, which have been extended to December 2014 and December 2013, respectively, also allow for construction of a dock along the west face of the South Quay. The property is adjacent to a 12 acre site, also owned by the Company. The Company has invested approximately $12,000 in the development of the South Quay, which has resulted in the creation of approximately 33 acres of waterfront land.

The property is located one half-mile from I-195. In 2006, the Rhode Island Department of Transportation (“RIDOT”) awarded a contract for roadway improvements to provide direct vehicular access from the interstate highway system to the South Quay, which project was completed in 2007. The planned extension by RIDOT of Waterfront Drive northward toward an industrial area, in which the Company owns two additional waterfront parcels comprising 11 acres, creating direct access to such property, commenced in 2011 and is expected to be completed in the spring of 2013.

The City of East Providence has created a waterfront redevelopment area with a zoning overlay that would encourage development of offices, hotels, restaurants, shops, marinas, apartments and other “clean” employment. The Company has been cooperating with the City of East Providence in these efforts.

Robert Eder, who owns a majority of the Company’s Preferred Shares, with his wife, also controls Capital Properties, Inc. (“CPI”) and its subsidiaries. Pursuant to an agreement between the Company and Getty Oil Company (Eastern Operations), Inc. dated August 6, 1975, the Company has the right to relocate any portion of two pipelines located within the Company’s right of way, in East Providence, Rhode Island. The Company and CPI have supported an extension of Waterfront Drive, so-called, in East Providence, which road is being constructed on the Company’s right of way. The State of Rhode Island’s plans for Waterfront Drive’s extension required a relocation of a portion of the pipelines which the Company has the right to relocate. The Rhode Island Department of Transportation (“RIDOT”) entered into an agreement with the Company to reimburse the Company for expenses incurred by us in relocating the pipelines up to a maximum of $159. In May, 2011 CPI’s subsidiary, Capital Terminal Company (“CTC”), entered into an agreement with the Company to act as the Company’s agent to select, direct and supervise all subcontractors subject to the Company’s approval. All invoices from contractors to CTC are submitted to the Company for approval along with a check from CTC in the amount of the invoice. The Company pays the invoice out of the funds provided by CTC. The Company is then obligated to submit the invoices to RIDOT for reimbursement under its agreement with RIDOT. When the Company receives reimbursement

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010

(Dollars in Thousands Except Per Share Amounts)

from RIDOT, it is obligated to pay that amount to CTC. Any shortfall in RIDOT’s reimbursement is borne by CTC. The Company has received invoices to date of $219, which have been paid by the Company to the subcontractors out of funds received from CTC. CTC, through subcontractors, completed the pipeline relocation during 2011. At December 31, 2011, the Company has recorded a receivable in the amount of $219 from RIDOT and has recorded corresponding accounts payable to CTC in the same amount. At December 31, 2011, the Company had received from CTC and had paid to the subcontractors $119 of the total amount of $219. The remaining amounts were received from CTC and paid to the subcontractors subsequent to year end. The Company intends to request RIDOT to approve change orders to increase the amount payable to $219. The Company is obligated to CTC only to the extent it receives payment from RIDOT.

6.	Debt

Revolving Line of Credit

The Company has a revolving line of credit facility in the amount of $5,000 from a commercial bank expiring on June 25, 2013. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. At December 31, 2011, no amounts were outstanding.

Long-term debt

In December 2010, the Company borrowed $4,000 from the same commercial bank, in order to finance the rehabilitation of the Willimantic Branch. The loan of up to $4,000 required payments of interest only for the first six months and accruing at the bank’s prime rate. After the six month period, the loan converted to a 10 year loan with a 20 year amortization period and bears interest at the Federal Home Loan Bank of Boston 5/20 rate plus 3% (5.18% at the date of conversion). This rate will reset based upon the same conversion factors after 5 years (Federal Home Loan Bank of Boston 5/20 rate plus 3%). The Company has the right to prepay all or any part thereof out of internally-generated funds without penalty. The Company is subject to financial and non-financial covenants, including maintenance of minimum net worth and minimum debt service coverage. No amount was outstanding as of December 31, 2010. As of December 31, 2011, the outstanding principal balance was $3,941.

The Company is in Compliance with its related debt covenants as of December 31, 2011 and 2010.

The monthly principal and interest payments on its long-term debt are $27. The aggregate annual maturities of long term debt at December 31, 2011 are as follows:

2012	$120
2013	126
2014	133
2015	140
2016	147
Thereafter	3,275
$3,941

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010

(Dollars in Thousands Except Per Share Amounts)

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2011	2010
Salaries and wages	$580	$536
Payroll taxes	380	151
Simplified employee pension plan contributions	193	201
Legal and professional fees	244	264
Casualty loss claims	436	423
Other	494	176
	$2,327	$1,751

8.	Other Income

Other income consists of the following:

	Years Ended December 31,
	2011	2010
Gains (loss) from sale, condemnation and disposal of property, equipment and easements, net	$1,250	$(256)
Note receivable from legal settlement	—	486
Rentals and license fees under various operating leases	627	679
Interest and other	118	225
	$1,995	$1,134

The Company received $1,240 in settlement of certain legal proceedings and for the grant of a permanent easement during 2011. In 2010, the Company received interest relating to the receipt of condemnation proceeds. During 2010, the Company entered into a legal settlement (see Note 3).

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010

(Dollars in Thousands Except Per Share Amounts)

9.	Railroad Track Maintenance Credits:

During 2011 and the fourth quarter of 2010, the Company entered into an agreement with an unrelated third-party shipping customer. Under the agreement, the customer agreed to pay for certain qualified railroad track maintenance expenditures, including capital additions to the Company’s track structure. In return the Company agreed to assign railroad track miles to the shipping customer which would enable that customer to claim certain track maintenance credits pursuant to section 45G of the Internal Revenue Code of 1986. For the year ended December 31, 2011, $1,800 was realized as a result of the agreements. For the year ended December 31, 2010, the amount of $975 was realized as a result of the agreements. The Railroad Track Maintenance Credits were accounted for as a reduction of Operating Expenses - Maintenance of Way and Structures in the Statement of Operations.

10.	Income Taxes (Benefit)

The provision for income taxes (benefit) consists of the following:

	Years Ended December 31,
	2011	2010
Current:
Federal	$—	$—
State	110	—
	110	—
Deferred:
Federal	674	231
State	(31)	5
	643	236
	$753	$236

The following summarizes the estimated tax effect of temporary differences that are included in the net deferred income tax provision:

	Years Ended December 31,
	2011	2010
Depreciation	$237	$140
Deferred grant income	(887)	17
Net operating loss carry forward	1,276	(88)
Track maintenance credit	75	—
Alternative minimum tax carry forward	(75)	—
Contribution carry forward	58	(10)
Accrued casualty and other claims	(72)	1
Accrued compensated time off and related payroll taxes	(15)	31
Share based compensation	(37)	(22)
Allowance for doubtful accounts	—	(16)
Other	(36)	(36)
Change in valuation allowance	119	219
	643	$236

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010

(Dollars in Thousands Except Per Share Amounts)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the Company’s net deferred income tax liability as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Deferred income tax liabilities - Differences between book and tax basis of property and equipment	$18,064	$17,863
Deferred income tax assets:
Deferred grant income	3,749	2,862
Net operating loss carry forwards	67	1,343
Track maintenance credit carry forwards	4,416	4,491
Alternative minimum tax carry forwards	75	—
Contribution carry forwards	—	58
Accrued casualty and other claims	164	92
Accrued compensated time off and related payroll taxes	188	173
Share based compensation	188	151
Allowance for doubtful accounts and other	76	76
	8,923	9,246
Valuation allowance	(2,858)	(2,739)
Net deferred income tax liability	$11,999	$11,356

During 2005 through 2008, the Company generated Railroad Track Maintenance Credits in the cumulative amount of $4,491. These credits may be utilized, subject to certain limitations, to offset the Company’s current federal income tax liability. Any credits not utilized in the year earned may be carried forward to offset future income tax liabilities for a period of 20 years. The Company maintains a valuation allowance on its deferred tax assets when, based upon available evidence such as the reversal of taxable temporary differences and projected future taxable income, it is more likely than not that a portion of its deferred tax assets will not be realized. Based on the Company’s earnings history, projected future taxable income and the expectation of reversing deferred tax liabilities, the Company increased its valuation allowance. The remaining deferred tax assets are considered realizable; however, they could be reduced in the near term if estimates of future taxable income are reduced or reversing taxable temporary differences are increased.

The Company has $197 and $3,785 of federal net operating loss carry forwards for the years ended December 31, 2011 and 2010, respectively. The remaining federal net operating loss will expire in 2030.

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	Years Ended December 31,
	2011	2010
Federal statutory rate	34%	(34)%
Nondeductible expenses, state income taxes, and other	3	14
Change in valuation allowance	8	863

Effective tax rate	45%	843%

The Company is subject to U.S. federal income tax as well as income tax in the Commonwealth of Massachusetts. All U.S. federal income and Massachusetts income tax matters have been concluded through 2008.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010

(Dollars in Thousands Except Per Share Amounts)

11.	Commitments and Contingent Liabilities

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

In connection with the EPA claim described above, the two parties which have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L, on December 18, 2002. The Company was one of about sixty parties named by Plaintiffs, in this suit, to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs alleged that the Company is liable under 42 U.S.C. § 961(a) (3) of CERCLA as an “arranger” or “generator” of waste that ended up at the Site. The Company entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs’ claims. Although the Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site, the Company paid $45 to settle this suit in March 2006.

12.	Employee Benefit Plans

Defined Contribution Retirement Plans

The Company has a profit-sharing plan (“Plan”) which covers all of its employees who are members of its collective bargaining units. Contributions to the Plan are required in years in which the Company has income from “railroad operations” as defined in the Plan. Contributions are to be equal to at least 10% but not more than 15% of the greater of income before income taxes or income from railroad operations subject to a maximum contribution of $3.5 per eligible employee. Contributions to the Plan may be made in cash or in shares of the Company’s common stock valued at the closing market price for the Company’s stock on the last business day of the year prior to the date the shares are granted. No contribution was made for 2011 or 2010 since the Company did not generate income from railroad operations during those years.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010

(Dollars in Thousands Except Per Share Amounts)

The Company also has a Simplified Employee Pension plan (“SEP”) which covers substantially all employees who are not members of one of its collective bargaining units. Contributions to the SEP are discretionary and are determined annually as a percentage of each covered employee’s compensation up to the maximum amount allowable by law. Contributions accrued under the SEP amounted to $193 in 2011 and $201 in 2010 which, in each year, was less than the maximum amount allowable by law.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may purchase registered shares of common stock at 85% of the market price for such shares. An aggregate of 200,000 shares of common stock are authorized for issuance under the ESPP which was established in 1997. Any shares purchased under the ESPP are subject to a two year lock-up. ESPP purchases amounted to 5,691 shares in 2011 and 6,104 shares in 2010.

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

13.	GATX Corporation

On January 10, 2008, the Company entered into an agreement with GATX Corporation (“GATX”) whereby GATX acquired 239,523 (approximately 4.99%) newly-issued shares of the Company’s common stock for approximately $5,500 ($23 per share) to be utilized for capital improvements to enhance the Company’s railroad lines. The parties also entered into an Exclusive Railcar Supply Agreement whereby GATX has the exclusive right to supply the Company with railcars for certain rail traffic on market-competitive terms. In addition, the Company exchanged 72 of its mill gondolas for 137 open-top hoppers owned by GATX, which exchange was accounted for as a purchase. The Company agreed to lease the 72 mill gondolas from GATX under operating leases for a period of up to 7 years at a minimum annual rental of $248 through January 2015 and, as of December 31, 2011, the total remaining obligation under this lease was $749. Rental expense of $248 was incurred under this lease in 2011 and 2010, respectively. In addition to the lease of the gondolas, which is a fixed-rent, fixed-term lease, the Company also entered into a 7 year “per-diem” lease of 200 auto carrying railcars, for which the Company is obligated to remit car-hire revenues only. In 2011 and 2010, the car-hire earned from other railroads and remitted to GATX was approximately $3,012 and $2,425, respectively.

In March 2011, the Company entered into a three year lease for 2 six-axle EMD SD-60 locomotives for approximately $186 per annum.

14.	Preferred Stock

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

None.

Item 9A. Controls and Procedures

Management’s Report Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the Company’s internal control over financial reporting as of the end of the period covered by this annual report based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Such evaluation included reviewing the documentation of the Company’s internal controls, evaluating the design and operating effectiveness of key financial reporting controls and reviewing our overall control environment. Based on such evaluation, the Company’s management has concluded that as of the end of the period covered by this annual report, the Company’s internal control over financial reporting was effective.

Management’s annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During 2010, we identified a material weakness in our internal control over financial reporting for the year ended December 31, 2010, because we did not maintain effective controls over accounting for income taxes, including the determination and reporting of deferred income taxes and the related income tax provision. Specifically, we did not have adequate personnel and other resources to enable us to (i) properly consider and apply U.S. generally accepted accounting principles providing guidance over accounting for income taxes and (ii) review and monitor the accuracy and completeness of the components of the income tax provision calculation and the related deferred taxes. The material weakness resulted in accounting errors in the treatment of certain Section 45G Federal tax credits and their related valuation that were not prevented or detected on a timely basis. As a result, we restated the 2009 financial statements.

We completed remediation of the material weakness in accounting for income taxes as of December 31, 2011 financial statements. In connection with our remediation process, we engaged a separate independent registered public accounting firm to review our income tax provision and have concluded that as a result of the changes implemented, the previously reported material weakness no longer exists.

Item 9B. Other Information

The Company did not fail to file any reports required to be filed on Form 8-K for the last fiscal quarter.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to the directors of the Company, see pages 2 through 9 and 11 of the Company’s definitive proxy statement for the 2012 annual meeting of its shareholders, which pages are incorporated herein by reference.

The following are the executive officers of the Company:

Name	Age	Position	Date of First Election to Office

Robert H. Eder	79	Chairman	1980
P. Scott Conti	54	President	2005
David F. Fitzgerald	61	Vice President	2005
Frank K. Rogers	50	Vice President	2005
Daniel T. Noreck	40	Treasurer	2010
Marie A. Angelini	53	Secretary	2007

Any officer elected or appointed by the Company’s Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors. Mr. Eder has served as Chairman of the Company since 1980. Mr. Eder also served as President of the Company from December 1966 until 1980. Mr. Conti served as Vice President from March 1999 until his election as President in 2005. Upon joining the Company in 1988, he served as Engineering Manager through December 1997, and then as Chief Engineer from 1998 until March 1999. Mr. Fitzgerald joined the Company in 1973 and served as Superintendent of Transportation prior to his promotion to Vice President in 2005. Mr. Rogers joined the Company in 1994 and served as Director of Marketing prior to his promotion to Vice President in 2005. Mr. Noreck joined the Company in September 2010 as Treasurer. Ms. Angelini joined the Company in 2005 and served as Assistant General Counsel prior to her promotion to General Counsel and election as Secretary in 2007.

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

75 Hammond Street

Worcester, Massachusetts 01610

(800) 447-2003

Internet Address: http://www.pwrr.com; wlavely@pwrr.com

Item 11. Executive Compensation

See pages 11 through 13 of the Company’s definitive proxy statement for the 2012 annual meeting of its shareholders, which pages are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See page 10 of the Company’s definitive proxy statement for the 2012 annual meeting of its shareholders, which pages are incorporated herein by reference.

III-1

The following table sets forth information as of the end of the Company’s most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available For Future Issuance

Equity compensation plans approved by security holders	59,621	$14.03	262,892

Equity compensation plans not approved by security holders	N/A	N/A	181,470

Total	59,621	$14.03	444,362

Item 13. Certain Relationships and Related Transactions and Director Independence

See pages 2, 5-6, 9 and 14 of the Company’s definitive proxy statement for the 2012 annual meeting of its shareholders which pages are incorporated herein by reference.

Robert Eder, who owns a majority of the Company’s Preferred Shares, with his wife, also controls Capital Properties, Inc. (“CPI”) and its subsidiaries. Pursuant to an agreement between the Company and Getty Oil Company (Eastern Operations), Inc. dated August 6, 1975, the Company has the right to relocate any portion of two pipelines located within the Company’s right of way, in East Providence, Rhode Island. The Company and CPI have supported an extension of Waterfront Drive, so-called, in East Providence, which road is being constructed on the Company’s right of way. The State of Rhode Island’s plans for Waterfront Drive’s extension required a relocation of a portion of the pipelines which the Company has the right to relocate. The Rhode Island Department of Transportation (“RIDOT”) entered into an agreement with the Company to reimburse the Company for expenses incurred by us in relocating the pipelines up to a maximum of $159 thousand. In May, 2011 CPI’s subsidiary, Capital Terminal Company (“CTC”), entered into an agreement with the Company to act as the Company’s agent to select, direct and supervise all subcontractors subject to the Company’s approval. All invoices from contractors to CTC are submitted to the Company for approval along with a check from CTC in the amount of the invoice. The Company pays the invoice out of the funds provided by CTC. The Company is then obligated to submit the invoices to RIDOT for reimbursement under its agreement with RIDOT. When the Company receives reimbursement from RIDOT, it is obligated to pay that amount to CTC. Any shortfall in RIDOT’s reimbursement is borne by CTC. The Company has received invoices to date of $219 thousand, which have been paid by the Company to the subcontractors out of funds received from CTC. CTC, through subcontractors, completed the pipeline relocation during 2011. At December 31, 2011, the Company has recorded a receivable in the amount of $219 thousand from RIDOT and has recorded corresponding accounts payable to CTC in the same amount. At December 31, 2011, the Company had received from CTC and paid to the subcontractors $119 thousand of the total amount of $219 thousand. The remaining amounts were received from CTC and paid to the subcontractors subsequent to year end. The Company intends to request RIDOT to approve change orders to increase the amount payable to $219 thousand. The Company is obligated to CTC only to the extent it receives payment from RIDOT.

Item 14. Principal Accounting Fees and Services

See pages 14-15 of the Company’s definitive proxy statement for the 2012 annual meeting of its shareholders which pages are incorporated herein by reference.

III-2

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)	All financial statements:

 An index of financial statements is included in Item 8, page II-9 of this annual report.

(3)	Listing of Exhibits.

3.1	Articles of Incorporation, as amended, incorporated by reference from the Company’s Registration Statement on Form S-1, Registration No. 333-46433

3.2	By-laws, as amended, incorporated by reference from the Company’s Registration Statement on Form S-8, Registration No. 333-02975

10.1	Business Loan Agreement dated June 25, 2009 between the Registrant and Commerce Bank & Trust Company, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

10.2	Common Stock Purchase Agreement dated January 10, 2008 between the Registrant and GATX Corporation, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.3	Exclusive Railcar Supply Agreement dated January 10, 2008 between the Registrant and GATX Corporation, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.4	Registration Rights Agreement dated January 10, 2008 between the Registrant and GATX Corporation, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.5	Non-Qualified Stock Option Plan (incorporated by reference from the Company’s Registration Statement on Form S-1 Registration No. 33-46433)

23	Consent of Independent Registered Public Accounting Firm.
	23.1	Consent of Stowe & Degon LLC
	23.2	Consent of Deloitte & Touche LLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 23, 2012, formatted in eXtensible Business Reporting Language:

Balance Sheets as of December 31, 2011 and 2010;
Statements of Operations for the years ended December 31, 2011 and 2010;
Statements of Shareholders’ Equity for the years ended December 31, 2011 and 2010;
Statements of Cash Flows for the years ended December 31, 2011 and 2010; and
Notes to Financial Statements.

IV-1

†This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C.78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

(b)	Not applicable.

(c)	Exhibits (annexed).

IV-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

/s/ Robert H. Eder

By Robert H. Eder

Chief Executive Officer

Dated: March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert H. Eder Robert H. Eder	Chairman of the Board (Chief Executive Officer)	March 23, 2012

/s/ P. Scott Conti P. Scott Conti	President and Director (Chief Operating Officer)	March 23, 2012

/s/ Daniel T. Noreck Daniel T. Noreck	Treasurer (Principal financial officer and principal accounting officer)	March 23, 2012

/s/ Richard W. Anderson Richard W. Anderson	Director	March 23, 2012

/s/ Frank W. Barrett Frank W. Barrett	Director	March 23, 2012

/s/ John J. Healy John J. Healy	Director	March 23, 2012

/s/ James C. Garvey James C. Garvey	Director	March 23, 2012

IV-3