Form 10-Q
period 2012-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2012-05-14
CIK 831968

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(508) 755-4000

Registrant’s telephone number, including area code

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

As of May 4, 2012, the registrant has 4,834,559 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

Part I – Financial Information

Item 1. Financial Statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED BALANCE SHEETS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

	MARCH 31, 2012	DECEMBER 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$3,488	$3,943
Accounts receivable, net of allowance for doubtful accounts of $115 in 2012 and 2011, respectively	2,618	3,570
Materials and supplies	646	842
Prepaid expenses and other current assets	198	412
Deferred income taxes	291	291

Total Current Assets	7,241	9,058
Property and Equipment, net	84,691	84,676
Land Held for Development	12,457	12,457

Total Assets	$104,389	$106,191

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of long term debt	$121	$120
Accounts payable	3,796	4,046
Current portion of deferred grant and other revenue	310	111
Accrued expenses	1,861	2,327

Total Current Liabilities	6,088	6,604

Long term debt, net of current portion	3,790	3,821

Deferred Income Taxes	11,774	12,290

Deferred Grant and Other Revenue	10,758	10,487

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2012 and 2011	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,834,559 shares in 2012 and 4,833,012 shares in 2011	2,417	2,417
Additional paid-in capital	37,356	37,271
Retained earnings	32,174	33,269

Total Shareholders’ Equity	71,979	72,989

Total Liabilities and Shareholders’ Equity	$104,389	$106,191

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Operating Revenues	$6,659	$6,850
Other Income	123	197

Total Revenues	6,782	7,047

Operating Expenses:
Maintenance of way and structures	1,440	1,835
Maintenance of equipment	896	1,030
Transportation	2,549	2,631
General and administrative	1,221	1,314
Depreciation	828	787
Taxes, other than income taxes	673	583
Car hire, net	235	225
Employee retirement plans	54	58
Track usage fees	248	203

Total Operating Expenses	8,144	8,666

Operating Loss before Interest and Income Taxes	(1,362)	(1,619)
Interest expense	53	7

Loss from operations before income taxes	(1,415)	(1,626)
Income Tax Provision (Benefit)	(516)	460

Net Loss	(899)	(2,086)

Preferred Stock Dividends	3	3
Net Loss Attributable to Common Shareholders	(902)	$(2,089)
Basic and Diluted Loss Per Common Share	$(.19)	$(.43)

Weighted-Average Common Shares Outstanding
For basic	4,833,031	4,817,576
For diluted	4,833,031	4,817,576

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(899)	$(2,086)
Adjustments to reconcile net loss to net cash flows from (used in) operating activities:
Depreciation	828	787
Amortization of deferred grant income	(102)	(66)
Gain from sale of property	(34)	—
Deferred revenue	199	—
Deferred income taxes provision (benefit)	(516)	460
Share-based compensation	65	102
Increase (decrease) in cash from:
Accounts receivable	952	(100)
Materials and supplies	196	—
Prepaid expenses and other current assets	214	158
Accounts payable and accrued expenses	(971)	90

Net cash flows used in operating activities	(68)	(655)

Cash flows from Investing Activities:
Purchase of property and equipment	(588)	(2,977)
Proceeds from the sale of property	34	—
Proceeds from note receivable	—	18

Net cash flows used in investing activities	(554)	(2,959)

Cash Flows from Financing Activities:
Borrowings under long term debt	—	2,864
Payments on long term debt	(30)	—
Dividends paid	(196)	(196)
Proceeds from deferred grant and other revenue	373	—
Issuance of common shares for stock options exercised and employee stock purchases	20	48

Net cash flows from financing activities	167	2,716

Decrease in Cash and Cash Equivalents	(455)	(898)
Cash and Cash Equivalents, Beginning of Period	3,943	1,517

Cash and Cash Equivalents, End of Period	$3,488	$619

Supplemental Disclosures:
Cash paid during period for interest	$54	$13
Property and equipment included in accounts payable	$255	$679

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in Thousands Except Per Share Amounts)

1.	In the opinion of management, the accompanying interim condensed financial statements of the Providence and Worcester Railroad Company (the “Company”) contain all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows for the three months ended March 31, 2012 and 2011 in accordance with accounting principles generally accepted in the United States. The accompanying condensed balance sheet as of December 31, 2011, has been derived from audited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission. Results for interim periods may not be necessarily indicative of the results to be expected for the full year.

Certain amounts in the 2011 financial statements have been reclassified to conform with the 2012 presentation. Interest expense is shown separately in the 2012 presentation.

2.	Recent Accounting Pronouncements:

The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company expects none of the recent accounting pronouncements will have a significant impact on its financial statements.

3.	Changes in Shareholders’ Equity:

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Balance December 31, 2011	$32	$2,417	$37,271	$33,269	$72,989
Issuance of 1,547 common shares for employee stock purchases, stock options exercised and employee stock awards			20		20
Share-based compensation, options granted			65		65
Dividends:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.04 per share				(193)	(193)
Net loss for the period				(899)	(899)

Balance March 31, 2012	$32	$2,417	$37,356	$32,174	$71,979

4.	Debt

Revolving Line of Credit:

The Company has a revolving line of credit facility in the amount of $5,000 from a commercial bank expiring on June 25, 2013. Borrowings under this line of credit are unsecured, due on

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. At March 31, 2012, no amounts were outstanding.

Long term debt

In December 2010, the Company borrowed $4,000 from the same commercial bank, in order to finance the rehabilitation of the Willimantic Branch. The loan of up to $4,000 required payments of interest only for the first six months and accruing at the bank’s prime rate. After the six month period, the loan converted to a 10 year loan with a 20 year amortization period and bears interest at the Federal Home Loan Bank of Boston 5/20 rate plus 3% (5.18% at the date of conversion). This rate will reset based upon the same conversion factors after 5 years (Federal Home Loan Bank of Boston 5/20 rate plus 3%). The Company has the right to prepay all or any part thereof out of internally-generated funds without penalty. The Company is subject to financial and non-financial covenants, including maintenance of minimum net worth and minimum debt service coverage. As of March 31, 2012, the outstanding principal balance was $3,911.

The carrying value of the Company’s debt facilities approximated its fair value at March 31, 2012 which was estimated using current borrowing rates available to the Company.

5.	Other Income:

	XXX,XXX	XXX,XXX
	2012	2011
Rentals	$120	$194
Interest	3	3

	$123	$197

6.	Loss per Common Share:

Loss per common share is computed using the weighted average number of common shares outstanding during each quarter. Diluted income (loss) per common share reflects the effect of the Company’s outstanding convertible preferred stock (using the if-converted method) and options (using the treasury stock method), except where such items would be anti-dilutive.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

	2012			2011
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic Earnings per Share
Net Loss available to Common Shareholders	$(902)			$(2,089)

Basic Earnings/(loss) per share	$(902)	4,833	$(.19)	$(2,089)	4,818	$(.43)

Diluted Earnings per Share
Net Loss available to Common Shareholders	$(902)			$(2,089)

Effect of Dilutive Securities		—			—

Diluted loss per Share	$(902)	4,833	$(.19)	$(2,089)	4,818	$(.43)

Options to purchase 65,977 and 59,833 shares of common stock were outstanding at March 31, 2012 and 2011, respectively. These options were not included in the computation of diluted (loss) earnings per common share for 2012 and 2011 because of the anti-dilutive effect. Shares of preferred stock convertible into 64,000 shares of common stock were outstanding at March 31, 2012 and 2011. These shares were not included in the computation of diluted (loss) earnings per common share for 2012 and 2011 because of the anti-dilutive effect.

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

8.	Related Party Transaction:

Robert Eder, who owns a majority of the Company’s Preferred Shares, with his wife, also controls Capital Properties, Inc. (“CPI”) and its subsidiaries. Pursuant to an agreement between the Company and Getty Oil Company (Eastern Operations), Inc. dated August 6, 1975, the Company has the right to relocate any portion of two pipelines located within the Company’s right of way, in East Providence, Rhode Island. The Company and CPI have supported an extension of Waterfront Drive, so-called, in East Providence, which road is being constructed on the Company’s right of way. The State of Rhode Island’s plans for Waterfront Drive’s extension required a relocation of a portion of the pipelines which the Company has the right to relocate. The Rhode Island Department of Transportation (“RIDOT”) entered into an agreement with the Company to reimburse the Company for expenses incurred by us in relocating the pipelines up to a maximum of $159. In May 2011, CPI’s subsidiary, Capital Terminal Company (“CTC”), entered into an agreement with the Company to act as the Company’s agent to select, direct and supervise all subcontractors subject to the Company’s approval. All invoices from contractors to CTC are submitted to the Company for approval along with a check from CTC in the amount of the invoice. The Company pays the invoice out of the funds provided by CTC. The Company is then obligated to submit the invoices to RIDOT for reimbursement under its agreement with RIDOT. When the Company receives reimbursement from RIDOT, it is obligated to pay that amount to CTC. Any shortfall in RIDOT’s reimbursement is borne by CTC. The Company has received invoices to date of $219, which have been paid by the Company to the subcontractors out of funds received from CTC. CTC, through subcontractors, completed the pipeline relocation during 2011. During March 2012, the Company received $152 from RIDOT and remitted $152 to CTC. At March 31, 2012, the remaining receivable in the amount of $67 from RIDOT, and the corresponding accounts payable to CTC, in the same amount, have been reflected in the Company’s Condensed Balance Sheets. The Company has requested RIDOT to approve change orders to increase the amount payable to $219. The Company is obligated to CTC only to the extent it receives payment from RIDOT.

9.	Dividends:

On April 25, 2012, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable May 23, 2012 to shareholders of record on May 9, 2012.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

10.	Subsequent Event:

On April 4, 2012, the Company and National Railroad Passenger Corporation (“Amtrak”) entered into the 2012 Settlement and Amendment Agreement (the “2012 Agreement”) which settles certain disputes between the parties and amends, in part, both an Agreement dated January 3, 1978 (the “1978 Agreement”) and an Agreement dated July 9, 1979 by and between Amtrak and the Company. Under the 1978 Agreement, Amtrak obtained the right to remove certain Company trackage subject to the requirement of providing replacement facilities.

Under the 2012 Agreement, Amtrak’s obligations to P&W for outstanding track capacity are satisfied in full by, among other things, Amtrak (1) granting the Company a license for railroad operations to certain Amtrak trackage located in Cranston, RI (the “Cranston Yard Trackage”), (2) delivering to the Company track materials, (3) granting the Company a credit against mileage charges payable to Amtrak by the Company for freight traffic utilizing the Northeast Corridor (“NEC”), and (4) cash, with the foregoing items having an agreed aggregate value of $5,578. The 2012 Agreement also relieves Amtrak of any future obligation (a) to maintain the Cranston Yard Trackage, and (b) to replace P&W track capacity modified or eliminated by Amtrak provided that no such modification or elimination may unreasonably interfere with the continuity of tracks being used for P&W’s freight service. The 2012 Agreement also contains provisions allocating the risk of use of the Cranston Yard Trackage, establishing procedures for contesting Amtrak invoices for maintenance of freight sidings along the NEC, permitting the Company to bill Amtrak for non-routine services requested by Amtrak and provided by the Company and permitting Amtrak to deduct from its cash payment to the Company the amount of certain uncontested invoices.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

The Company’s significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 during the first three months of 2012.

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

In particular, our business might be affected by uncertainties affecting the railroad and transportation industry generally as well as the following, among other factors:

•	general economic, financial and political conditions, including downturns affecting the railroad industry and credit markets;

•	our relationships with Class I railroads and other carriers;

•	legislative and regulatory developments by the Surface Transportation Board, Railroad Retirement Board or the Federal Railroad Administration;

•	our ability to comply with financial and non-financial covenants contained in our revolving line of credit and Construction Loan;

•	limitations and restrictions on the operation of our business contained in the documents governing our indebtedness;

•	increases in transportation costs, including fuel prices, which in some instances may not be passed on to customers;

•	competitive pressures, including changes in competitors’ pricing;

•	our ability to generate cash flows to invest in the operation of our business; and

•	our dependence upon our key customers, executives and other key employees and our ability to renegotiate our union contracts.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company expects none of the recent accounting pronouncements will have a significant impact on its financial statements.

Results of Operations

The following table sets forth the Company’s operating revenues by category in dollars and as a percentage of operating revenues:

	Three Months Ended March 31,
	2012		2011
	(In thousands, except percentages)
Freight Revenues:
Conventional carloads	$6,108	91.7%	$6,138	89.6%
Containers	260	3.9	179	2.6
Other freight related	107	1.6	166	2.4
Other operating revenues	184	2.8	367	5.4

Total	$6,659	100.0%	$6,850	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues:

	Three Months Ended March 31,
	2012		2011
	(In thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$4,116	61.8%	$3,979	58.1%
Casualties and insurance	306	4.6	190	2.8
Depreciation	828	12.4	787	11.5
Diesel fuel	784	11.8	1,002	14.6
Car hire, net	235	3.5	225	3.3
Purchased services, including legal and professional fees	437	6.7	619	9.0
Repair and maintenance of equipment	435	6.5	603	8.8
Track and signal materials	333	5.0	283	4.1
Track usage fees	248	3.7	203	3.0
Other materials and supplies	320	4.8	314	4.6
Other	495	7.4	595	8.7

Total	8,537	128.2	8,800	128.5
Less capitalized and recovered costs	393	5.9	134	2.0

Total	$8,144	122.3%	$8,666	126.5%

Operating Revenues:

Operating revenues decreased $191 thousand, or 2.8%, to $6.66 million in the first quarter of 2012 from $6.85 million in the first quarter of 2011. This decrease is a result of $183 thousand (50.0%) decrease in other operating revenues, mainly reimbursable contract revenue.

The slight decrease in conventional freight revenues is attributable to a 4.7% decrease in traffic volume, offset by a 3.5% increase in the average revenue received per conventional carloading. The Company’s conventional carloadings decreased by 333 to 6,691 in the first quarter of 2012 from 7,024 in 2011.

Shipments of most commodities were flat during the first quarter of 2012, as compared to the first quarter of 2011, offset by a decrease in the Company’s ethanol and plastic business due to changes in the consumption patterns of the end users. The increase in the average revenue received per conventional carloading is due mainly to rate changes.

The increase in container freight revenues is the result of a 41% increase in traffic volume and a 6.8% increase in the average revenue received per container. Container traffic volume increased by 1,040 containers to 3,574 in the first quarter of 2012 from 2,534 in 2011. This increase in traffic is attributable to the terminal operator located on the Company’s line obtaining an additional customer.

The slight decrease in other freight-related revenues is the result of the decrease in both demurrage income and switching income, offset by slight increases in weighing revenue.

Other Income:

The net change in other income is primarily due to the $50 thousand decrease in rental income.

Operating Expenses:

Operating expenses for the first quarter of 2012 decreased by $600 thousand, or 6.9%, to $8.1 million from $8.7 million in the first quarter of 2011. The decrease consists of a $218 thousand decrease in fuel consumed offset in part by an increase in the average price per gallon, $182 thousand in purchased services relating to projects in 2011 and not in 2012, $168 thousand in repairs and maintenance equipment relating to the purchase of parts and supplies, $100 thousand in other relating mainly to utility expenditures, and an increase of $259 thousand in capitalized track expenditures and recovered costs, offset by increases of $137 thousand in payroll and related costs due to contractual wage increases and related costs, $41 thousand in depreciation due mainly to the improvements and purchases being reflected in depreciation in 2012 and not in 2011, $45 thousand in track usage fee due to increased traffic along routes for which the Company pays track usage fees, and $116 thousand in casualties and insurance.

Income Tax Provision/Benefit:

The income tax (provision)/benefit for the first quarter of 2012 and 2011 is approximately 36% and (28%) of the pre-tax loss, respectively. The current rate is impacted by a variety of factors, including estimated future taxable income and possible tax planning strategies. The Company will continue to evaluate its provision for income taxes. The 2011 income tax rate represented the effective tax benefit which the Company expected to realize at that time, including provision for an increase to the Company’s valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

During the first quarter of 2012, the Company used $68 thousand of cash in operating activities and $554 thousand in investing activities, and the Company generated $167 thousand from financing activities.

On April 25, 2012, the Company declared a quarterly dividend of approximately $193 thousand ($.04 per common share) to be paid on May 23, 2012. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

The Company has a revolving line of credit facility in the amount of $5 million from a commercial bank expiring on June 25, 2013. At March 31, 2012, no amounts were outstanding.

On May 3, 2012, the Company received approximately $1.85 million in conjunction with the Amtrak settlement.

Seasonality

Historically, the Company’s operating revenues are lowest for the first quarter due to the reduction in construction aggregate shipments during a portion of this period and to winter weather conditions.

Item 4. Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. The Company continues to enhance its internal controls over financial reporting, primarily by evaluating and enhancing process and control documentation. Management discusses with and discloses these matters to the Audit Committee of the Board of Directors and the Company’s auditors.

PART II—Other Information

Item 5. Reports on Form 8-K

(a)	Reports on Form 8-K were appropriately filed during the quarter ended March 31, 2012.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chairman of the Board and Chief Executive Officer and Treasurer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 23, 2012, formatted in eXtensible Business Reporting Language:

Condensed Balance Sheets as of March 31, 2012 and December 31, 2011;

Condensed Statements of Operations for the Three Months ended March 31, 2012 and 2011;

Condensed Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011; and

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
Daniel T. Noreck
Treasurer and Principal Financial Officer

DATED: May 14, 2012