Form 10-Q
period 2012-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2012-08-13
CIK 831968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, the registrant has 4,837,973 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED BALANCE SHEETS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

	JUNE 30, 2012	DECEMBER 31, 2011
ASSETS

Current Assets:
Cash and cash equivalents	$4,043	$3,943
Accounts receivable, net of allowance for doubtful accounts of $115 in 2012 and 2011	4,029	3,570
Materials and supplies	689	842
Prepaid expenses and other current assets	—	412
Deferred income taxes	291	291

Total Current Assets	9,052	9,058
Accounts receivable, less current portion	2,549	—
Property and Equipment, net	85,344	84,676
Land Held for Development	12,457	12,457

Total Assets	$109,402	$106,191

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of long term debt	$123	$120
Accounts payable	3,938	4,046
Current portion of deferred grant and other revenue	890	111
Accrued expenses	1,741	2,327

Total Current Liabilities	6,692	6,604

Long term debt, net of current portion	3,759	3,821

Deferred Income Taxes	11,723	12,290

Deferred Grant Income and Other Revenue	12,297	10,487

Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2012 and 2011	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,837,973 shares in 2012 and 4,833,012 shares in 2011	2,419	2,417
Additional paid-in capital	37,402	37,271
Retained earnings	35,078	33,269

Total Shareholders’ Equity	74,931	72,989

Total Liabilities and Shareholders’ Equity	$109,402	$106,191

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in Thousands except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Operating Revenues	$8,214	$7,774	$14,873	$14,624
Other Income	3,316	283	3,439	480

Total Revenues	11,530	8,057	18,312	15,104

Operating Expenses:
Maintenance of way and structures	1,765	182	3,206	2,017
Maintenance of equipment	945	993	1,841	2,023
Transportation	2,557	2,753	5,106	5,384
General and administrative	1,141	1,323	2,362	2,636
Depreciation	834	788	1,662	1,575
Taxes, other than income taxes	841	565	1,514	1,148
Car hire, net	257	365	492	590
Employee retirement plans	54	65	108	123
Track usage fees	13	183	261	386

Total Operating Expenses	8,407	7,217	16,552	15,882

Operating Income (Loss) before Interest and Income Taxes	3,123	840	1,760	(778)
Interest expense	53	7	106	15

Income (Loss) from operations before Income Taxes	3,070	833	1,654	(793)
Income Tax Provision (Benefit)	(29)	5	(545)	465

Net Income (Loss)	3,099	828	2,199	(1,258)

Preferred Stock Dividends	—	—	3	3

Net Income (Loss) Attributable to Common Shareholders	$3,099	$828	$2,196	$(1,261)

Income (Loss) Per Common Share:
Basic	$.64	$.17	$.45	$(.26)
Diluted	$.63	$.17	$.44	$(.26)

Weighted-Average Common Shares Outstanding:
For basic	4,833,640	4,818,415	4,833,640	4,818,415
For diluted	4,905,461	4,891,443	4,904,371	4,818,415

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$2,199	$(1,258)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	1,662	1,575
Amortization of deferred grant income	(280)	(132)
Proceeds from deferred grant and other income	199	—
Deferred income taxes benefit	(567)	447
Proceeds from sale of property	(181)	—
Share-based compensation	65	102
Increase (decrease) in cash from:
Accounts receivable	(762)	(1,025)
Materials and supplies	153	17
Prepaid expenses and other current assets	412	370
Accounts payable and accrued expenses	(1,115)	1,008

Net cash flows from operating activities	1,785	1,104

Cash flows from Investing Activities:
Purchase of property and equipment	(1,730)	(5,014)
Proceeds from sale of property and equipment	181	—
Proceeds from note receivable	—	44

Net cash flows used in investing activities	(1,549)	(4,970)

Cash Flows from Financing Activities:
Borrowings under long term debt	—	4,000
Repayments of long term debt	(59)	—
Proceeds from deferred grant and other income	245	—
Dividends paid	(390)	(389)
Issuance of common shares for stock options exercised and employee stock purchases	68	69

Net cash flows (used in) from financing activities	(136)	3,680

Increase (Decrease) in Cash and Cash Equivalents	100	(186)
Cash and Cash Equivalents, Beginning of Period	3,943	1,517

Cash and Cash Equivalents, End of Period	$4,043	$1,331

Supplemental Disclosures:
Cash paid during year for interest	$107	$52
Cash paid for income taxes	$70	$—
Property and equipment included in accounts payable and accrued expenses	$421	$387
Accounts receivable and deferred revenue obtained pursuant to the Amtrak agreement (see Note 9)	$2,425	$—
Material and supplies received in exchange for account receivable	$179	$—
Accounts payable relieved pursuant to the Amtrak agreement (see Note 9)	$244	$—

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in Thousands Except Per Share Amounts)

1.	In the opinion of management, the accompanying interim financial statements of Providence and Worcester Railroad Company (the “Company”) contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2012, the results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011 in accordance with accounting principles generally accepted in the United States. The accompanying condensed balance sheet as of December 31, 2011, has been derived from audited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission. Results for interim periods may not necessarily be indicative of the results to be expected for the full year.

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

3.	Changes in Shareholders’ Equity:

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Balance December 31, 2011	$32	$2,417	$37,271	$33,269	$72,989
Issuance of 4,961 common shares for employee stock purchases, stock options exercised and employee stock awards		2	66		68
Share-based compensation, options granted			65		65
Dividends:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.04 per share				(387)	(387)
Net income for the period				2,199	2,199

Balance June 30, 2012	$32	$2,419	$37,402	$35,078	$74,931

4.	Debt:

Revolving Line of Credit

The Company has a revolving line of credit facility in the amount of $5,000 from a commercial bank expiring on June 25, 2013. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. At June 30, 2012, no amounts were outstanding.

Long term debt

In December 2010, the Company borrowed $4,000 from the same commercial bank, in order to finance the rehabilitation of the Willimantic Branch. The loan of up to $4,000 required payments of interest only for the first six months and accruing at the bank’s prime rate. After the six month period, the loan converted to a 10 year loan with a 20 year amortization period and bears interest at the Federal Home Loan Bank of Boston 5/20 rate plus 3% (5.18% at the date of conversion). This rate will reset based upon the same conversion factors after 5 years (Federal Home Loan Bank of Boston 5/20 rate plus 3%). The Company has the right to prepay all or any part thereof out of internally-generated funds without penalty. The Company is subject to financial and non-financial covenants, including maintenance of minimum net worth and minimum debt service coverage. As of June 30, 2012, the outstanding principal balance was $3,883.

The carrying value of the Company’s debt facilities approximated its fair value at June 30, 2012 which was estimated using current borrowing rates available to the Company.

5.	Other Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Amtrak agreement	$3,153	$—	$3,153	$—
Rentals	140	186	260	354
Interest	6	4	9	7
Other	17	93	17	119

	$3,316	$283	$3,439	$480

6.	Income (Loss) per Common Share:

Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding during each period. Diluted income (loss) per common share reflects the effect of the Company’s outstanding convertible preferred stock and stock options except where such items would be antidilutive.

A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted-average shares for basic	4,833,640	4,818,415	4,833,640	4,818,415
Dilutive effect of convertible preferred stock and stock options	71,821	73,028	70,731	—

Weighted-average shares for diluted	4,905,461	4,891,443	4,904,371	4,818,415

Options to purchase 65,508 shares of common stock were outstanding at June 30, 2012. Options to purchase 58,617 shares of common stock were outstanding at June 30, 2011. For the three month periods ended June 30, 2012 and 2011, 7,821 and 9,028 of outstanding options to purchase common shares were included in the computation of diluted earnings per share (EPS). The remaining outstanding options to purchase common stock were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the Company’s common stock.

For the six month period ended June 30, 2012, 6,731 of outstanding options to purchase common shares were included in the computation of diluted EPS. The remaining outstanding options to purchase common stock were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the Company’s common stock.

Preferred Stock convertible into 64,000 shares of common stock at the rate of 100 shares of common stock for each one share of Preferred Stock was outstanding for the three and six-month periods ended June 30, 2012 and 2011. For the three month periods ended June 30, 2012 and 2011 and for the six month period ended June 30, 2012, 64,000 shares of the Company’s common stock were included in the diluted EPS. For the six month period ended June 30, 2011, the 64,000 shares of the Company’s common stock were not included as the effect would be antidilutive.

7.	Track Maintenance Agreement:

In the second quarter of 2011, the Company entered into a track maintenance agreement with an unrelated third party customer (“Shipper”). The Shipper paid for qualifying railroad track maintenance expenditures during 2011 in consideration of the assignment of railroad track miles which permits the Shipper to claim certain federal tax credits pursuant to Internal Revenue Code Section 45G. During 2011, the Company received $869 thousand, net of expenses. The authorizing federal legislation for track maintenance credits was not renewed by Congress upon its expiration on December 31, 2011. No amounts were received during the three and six months ended June 30, 2012 for track maintenance credits.

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

9.	Amtrak Agreement

On April 4, 2012, Providence and Worcester Railroad Company (the “Company”) and National Railroad Passenger Corporation (“Amtrak”) entered into the 2012 Settlement and Amendment Agreement (the “2012 Agreement”) which settles certain disputes between the parties and amends, in part, both an Agreement dated January 3, 1978 (the “1978 Agreement”) and an Agreement dated July 9, 1979 by and between Amtrak and the Company. Under the 1978 Agreement, Amtrak obtained the right to remove certain Company trackage subject to the requirement of providing replacement facilities.

Under the 2012 Agreement, Amtrak’s obligations to P&W for outstanding track capacity are satisfied in full by, among other things, Amtrak (1) granting the Company a license for railroad operations to certain Amtrak trackage located in Cranston, RI (the “Cranston Yard Trackage”) ($179), (2) delivering to the Company track materials ($686), (3) granting the Company a credit against mileage charges payable to Amtrak by the Company for freight traffic utilizing the Northeast Corridor ($2,571), and (4) cash and relief of certain outstanding obligations the Company owed to Amtrak ($2,143), with the foregoing items having an agreed aggregate value of $5,578. The 2012 Agreement also relieves Amtrak of any future obligation (a) to maintain the Cranston Yard Trackage, and (b) to replace P&W track capacity modified or eliminated by Amtrak provided that no such modification or elimination may unreasonably interfere with the continuity of tracks being used for P&W’s freight service. The 2012 Agreement also contains provisions allocating the risk of use of the Cranston Yard Trackage, establishing procedures for contesting Amtrak invoices for maintenance of NEC freight sidings along the Northeast Corridor, permitting the Company to bill Amtrak for non-routine services requested by Amtrak and provided by the Company and permitting Amtrak to deduct from its cash payment to the Company the amount of certain uncontested invoices.

The Company recorded revenues through June 30, 2012 of $3,153. The remaining $2,425 relates to the credit against mileage charges payable to Amtrak by the Company for freight traffic utilizing the Northeast Corridor and is included in Deferred Grant and Other Revenue in the accompanying condensed balance sheet.

10.	Provision for Income Taxes (Benefit):

The income tax benefit for the three and six months of 2012 is equal to (1%) and (33%) of the pre-tax income, respectively. This effective rate reflects the federal income tax rate adjusted by the effect of non deductible expenses and state taxes. The estimated annual rate (35.5%) does not agree with expected amounts due to changes in the valuation allowance the Company had previously established against its deferred tax assets. During the second quarter the Company reversed $1.2 million of previously reserved deferred tax assets based upon the Company’s analysis of the Company’s reversal pattern of taxable temporary differences.

11.	Related Party Transaction:

Robert Eder, who owns a majority of the Company’s Preferred Shares, with his wife, also controls Capital Properties, Inc. (“CPI”) and its subsidiaries. Pursuant to an agreement between the Company and Getty Oil Company (Eastern Operations), Inc. dated August 6, 1975, the Company has the right to relocate any portion of two pipelines located within the Company’s right of way in East Providence, Rhode Island. The Company and CPI have supported an extension of Waterfront Drive, so-called, in East Providence, which road is being constructed on the Company’s right of way. The State of Rhode Island’s plans for Waterfront Drive’s extension required a relocation of a portion of the pipelines which the Company has the right to relocate. The Rhode Island Department of Transportation (“RIDOT”) entered into an agreement with the Company to reimburse the Company for expenses incurred by us in relocating the pipelines up to a maximum of $159. In May 2011, CPI’s subsidiary, Capital Terminal Company (“CTC”), entered into an agreement with the Company to act as the Company’s agent to select, direct and supervise all subcontractors subject to the Company’s approval. All invoices from contractors to CTC are submitted to the Company for approval along with a check from CTC in the amount of the invoice. The Company pays the invoice out of the funds provided by CTC. The Company is then obligated to submit the invoices to RIDOT for reimbursement under its agreement with RIDOT. When the Company receives reimbursement from RIDOT, it is obligated to pay that amount to CTC. Any shortfall in RIDOT’s reimbursement is borne by CTC. The Company has received invoices to date of $219, which have been paid by the Company to the subcontractors out of funds received from CTC. CTC, through subcontractors, completed the pipeline relocation during 2011. During March 2012, the Company received $152 from RIDOT and remitted $152 to CTC. At June 30, 2012, the remaining receivable in the amount of $67 from RIDOT, and the corresponding accounts payable to CTC, in the same amount, have been reflected in the Company’s Condensed Balance Sheets. The Company has requested RIDOT to approve change orders to increase the amount payable to $219. The Company is obligated to CTC only to the extent it receives payment from RIDOT.

12.	Subsequent event and dividends:

The Company has reached agreement in principle with an unrelated person (the “Grantee”) to convey to the Grantee a permanent easement along a portion of its right of way in exchange for a payment by the Grantee of $2,650. The Company is awaiting receipt from the Grantee of a draft of the proposed permanent easement. There can be no assurance that the Company and the Grantee will reach agreement on the terms of the easement.

On July 25, 2012, the Company declared a dividend of $.04 per share on its outstanding common stock payable August 22, 2012 to shareholders of record as of August 8, 2012.

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

The Company’s significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 during the first six months of 2012.

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

In particular, our business might be affected by uncertainties affecting the railroad and transportation industry generally as well as the following, among other factors:

•	general economic, financial and political conditions, including downturns affecting the railroad industry and credit markets;

•	our relationships with Class I railroads and other carriers;

•	legislative and regulatory developments by the Surface Transportation Board, Railroad Retirement Board or the Federal Railroad Administration;

•	our ability to comply with financial and non-financial covenants contained in our revolving line of credit and long-term debt;

•	limitations and restrictions on the operation of our business contained in the documents governing our indebtedness;

•	increases in transportation costs, including fuel prices, which in some instances may not be passed on to customers;

•	competitive pressures, including changes in competitors’ pricing;

•	our ability to generate cash flows to invest in the operation of our business; and

•	our dependence upon our key customers, executives and other key employees and our ability to renegotiate our union contracts.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company expects none of the recent accounting pronouncements will have a significant impact on its financial statements.

Results of Operations

The following table sets forth the Company’s operating revenues by category in dollars and as a percentage of operating revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(In thousands, except percentages)
Freight Revenues:
Conventional carloads	$6,975	84.9%	$7,202	92.6%	$13,084	88.0%	$13,339	91.2%
Containers	311	3.8	212	2.7	570	3.8	391	2.7
Other freight related	156	1.9	167	2.2	263	1.8	334	2.3
Other Operating Revenues	772	9.4	193	2.5	956	6.4	560	3.8

Total	$8,214	100.0%	$7,774	100.0%	$14,873	100.0%	$14,624	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(In thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$4,081	49.7%	$3,918	50.4%	$8,197	55.1%	$7,897	54.0%
Casualties and insurance	84	1.0	120	1.5	390	2.6	310	2.1
Depreciation	834	10.2	787	10.1	1,662	11.2	1,575	10.8
Diesel fuel	849	10.3	1,114	14.3	1,632	11.0	2,116	14.5
Car hire, net	257	3.1	365	4.7	492	3.3	590	4.0
Purchased services, including legal and professional fees	697	8.5	858	11.1	1,133	7.6	1,477	10.1
Repair and maintenance of equipment	322	3.9	93	1.2	757	5.1	696	4.8
Track and signal materials	857	10.4	145	1.9	1,190	8.0	427	2.9
Track usage fees	12	0.2	182	2.3	261	1.8	386	2.6
Other materials and supplies	388	4.7	292	3.8	708	4.8	607	4.2
Other	729	8.9	460	5.9	1,225	8.2	1,052	7.2

Total	9,110	110.9	8,334	107.2	17,647	118.7	17,133	117.2
Less capitalized and recovered costs	703	8.6	1,117	14.4	1,095	7.4	1,251	8.6

Total	$8,407	102.3%	$7,217	92.8%	$16,552	111.3%	$15,882	108.6%

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Operating Revenues:

Operating revenues increased $249 thousand, or 1.7%, to $14.9 million in the six months ended June 30, 2012 from $14.6 million in 2011. This increase is the result of a $179 thousand (45.7%) increase in container freight revenues, a $396 thousand (70.7%) increase in other operating revenues, offset by a $255 thousand (1.9%) decrease in conventional freight revenues, and a $71 thousand (21.3%) decrease in other freight-related revenues.

The decrease in conventional freight revenues results from a 4.9% increase in the average revenue received per conventional carloading, offset by a (7.0%) reduction in traffic volume. The Company’s conventional carloadings decreased by 1,150 to 15,296 in the first six months of 2012 from 16,446 in 2011.

The number of shipments of most commodities handled by the Company was relatively constant with decreases in coal and ethanol shipments contributing the majority of the decrease during the first six months of 2012. The decrease in coal shipments during the first six months of 2012 were due to a power plant customer being offline during a substantial portion of the period. Ethanol shipments were impacted by the weather conditions affecting the Midwestern corn crop. The increase in the average revenue received per conventional carloading is due to a shift in the mix of commodities, as well as some rate changes.

The increase in container freight revenues is the result of a 38.0% increase in traffic volume and an 8.0% increase in the average revenue received per container. Container traffic volume increased by 2,149 containers to 7,808 containers in the first six months of 2012 from 5,659 containers in 2011 as a result of the terminal operator located on the Company’s line obtaining an additional customer. This increase in traffic, along with improved economic conditions, contributed to the increase in the average revenue received per container.

The small decrease in other freight-related revenues results from a decrease in miscellaneous revenue.

The increase in other-operating revenues reflects an increase in maintenance department billings for services rendered to freight customers and other outside parties.

Other Income:

Income increased from $480 thousand in the first six months of 2011 to $3.4 million in 2012, due mainly to revenue recognized in conjunction with the Amtrak agreement described in note 9 to the financial statement.

Operating Expenses:

Operating expenses for the first six months of 2012 increased by $670 thousand, or 4.2%, to $16.6 million from $15.9 million in 2011. Increased operating costs were mainly due to increases in maintenance charges and maintenance of way expenses and other expenses, mainly increases in property tax amounts assessed to the Company as a result of a City wide re-valuation done in the City of Worcester. These increases were offset in part by decreases in diesel fuel consumption and professional fees. During 2011, the Company received amounts on account of assignment of tax maintenance credits ($869 thousand). During 2012, no amounts for tax maintenance credits were recognized. The decrease in amounts received was offset, in part, by increased capital projects performed by the Company’s maintenance of way department for various state projects.

Provision for Income Taxes (Benefit):

The income tax benefit for the first six months of 2012 is equal to (33%) of the pre-tax income. This effective rate reflects the federal income tax rate adjusted by the effect of non deductible expenses and state taxes. The estimated annual rate does not agree with expected amounts due to changes in the valuation allowance the Company had previously established against its deferred tax assets. During the second quarter the Company reversed $1.2 million of previously reserved deferred tax assets based upon the Company’s analysis of the Company’s reversal pattern of taxable temporary differences.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Operating Revenues:

Operating revenues increased $440 thousand, or 5.7%, to $8.2 million in the second quarter of 2012 from $7.8 million in the second quarter of 2011. This increase is the result of a $579 thousand (300%) increase in other operating revenue, and a $99 thousand (46.7%) increase in container freight revenues, offset by a $227 thousand (3.2%) decrease in conventional freight revenues, and a $11 thousand (6.6%) decrease in other freight-related revenues.

The decrease in conventional freight revenues is attributable to an 8.7% decrease in traffic volume, offset by a 5.8% increase in average revenue per carloading. The Company’s conventional carloadings decreased by 817 to 8,605 in the second quarter of 2012 from 9,420 in 2011. The reasons for the decrease in conventional traffic volume and increase in average revenue per carloading are as previously discussed for the six months ended June 30, 2012.

The increase in container freight revenues is the result of a 35.5% increase in traffic volume and a 8.0% increase in the average revenue received per container. Container traffic volume increased by 1,109 containers to 4,234 in the second quarter of 2012 from 3,125 in the second quarter of 2011. Reasons for the increase in traffic volume and the average revenue received per container during the second quarter are as previously discussed.

Other operating revenues increased due to an increase of State projects performed by the Company’s maintenance of way personnel.

Other Income:

Other income increased from $283 thousand in the second quarter of 2012 to $3.3 million in 2012 due mainly to the 2012 Agreement with Amtrak.

Operating Expenses:

Operating expenses for the second quarter of 2012 increased by $1.2 million, or 16.7%, to $8.4 million in the second quarter of 2012 from $7.2 million in the second quarter of 2011. The principal reasons for this overall increase were recovered costs of $869 thousand on account of assignment of tax maintenance credits received in 2011 not received in 2012. These increases were offset in part by a decrease in the amount of diesel fuel consumed and purchased services utilized.

Provision for Income Taxes:

The income tax provision for the second quarter of 2012 is equal to approximately (1%) of pre-tax income. This effective tax rate represents the federal income tax rate increased by the impact of state income taxes and non-deductible expenses. The estimated annual rate does not agree to expected amounts due to changes in the valuation allowance the Company had previously established against its deferred tax assets ($1.2 million) based upon the Company’s analysis of the Company’s reversal pattern of taxable temporary differences.

Liquidity and Capital Resources

During the six months ended June 30, 2012, the Company generated $1.8 million of cash from operating activities, and the Company used $1.5 million in investing activities and $136 thousand in financing activities.

On July 25, 2012, the Company declared a quarterly dividend of approximately $193 thousand ($.04 per common share) to be paid on August 22, 2012. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

The Company has a revolving line of credit facility in the amount of $5 million from a commercial bank expiring on June 25, 2013. At June 30, 2012, no amounts were outstanding.

Seasonality

Historically, the Company’s operating revenues are lower for the first half of the year due to the absence of construction aggregate shipments during a portion of this period and to winter weather conditions.

Item 4 - Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a–15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II – Other Information

Item 5-	Other information

None.

Item 6-	Exhibits

31.1	Rule 13a-14(a) Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chairman of the Board and Chief Executive Officer and Treasurer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012, formatted in eXtensible Business Reporting Language:

(i)	Balance Sheets as of June 30, 2012 and December 31, 2011

(ii)	Statements of Operations for the Three and Six Months ended June 30, 2012 and 2011

(iii)	Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011

(iv)	Notes to Financial Statements.

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C.78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

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

DATED: August 13, 2012