Form 10-Q/A
period 2012-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2012-11-14
CIK 831968

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends and restates the Quarterly Report on Form 10-Q of Providence and Worcester Railroad Company (the “Company”) for the quarter ended June 30, 2012, as originally filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2012 (the “Original Filing”). This Form 10-Q/A is being filed to restate the Company’s financial statements in Item 1 and related disclosures (including certain amounts and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the three and six-month periods ended June 30, 2012, as discussed in Note 13 to the financial statements included in Item 1. The Company’s financial statements included in the Original Filing reflected $3.2 million of other income from settlement of the Amtrak Agreement for the quarter ended June 30, 2012. The Company’s financial statements included in the Original Filing also reflected $3.2 million of other income from the settlement of the Amtrak Agreement for the six-month periods ended June 30, 2012. The Company has determined that the Amtrak Agreement should have been presented as a reduction of operating expenses. Additionally, the Company reduced related accounts receivable and deferred revenue recorded in conjunction with the Amtrak Agreement in the amount of $2.4 million. The Company also increased property and equipment $684 thousand as a result of the Amtrak Agreement. As a result, in this Form 10-Q/A, the Company is restating its financial statements and related disclosures to recognize a reduction of both other income and operating expenses for the three and six-month periods ended June 30, 2012 for this item and its balance sheet at June 30, 2012. Such adjustments have no impact on operating income, net income or net cash flows.

In connection with this restatement, the Company also chose to correct classification errors within other income that were immaterial individually and in the aggregate. These classification changes moved income previously included within revenues to other income below operating income for the three and six months ended June 30, 2012 and 2011. Such amounts were $23 thousand and $97 thousand for the three months ended June 30, 2012 and 2011, respectively and $26 thousand and $126 thousand for the six months ended June 30, 2012 and 2011, respectively.

Although this Form 10-Q/A supersedes the Original Filing in its entirety, this Form 10-Q/A only amends and restates Items 1 and 2 solely as a result of, and to reflect the restatement and classification adjustments referred to above, and no other information in the Original Filing is amended hereby. While the foregoing items have been updated, this amended report does not reflect any other events occurring after the Original Filing. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED BALANCE SHEETS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

	JUNE 30, 2012	DECEMBER 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$4,043	$3,943
Accounts receivable, net of allowance for doubtful accounts of $115 in 2012 and 2011	3,469	3,570
Materials and supplies	689	842
Prepaid expenses and other current assets	—	412
Deferred income taxes	291	291

Total Current Assets	8,492	9,058
Property and Equipment, net	86,029	84,676
Land Held for Development	12,457	12,457

Total Assets	$106,978	$106,191

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of long term debt	$123	$120
Accounts payable	3,938	4,046
Current portion of deferred grant and other revenue	330	111
Accrued expenses	1,741	2,327

Total Current Liabilities	6,132	6,604

Long term debt, net of current portion	3,759	3,821

Deferred Income Taxes	11,723	12,290

Deferred Grant Income and Other Revenue	10,433	10,487

Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2012 and 2011	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,837,973 shares in 2012 and 4,833,012 shares in 2011	2,419	2,417
Additional paid-in capital	37,402	37,271
Retained earnings	35,078	33,269

Total Shareholders’ Equity	74,931	72,989

Total Liabilities and Shareholders’ Equity	$106,978	$106,191

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in Thousands except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues	$8,354	$7,960	$15,133	$14,978

Operating Expenses:
Maintenance of way and structures	(1,241)	182	200	2,017
Maintenance of equipment	945	993	1,841	2,023
Transportation	2,557	2,753	5,106	5,384
General and administrative	1,141	1,323	2,362	2,636
Depreciation	834	788	1,662	1,575
Taxes, other than income taxes	841	565	1,514	1,148
Car hire, net	257	365	492	590
Employee retirement plans	54	65	108	123
Track usage fees	(134)	183	114	386

Total Operating Expenses	5,254	7,217	13,399	15,882

Operating Income (Loss) before Interest and Income Taxes	3,100	743	1,734	(904)
Other income	23	97	26	126
Interest expense	(53)	(7)	(106)	(15)

Income (Loss) from operations before Income Taxes	3,070	833	1,654	(793)
Income Tax Provision (Benefit)	(29)	5	(545)	465

Net Income (Loss)	3,099	828	2,199	(1,258)

Preferred Stock Dividends	—	—	3	3

Net Income (Loss) Attributable to Common Shareholders	$3,099	$828	$2,196	$(1,261)

Income (Loss) Per Common Share:
Basic	$.64	$.17	$.45	$(.26)
Diluted	$.63	$.17	$.44	$(.26)

Weighted-Average Common Shares Outstanding:
For basic	4,833,640	4,818,415	4,833,640	4,818,415
For diluted	4,905,461	4,891,443	4,904,371	4,818,415

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$2,199	$(1,258)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	1,662	1,575
Non-cash component of Amtrak Agreement	(1,108)	—
Amortization of deferred grant income	(280)	(132)
Proceeds from deferred grant and other income	199	—
Deferred income taxes benefit	(567)	447
Proceeds from sale of property	(181)	—
Share-based compensation	65	102
Increase (decrease) in cash from:
Accounts receivable	101	(1,025)
Materials and supplies	153	17
Prepaid expenses and other current assets	412	370
Accounts payable and accrued expenses	(870)	1,008

Net cash flows from operating activities	1,785	1,104

Cash flows from Investing Activities:
Purchase of property and equipment	(1,730)	(5,014)
Proceeds from sale of property and equipment	181	—
Proceeds from note receivable	—	44

Net cash flows used in investing activities	(1,549)	(4,970)

Cash Flows from Financing Activities:
Borrowings under long term debt	—	4,000
Repayments of long term debt	(59)	—
Proceeds from deferred grant and other income	245	—
Dividends paid	(390)	(389)
Issuance of common shares for stock options exercised and employee stock purchases	68	69

Net cash flows (used in) from financing activities	(136)	3,680

Increase (Decrease) in Cash and Cash Equivalents	100	(186)
Cash and Cash Equivalents, Beginning of Period	3,943	1,517

Cash and Cash Equivalents, End of Period	$4,043	$1,331

Supplemental Disclosures:
Cash paid during year for interest	$107	$52
Cash paid for income taxes	$70	$—
Property and equipment included in accounts payable and accrued expenses	$421	$387

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

3.	Changes in Shareholders’ Equity:

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Balance December 31, 2011	$32	$2,417	$37,271	$33,269	$72,989
Issuance of 4,961 common shares for employee stock purchases, stock options exercised and employee stock awards		2	66		68
Share-based compensation, options granted			65		65
Dividends:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.08 per share				(387)	(387)
Net income for the period				2,199	2,199

Balance June 30, 2012	$32	$2,419	$37,402	$35,078	$74,931

4.	Debt:

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

5.	Other Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest	$6	$4	$9	$7
Other	17	93	17	119

	$23	$97	$26	$126

6.	Income (Loss) per Common Share:

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

Under the 2012 Agreement, Amtrak’s obligations to P&W for outstanding track capacity are satisfied in full by, among other things, Amtrak (1) granting the Company a license for railroad operations to certain Amtrak trackage located in Cranston, RI (the “Cranston Yard Trackage”) ($179), (2) delivering to the Company track materials ($684), (3) granting the Company a credit against mileage charges payable to Amtrak by the Company for freight traffic utilizing the Northeast Corridor ($2,571), and (4) cash and relief of certain outstanding obligations the Company owed to Amtrak ($2,143), with the foregoing items having an agreed aggregate value of $5,578. The 2012 Agreement also relieves Amtrak of any future obligation (a) to maintain the Cranston Yard Trackage, and (b) to replace P&W track capacity modified or eliminated by Amtrak provided that no such modification or elimination may unreasonably interfere with the continuity of tracks being used for P&W’s freight service. The 2012 Agreement also contains provisions allocating the risk of use of the Cranston Yard Trackage, establishing procedures for contesting Amtrak invoices for maintenance of NEC freight sidings along the Northeast Corridor, permitting the Company to bill Amtrak for non-routine services requested by Amtrak and provided by the Company and permitting Amtrak to deduct from its cash payment to the Company the amount of certain uncontested invoices.

The Company recorded such amounts as recoveries of related operating expenses. The Company recorded recoveries of $3,006 during the second quarter of 2012, offsetting Maintenance of Way expense. As the related operating expenses relative to the mileage credit have not yet been incurred, the Company did not recognize offsetting recoveries during the second quarter of 2012. The company will recognize the expense offset relative to Track Usage Fees as the expenses are incurred. As such, the Company did not record any related assets or liabilities relative to the mileage credit. The Company has recorded the following offsets to Track Usage expense and has the following track mileage credit remaining:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Mileage credit available	$2,571	$—	$2,571	$—
Utilized	147	—	147	—

Mileage credit remaining	$2,424	$—	$2,424	$—

10.	Provision for Income Taxes (Benefit):

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

13.	Restatement

For the three and six-month periods ended June 30, 2012, the Company recorded $3.2 million, of other income from the Amtrak Agreement within revenues. The Company has determined that the other income should have been presented as a reduction of operating expenses. As a result, the Company is restating its financial statements and related disclosures to recognize a reduction of both revenue and operating expenses for the three and six-month periods ended June 30, 2012 for this item. Additionally, the Company reduced related accounts receivable and deferred revenue recorded in conjunction with the Amtrak Agreement in the amount of $2.4 million. As a result, in this Form 10-Q/A, the Company is restating its financial statements and related disclosures to recognize a reduction of both other income and operating expenses for the three and six-month periods ended June 30, 2012 for this item and its balance sheet at June 30, 2012. Such adjustments have no impact on operating income, net income or net cash flows.

In connection with this restatement, the Company also chose to correct classification errors within other income that were immaterial individually and in the aggregate. These other classification errors moved income previously included within revenues to other income below operating income for the three and six months ended June 30, 2012 and 2011. Such amounts were $23 thousand and $97 thousand for the three months ended June 30, 2012 and 2011, respectively and $26 thousand and $126 thousand for the six months ended June 30, 2012 and 2011, respectively.

The tables below present the effects of the restatement on the balance sheets (in thousands):

	June 30, 2012
	Previously Reported	Adjustments	Restated
Accounts receivable	$4,029	$(560)	$3,469
Total current assets	9,052	(560)	8,492
Accounts receivable, less current portion	2,549	(2,549)	—
Property and Equipment, net	85,344	685	86,029
Total assets	109,402	(2,424)	106,978
Current portion of deferred grant and other revenue	890	(560)	330
Total current liabilities	6,692	(560)	6,132
Deferred Grant Income and Other Revenue	12,297	(1,864)	10,433
Total liabilities and equity	109,402	(2,424)	106,978

The tables below present the effects of the restatement on the statements of operations (in thousands):

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Revenue
Operating Revenues	$8,214	$140	$8,354	$14,873	$260	$15,133
Other Income	3,316	(3,316)	—	3,439	(3,439)	—
Total revenues	11,530	(3,176)	8,354	18,312	(3,179)	15,133
Operating Expenses
Maintenance of Way	1,765	(3,006)	(1,241)	3,206	(3,006)	200
Maintenance of Equipment	945	—	945	1,841	—	1,841
Transportation	2,557	—	2,557	5,106	—	5,106
General and Administrative	1,141	—	1,141	2,362	—	2,362
Depreciation	834	—	834	1,662	—	1,662
Taxes, other than income taxes	841	—	841	1,514	—	1,514
Car Hire, net	257	—	257	492	—	492
Employee retirement plans	54	—	54	108	—	108
Track usage	13	(147)	(134)	261	(147)	114
Total Operating Expenses	8,407	(3,153)	5,254	16,552	(3,153)	13,399
Operating Income (Loss) before Interest Expense, Other Income and Income Taxes	3,123	(23)	3,100	1,760	(26)	1,734
Other Income	—	23	23	—	26	26
Interest Expense	53	—	53	106	—	106
Income (Loss) before Income Taxes	3,070	—	3,070	1,654	—	1,654
Income Tax Provision (Benefit)	(29)	—	(29)	(545)	—	(545)
Net Income	3,099	—	3,099	2,199	—	2,199

There were no changes to the statement of operations for the three or six months ended June 30, 2011 related to the restatement.

The tables below present the effects of the restatement on the statements of cash flows (in thousands):

	For the six months ended June 30, 2012
	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$2,199	$—	$2,199
Adjustment to reconcile net income to net cash provided by operating activities:
Non-cash component of Amtrak Agreement	—	(1,108)	(1,108)
Accounts receivable	(762)	863	101
Accounts payable and accrued expenses	(1,115)	245	(870)

There were no changes to the statement of cash flows for the six months ended June 30, 2011.

*                     *                     *

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

Results of Operations

The following table sets forth the Company’s operating revenues, exclusive of rental operating revenues, by category in dollars and as a percentage of operating revenues:

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

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues, exclusive of rental operating revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(In thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$4,081	49.7%	$3,918	50.4%	$8,197	55.1%	$7,897	54.0%
Casualties and insurance	84	1.0	120	1.5	390	2.6	310	2.1
Depreciation	834	10.2	787	10.1	1,662	11.2	1,575	10.8
Diesel fuel	849	10.3	1,114	14.3	1,632	11.0	2,116	14.5
Car hire, net	257	3.1	365	4.7	492	3.3	590	4.0
Purchased services, including legal and professional fees	697	8.5	858	11.1	1,133	7.6	1,477	10.1
Repair and maintenance of equipment	322	3.9	93	1.2	757	5.1	696	4.8
Track and signal materials	857	10.4	145	1.9	1,190	8.0	427	2.9
Track usage fees	13	0.2	182	2.3	261	1.8	386	2.6
Other materials and supplies	388	4.7	292	3.8	708	4.8	607	4.2
Other	728	8.9	460	5.9	1,225	8.2	1,052	7.2

Total	9,110	110.9	8,334	107.2	17,647	118.7	17,133	117.2
Less capitalized and recovered costs, including amounts relating to the Amtrak Agreement	3,856	46.9	1,117	14.4	4,248	28.6	1,251	8.6

Total	$5,254	64.0%	$7,217	92.8%	$13,399	90.1%	$15,882	108.6%

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

The number of shipments of most commodities handled by the Company was substantially constant with decreases in coal and ethanol shipments contributing the majority of the decrease during the first six months of 2012. The decrease in coal shipments during the first six months of 2012 were due to a power plant customer being offline during a substantial portion of the period. Ethanol shipments were impacted by the weather conditions affecting the Midwestern corn crop. The increase in the average revenue received per conventional carloading is due to a shift in the mix of commodities, as well as some rate changes.

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

The increase in other operating revenues reflects an increase in maintenance department billings for services rendered to freight customers and other outside parties.

Operating Expenses:

Operating expenses for the six-month period ended June 30, 2012 were $16.6 million before the Amtrak Agreement offsetting $3 million of Maintenance of Way costs. Additionally, the Amtrak Agreement offset $147 thousand of track usage fees. The Amtrak Agreement amounts are included as recovered costs in the above table of the Company’s operating expenses as a percentage of operating income. Exclusive of the Amtrak Agreement credits, operating expenses increased by $670 thousand, or 4.2%, to $16.6 million from $15.9 million in 2011. Increased operating costs were due primarily to increases in maintenance charges and maintenance of way expenses and other expenses, and increases in property tax amounts assessed to the Company as a result of a City wide re-valuation done in the City of Worcester. These increases were offset in part by decreases in diesel fuel consumption and professional fees. During 2011, the Company received amounts on account of assignment of tax maintenance credits ($869 thousand). During 2012, no amounts for tax maintenance credits were recognized.

As noted above, the Company’s track usage fees were reduced by $147 thousand as a result of the utilization of a portion of the available mileage credit received pursuant to the Amtrak Agreement. The Company has $2.424 million of credit remaining to offset future mileage charges for use of Amtrak’s Northeast Corridor.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Operating Revenues:

Operating revenues increased $440 thousand, or 5.7%, to $8.2 million in the second quarter of 2012 from $7.8 million in the second quarter of 2011. This increase is the result of a $579 thousand (300%) increase in other operating revenue, and a $99 thousand (46.7%) increase in container freight revenues, offset by a $227 thousand (3.2%) decrease in conventional freight revenues, and an $11 thousand (6.6%) decrease in other freight-related revenues.

The decrease in conventional freight revenues is attributable to an 8.7% decrease in traffic volume, offset by a 5.8% increase in average revenue per carloading. The Company’s conventional carloads decreased by 817 to 8,605 in the second quarter of 2012 from 9,420 in 2011. The reasons for the decrease in conventional traffic volume and increase in average revenue per carloading are as previously discussed for the six months ended June 30, 2012.

The increase in container freight revenues is the result of a 35.5% increase in traffic volume and an 8.0% increase in the average revenue received per container. Container traffic volume increased by 1,109 containers to 4,234 in the second quarter of 2012 from 3,125 in the second quarter of 2011. Reasons for the increases in traffic volume and in the average revenue received per container during the second quarter are as previously discussed.

Other operating revenues increased due to an increase of State projects performed by the Company’s maintenance of way personnel.

Operating Expenses:

Operating expenses for the three-month period ended June 30, 2012 were $8.4 million before the Amtrak Agreement offsetting $3 million to Maintenance of Way costs. Additionally, the Amtrak Agreement offset $147 thousand of Track usage fees. The Amtrak Agreement amounts are included as recovered costs in the above table of the Company’s operating expenses as a percentage of operating income. Exclusive of the Amtrak Agreement credits, operating expense increased by $1.2 million, or 16.7%, to $8.4 million from $7.2 million in 2011. The principal reasons for this overall increase were recovered costs of $869 thousand on account of assignment of tax maintenance credits received in 2011 not received in 2012. These increases were offset, in part, by a decrease in the amount of diesel fuel consumed and purchased services utilized.

As noted above, the Company’s track usage fees were reduced by $147 thousand as a result of the utilization of a portion of the available mileage credit received under the Amtrak Agreement. The Company has $2.424 million of credit remaining to offset future mileage charges for use of Amtrak’s Northeast Corridor.

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

PART II – Other Information

Item 5 - Other information

None.

Item 6- Exhibits

31.1	Rule 13a-14(a) Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chairman of the Board and Chief Executive Officer and Treasurer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012, formatted in eXtensible Business Reporting Language:

(i)	Balance Sheets as of June 30, 2012 and December 31, 2011

(ii)	Statements of Operations for the Three and Six Months ended June 30, 2012 and 2011

(iii)	Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011

(iv)	Notes to Financial Statements.

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C.78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

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

DATED: November 14, 2012