Form 10-Q
period 2012-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2012-11-14
CIK 831968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012, the registrant had 4,839,348 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

Part I – Financial Information

Item 1. Financial Statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED BALANCE SHEETS

(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$3,805	$3,943
Accounts receivable, net of allowance for doubtful accounts of $115 in 2012 and 2011	2,696	3,570
Materials and supplies	757	842
Prepaid expenses and other current assets	644	412
Deferred income taxes	291	291

Total Current Assets	8,193	9,058
Property and Equipment, net	86,817	84,676
Land Held for Development	12,457	12,457

Total Assets	$107,467	$106,191

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of long term debt	$124	$120
Accounts payable	4,900	4,046
Current portion of deferred grant and other income	111	111
Accrued expenses	1,796	2,327

Total Current Liabilities	6,931	6,604

Long term debt, net of current portion	3,729	3,821

Deferred Income Taxes	11,954	12,290

Deferred Grant and Other Income	10,478	10,487

Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2012 and 2011	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,839,273 shares in 2012 and 4,830,503 shares in 2011	2,420	2,417
Additional paid-in capital	37,419	37,271
Retained earnings	34,504	33,269

Total Shareholders’ Equity	74,375	72,989

Total Liabilities and Shareholders’ Equity	$107,467	$106,191

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Revenues	$7,951	$8,398	$23,084	$23,376

Operating Expenses:
Maintenance of way and structures	1,524	999	1,723	3,016
Maintenance of equipment	940	921	2,781	2,944
Transportation	2,699	2,671	7,805	8,054
General and administrative	1,137	1,216	3,499	3,850
Depreciation	834	817	2,496	2,392
Taxes, other than income taxes	721	606	2,235	1,755
Car hire, net	262	230	754	820
Employee retirement plans	60	59	168	182
Track usage fees	69	200	183	585

Total Operating Expenses	8,246	7,719	21,644	23,598

Income (loss) from Operations	(295)	679	1,440	(222)
Other income, net	198	1,303	224	1,429
Interest expense	(53)	(40)	(159)	(56)

Income (loss) from operations prior to income taxes	(150)	1,942	1,505	1,151
Provision for Income Taxes (Benefit)	231	360	(314)	825

Net Income (Loss)	(381)	1,582	1,819	326

Preferred Stock Dividends	—	—	3	3
Net Income (Loss) Available to Common Shareholders.	(381)	$1,582	$1,816	$323
Basic and Diluted Income (Loss) Per Common Share	$(.08)	$.32	$.37	$.07

Weighted-Average Common Shares Outstanding:
For basic	4,837,987	4,828,286	4,834,485	4,826,126
For diluted	4,837,987	4,897,901	4,903,430	4,898,442

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$1,819	$326
Adjustments to reconcile the net income to cash flows from operating activities:
Depreciation	2,496	2,392
Non-cash component of Amtrak Agreement	(1,108)	—
Amortization of deferred grant and other income	(431)	(198)
Proceeds from deferred grant and other income	177	—
(Gains) from sale and disposal of property, equipment and easements	(181)	(1,921)
Deferred income tax benefit	(336)	807
Share-based compensation	65	113
Increase (decrease) in cash from:
Trade receivable	874	(789)
Materials and supplies	85	(82)
Prepaid expenses and other	(232)	(218)
Accounts payable and accrued expenses	(67)	308

Net cash flows from operating activities	3,161	738

Cash flows from Investing Activities:
Purchase of property and equipment	(3,166)	(6,715)
Proceeds from note receivable	—	75
Proceeds from sale of property, equipment and easements	208	1,921

Net cash flows used in investing activities	(2,958)	(4,719)

Cash Flows from Financing Activities:
Borrowings (payments) under line of credit	—	(500)
Proceeds from long term debt	—	4,000
Repayments of long term debt	(88)	(30)
Dividends paid	(584)	(584)
Proceeds from deferred grant and other	245	—
Issuance of common shares for stock options exercised and employee stock purchases	86	93

Net cash flows from financing activities	(341)	2,979

Increase (decrease) in Cash and Cash Equivalents	(138)	(1,002)
Cash and Cash Equivalents, Beginning of Period	3,943	1,517

Cash and Cash Equivalents, End of Period	3,805	$515

Supplemental Disclosures:
Cash paid for interest	$142	$104
Property and equipment included in accounts payable and accrued expenses	$635	$391

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

1.	In the opinion of management, the accompanying interim financial statements of Providence and Worcester Railroad Company (the “Company”) contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2012, the results of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011. Results for interim periods may not be necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

Certain amounts in the 2011 financial statements have been reclassified to conform with the current presentation. Interest expense is shown separately in the 2012 presentation. Other income items which are non-recurring in nature have been reclassified as below operating income in the 2012 presentation.

2.	Recent Accounting Pronouncements:

The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company expects none of the recent accounting pronouncements will have a significant impact on its financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES CONDENSED TO FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

3.	Changes in Shareholders’ Equity:

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Balance December 31, 2011	$32	$2,417	$37,271	$33,269	$72,989
Issuance of 6,261 common shares for stock options exercised, employee stock purchases and employee stock awards		3	83		86
Share-based compensation, options granted			65		65
Dividends:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.12 per share				(581)	(581)
Net income for the period				1,819	1,819

Balance September 30, 2012	$32	$2,420	$37,419	$34,504	$74,375

4.	Debt:

Revolving Line of Credit

In June 2011, the Company extended its revolving line of credit facility in the amount of $5 million from a commercial bank. The line of credit facility matures on June 25, 2013. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions on the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. At September 30, 2012, no amounts were outstanding.

Long term debt

In December 2010, the Company borrowed $4,000 from the same commercial bank, in order to finance the rehabilitation of the Willimantic Branch. The loan of up to $4,000 required payments of interest only for the first six months and accruing at the bank’s prime rate. After the six month period, the loan converted to a 10 year loan with a 20 year amortization period and bears interest at the Federal Home Loan Bank of Boston 5/20 rate plus 3% (5.18% at the date of conversion). This rate will reset based upon the same conversion factors after 5 years (Federal Home Loan Bank of Boston 5/20 rate plus 3%). The Company has the right to prepay all or any part thereof out of internally-generated funds without penalty. The Company is subject to financial and non-financial covenants, including maintenance of minimum net worth and minimum debt service coverage. As of September 30, 2012, the outstanding principal balance was $3,853.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES CONDENSED TO FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

The carrying value of the Company’s debt facilities approximated its fair value at September 30, 2012 which was estimated using current borrowing rates available to the Company.

5.	Other Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds from legal settlement	$—	$1,242	$—	$1,242
Interest	7	5	16	12
Other	191	56	208	175

	$198	$1,303	$224	$1,429

The Company received $1.2 million in July 2011 for settlement of certain legal proceedings and the grant of a permanent easement.

6.	Income (Loss) per Common Share:

Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding during each period. Diluted income (loss) per common share reflects the effect of the Company’s outstanding convertible preferred stock and stock options except where such items would be antidilutive.

A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average shares for basic	4,837,987	4,828,286	4,834,485	4,826,126
Dilutive effect of convertible preferred stock and stock options	—	69,615	68,944	72,316

Weighted-average shares for diluted	4,837,987	4,897,901	4,903,430	4,898,442

Options to purchase 65,508 shares of common stock were outstanding at September 30, 2012. Options to purchase 59,244 shares of common stock were outstanding at September 30, 2011. For the three month period ended September 20, 2012, 4,085 of outstanding options to purchase common stock were not included in the diluted earnings per share (EPS) as the effect would antidilutive. For the three month period ended September 30, 2011, 5,615 of outstanding options to purchase common shares were included in the computation of diluted earnings per share (EPS). The remaining outstanding options to purchase common stock were not included in the computation of diluted EPS because the options exercise price was greater than the average market prices of the Company’s common stock.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES CONDENSED TO FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

For the nine month period ended September 30, 2012 and 2011, 4,944 and 8,316 of outstanding options to purchase common shares were included in the computation of diluted earnings per share (EPS). The remaining outstanding options to purchase common stock were not included in the computation of diluted EPS because the options exercise price was greater than the average market prices of the Company’s common stock

Preferred Stock, convertible into 64,000 shares of common stock at the rate of 100 shares of common stock for each one share of Preferred Stock, was outstanding for the three and nine-month periods ended September 30, 2012 and 2011. For the three month period ended September 30, 2012, the 64,000 shares of the Company’s common stock were not included as the effect would be antidilutive. For the three month period ended September 30, 2011 and for the nine month period ended September 30, 2012, 64,000 shares of the Company’s common stock were included in the diluted EPS.

7.	Track Maintenance Agreement:

In the second quarter of 2011, the Company entered into a track maintenance agreement with an unrelated third party customer (“Shipper”). The Shipper paid for qualifying railroad track maintenance expenditures during 2011 in consideration of the assignment of railroad track miles which permits the Shipper to claim certain federal tax credits pursuant to Internal Revenue Code Section 45G. During 2011, the Company received $869 thousand, net of expenses. The authorizing federal legislation for track maintenance credits was not renewed by Congress upon its expiration on December 31, 2011. No amounts were received during the three months ended September 30, 2012 and 2011 or the nine months ended September 30, 2012 for track maintenance credits.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Mileage credit available	$2,424	$—	$2,571	$—
Utilized	173	—	320	—

Mileage credit remaining	$2,251	$—	$2,251	$—

10.	Related Party Transaction:

Robert Eder, who owns a majority of the Company’s Preferred Shares, with his wife, also controls Capital Properties, Inc. (“CPI”) and its subsidiaries. Pursuant to an agreement between the Company and Getty Oil Company (Eastern Operations), Inc. dated August 6, 1975, the Company has the right to relocate any portion of two pipelines located within the Company’s right of way in East Providence, Rhode Island. The Company and CPI have supported an extension of Waterfront Drive, so-called, in East Providence, which road is being constructed on the Company’s right of way. The State of Rhode Island’s plans for Waterfront Drive’s extension required a relocation of a portion of the pipelines which the Company has the right to relocate. The Rhode Island Department of Transportation (“RIDOT”) entered into an agreement with the Company to reimburse the Company for expenses incurred by us in relocating the pipelines up to a maximum of $159. In May 2011, CPI’s subsidiary, Capital Terminal Company (“CTC”), entered into an agreement with the Company to act as the Company’s agent to select, direct and supervise all subcontractors subject to the Company’s approval. All invoices from contractors to CTC are submitted to the Company for approval along with a check from CTC in the amount of the invoice. The Company pays the invoice out of the funds provided by CTC. The Company is then obligated to submit the invoices to RIDOT for reimbursement under its agreement with RIDOT. When the Company receives reimbursement from RIDOT, it is obligated to pay that amount to CTC. Any shortfall in RIDOT’s reimbursement is borne by CTC. The Company has received invoices to date of $219, which have been paid by the Company to the subcontractors out of funds received from CTC. CTC, through subcontractors, completed the pipeline relocation during 2011. During March 2012, the Company received $152 from RIDOT and remitted $152 to CTC. At September 30, 2012, the remaining receivable in the amount of $67 from RIDOT, and the corresponding accounts payable to CTC, in the same amount, have been reflected in the Company’s Condensed Balance Sheets. The Company has requested RIDOT to approve change orders to increase the amount payable to $219. The Company is obligated to CTC only to the extent it receives payment from RIDOT.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES CONDENSED TO FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

11.	Subsequent event and dividends:

The Company has reached agreement with an unrelated person (the “Grantee”) to convey to the Grantee a permanent easement along a portion of its right of way in exchange for a payment by the Grantee of $2,625. The Company received proceeds, less related fees, in the amount of $2,605 in November 2012.

On October 31, 2012, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable November 28, 2012 to shareholders of record on November 14, 2012.

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

The Company’s significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 during the first nine months of 2012.

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

Results of Operations

The following table sets forth the Company’s operating revenues, exclusive of rental operating revenues, by category in dollars and as a percentage of operating revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	(In thousands, except percentages)
Freight Revenues:
Conventional carloads	$6,696	86.0%	$7,791	93.6%	$19,780	87.3%	$21,130	92.1%
Containers	299	3.8	179	2.2	869	3.8	570	2.5
Other freight related	185	2.4	152	1.8	449	2.0	485	2.1
Other Operating Revenues	604	7.8	199	2.4	1,559	6.9	760	3.3

Total	$7,784	100.0%	$8,321	100.0%	$22,657	100.0%	$22,945	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues, exclusive of rental operating revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	(In thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$4,114	52.9%	$4,097	49.2%	$12,311	54.3%	$11,994	52.3%
Casualties and insurance	376	4.8	214	2.6	767	3.4	524	2.3
Depreciation	835	10.7	817	9.8	2,496	11.0	2,392	10.4
Diesel fuel	775	10.0	911	10.9	2,407	10.6	3,026	13.2
Car hire, net	262	3.4	230	2.8	754	3.3	820	3.6
Purchased services, including legal and professional fees	591	7.6	860	10.3	1,724	7.6	2,336	10.2
Repair and maintenance of equipment	473	6.1	204	2.5	1,230	5.4	899	3.9
Track and signal materials	544	7.0	798	9.6	1,734	7.7	1,225	5.3
Track usage fees	242	3.1	200	2.4	503	2.2	585	2.5
Other materials and supplies	349	4.4	289	3.5	1,057	4.7	895	3.9
Other	541	6.9	492	5.9	1,765	7.8	1,546	6.7

Total	9,102	116.9	9,112	109.5	26,747	118.0	26,242	114.3

Less capitalized and recovered costs, including amounts relating to the Amtrak Agreement	856	11.0	1,393	16.7	5,104	22.5	2,644	11.5

Total	$8,246	105.9%	$7,719	92.8%	$21,644	95.5%	$23,598	102.8%

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Operating Revenues:

Operating revenues decreased $288,000, or 1.3%, to $22.6 million in the nine months ended September 30, 2012 from $22.9 million in 2011. This decrease is the result of a $1.3 million (6.4%) decrease in conventional freight revenues, a $36,000 (7.4%) decrease in other freight-related revenues, offset by a $299,000 (52.5%) increase in container freight revenues and an $799,000 (105.1%) increase in other operating revenues.

The decrease in conventional freight revenues results from an 11.4% decrease in traffic volume, offset by a 5.7% increase in the average revenue received per conventional carloading. The Company’s conventional carloadings decreased by 3,009 to 23,386 in the nine-month period ended September 30, 2012 from 26,395 in 2011.

The number of shipments of most commodities handled by the Company was substantially constant except for decreases in ethanol shipments during the first nine months of 2012. The increase in the average revenue received per conventional carloading is due to a shift in the mix of commodities, as well as some rate changes.

The increase in container freight revenues is the result of a 44.3% increase in traffic volume and a 7.6% increase in the average revenue received per container. Container traffic volume increased 3,657 to 11,908 in the first nine months of 2012 from 8,251 containers in 2011. This increase in traffic, along with improved economic conditions, contributed to the increase in the average revenue received per container.

The decrease in other freight-related revenues and increase in other operating revenues result primarily from overall increase in the number of shipments handled by the Company.

Other Income:

Other income decreased by $1.2 million to $224 thousand in the nine-month period ended September 30, 2012 from $1.4 million in 2011. The settlement of certain legal proceedings and the granting of a permanent easement for $1.2 million in July 2011 accounts for the decrease.

Operating Expenses:

Operating expenses for the nine-month period ended September 30, 2012 were $21.6 million. The Amtrak Agreement offset $3 million of maintenance of way costs. Additionally, the Amtrak Agreement offset $320 thousand of track usage fees. The Amtrak Agreement amounts are included as recovered costs in the above table of the Company’s operating expenses as a percentage of operating income. Exclusive of the Amtrak Agreement credits, operating expenses increased by $1.4 million or 5.8%, from $23.6 million in 2011. This increase was caused primarily by higher payroll related expenses ($317 thousand), higher casualties and insurance costs ($243 thousand), increased spending on track materials ($509 thousand) and less recoveries related to track maintenance credits ($869 thousand), offset by lower diesel fuel prices and usage ($619 thousand) and decreased usage of outside services ($613 thousand).

As noted above, the Company’s track usage fees were reduced by $320 thousand as a result of the utilization of a portion of the available mileage credit received pursuant to the Amtrak Agreement. The Company has $2.251 million of credit remaining to offset future mileage charges for use of Amtrak’s Northeast Corridor.

Provision for Income Tax Benefit/Expense:

The income tax benefit for the nine months ended September 30, 2012 is equal to (20)% of the Company’s pre-tax income. This effective rate reflects the federal and state income tax rates decreased by the effect of a reduction in the valuation allowance against tax credit carryovers that are reserved based upon the reversal pattern of the Company’s deferred tax assets and liabilities for federal tax purposes.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Operating Revenues:

Operating revenues decreased $537,000, or 6.5%, to $7.8 million in the third quarter of 2012 from $8.3 million in the third quarter of 2011. The decrease is the result of a $1.1 million (14%) decrease in conventional freight revenues, offset by a $120,000 (67%) increase in container freight revenues, a $33,000 (21.7%) increase in other freight related revenue, and a $405,000 (203.5%) increase in other operating revenues.

The decrease in conventional freight revenues results from an 18.7% decrease in conventional traffic volume, offset by a 6.7% increase in the average revenue received per conventional carloading. Conventional carloads decreased by 1,859 to 8,090 in the third quarter of 2012 from 9,949 in the third quarter of 2011. The reasons for the decrease in conventional traffic and the increase in average revenue received per carloading are the same as for the nine-month period ended September 30, 2012, as previously discussed.

The increase in container freight revenues for the quarter is the result of a 58.2% increase in traffic volume and a 6.7% increase in the average revenue received per container. Container traffic volume increased by 1,508 to 4,100 in the third quarter of 2012 from 2,592 in the third quarter of 2011. Reasons for the increases in traffic volume and in the average revenue received per container during the third quarter are as previously discussed.

The reason for the increase in other freight-related revenues and other operating revenue is the same as for the nine-month period ended September 30, 2012, as previously discussed.

Other Income:

Other income decreased by $1.1 million to $198 thousand in the third quarter of 2012 from $1.3 million in the third quarter 2011. The settlement in July 2011 of certain legal proceedings and the granting of a permanent easement for $1.2 million account for the increase.

Operating Expenses:

Operating expenses for the three-month period ended September 30, 2012 were $8.2 million. The Amtrak Agreement offset $173 thousand of track usage fees. The Amtrak Agreement amount is included as recovered costs in the above table of the Company’s operating expenses as a percentage of operating income. Exclusive of the Amtrak Agreement, operating expense increased by $698 thousand, or 9%, from $7,719 million in 2011. The increase was caused primarily by higher casualties and insurance costs ($162 thousand), increased repairs and maintenance ($269 thousand) and a decrease in amounts recovered for maintenance of way projects ($710 thousand), offset, in part, by lower diesel fuel prices and usage ($136 thousand), less usage of outside services ($270 thousand) and track and signal material ($254 thousand).

As noted above, the Company’s track usage fees were reduced by $173 thousand as a result of the utilization of a portion of the available mileage credit received under the Amtrak Agreement. The Company has $2.251 million of credit remaining to offset future mileage charges for use of Amtrak’s Northeast Corridor.

Provision for Income Tax Benefit/Expense:

The income tax provision for the third quarter of 2012 is equal to 154% of pre-tax income. This effective rate reflects the federal income and state tax rates increased by the effect of an increase in the valuation allowance against tax credit carryovers that are reserved based upon the reversal pattern of the Company’s deferred tax assets and liabilities.

Liquidity and Capital Resources

During the nine months ended September 30, 2012, the Company generated $3.2 million of cash from operating activities, and the Company used $3.0 million in investing activities and $341 thousand in financing activities.

On October 31, 2012, the Company declared a quarterly dividend of approximately $193 thousand ($.04 per common share) to be paid on November 28, 2012. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

The Company has a revolving line of credit facility in the amount of $5 million from a commercial bank expiring on June 25, 2013. At September 30, 2012, no amounts were outstanding.

The Company received $2.625 million as a result of granting a permanent easement in November 2012.

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

101† The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012, formatted in eXtensible Business Reporting Language:

(i) Balance Sheets as of September 30, 2012 and December 31, 2011;

(ii) Statements of Operations for the Three and Nine Months ended September 30, 2012 and 2011;

(iii) Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011; and

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