Form 10-K
period 2012-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2013-03-22
CIK 831968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-16704

PROVIDENCE AND WORCESTER RAILROAD COMPANY

(Exact name of registrant as specified in its charter)

Rhode Island	05-0344399
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

75 Hammond Street, Worcester, Massachusetts	01610
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code(508) 755-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Not Applicable	Not Applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $31,610,078 (For this purpose, all directors of the Registrant are considered affiliates.)

As of March 1, 2013, the Registrant had 4,841,955 shares of Common Stock outstanding.

Documents Incorporated by Reference—

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on April 24, 2013, are incorporated by reference into Part III of this Form 10-K.

Exhibit Index—Page IV-1.

IMPORTANT NOTICE REGARDING THE AVAILABILITY OF PROXY MATERIALS FOR

THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 24, 2013.

The Company’s Proxy Statement, sample proxy card and 2012 Annual Report on Form 10-K are available at: www.edocumentview.com/pwx.

Providence and Worcester Railroad Company

FORM 10-K

For the Fiscal Year Ended December 31, 2012

Forward-Looking Statements

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

PART I

Item 1. Business

Providence and Worcester Railroad Company (“P&W” or the “Company”) is a short-line freight railroad as defined by the American Association of Railroads (“AAR”) operating in Massachusetts, Rhode Island, Connecticut and New York. The Company is the only interstate freight carrier serving the State of Rhode Island and possesses the exclusive and perpetual right to conduct freight operations over Amtrak’s Northeast Corridor between New Haven, Connecticut and the Massachusetts/Rhode Island border. Since commencing independent operations in 1973, the Company, through a series of acquisitions of connecting lines and trackage rights agreements, has grown from 45 miles of track to its current system of approximately 516 miles. P&W services the largest international double-stack intermodal terminal facility in New England in Worcester, Massachusetts, a strategic location for regional transportation and distribution enterprises.

The Company transports a wide variety of commodities for its customers, including automobiles, construction aggregates, iron and steel products, chemicals and plastics (including ethanol), lumber, scrap metals, plastic resins, cement, coal, construction and demolition debris, and processed foods and edible foodstuffs, such as corn syrup and vegetable oils. Its customers include Exxon Mobil Corporation, Ford Motor Company, Frito-Lay, Inc., Global LLP, GDF SUEZ Energy North America, International Paper Company, Lehigh Cement, Cargill, Inc., Northeast Utilities, Nucor Steel, Rawson Materials, Renewable Products Marketing Group, Subaru of New England, The Dow Chemical Company, Tilcon Connecticut, Inc. and Toray Plastics (America), Inc. In 2012, P&W transported 31,725 carloads of freight and 16,113 intermodal containers. In addition, the Company generates income through the grants of temporary easements of land. P&W’s connections to multiple Class I railroads (operating revenues in excess of $378.8 million under the AAR definition), either directly or through connections with other regional and short-line carriers, provide the Company with a competitive advantage by allowing it to offer various pricing and routing alternatives to its customers. In addition, the Company’s commitment to maintaining its track and equipment to high standards enables P&W to provide fast, reliable and efficient service.

Industry Overview

General

Freight railroads are categorized in different classes by the STB and the AAR. As a result of mergers and consolidations, there are only seven Class I railroads in North America today. The Class I railroads account for a majority of North America’s rail freight business.

The freight rail industry underwent revitalization after the passage of the Staggers Rail Act in 1980 (the “Staggers Rail Act”) which deregulated the pricing and types of services provided by railroads. As a result, railroads were able to achieve significant productivity gains and operating cost decreases while gaining pricing flexibility. Accordingly, freight rail service became more competitive with other transportation modes with respect to both quality and price.

One result of revitalization of the industry has been the growth of regional (over 350 miles and revenue of at least $40 million) and short-line railroads, which was fueled by Class I railroads’ divestiture of certain branch lines in order to focus on their long-haul core systems. Today, there are more than 550 regional and short-line railroads. They operate in all of the 48 contiguous states comprising the continental United States, plus Alaska, account for about 30% of all rail track, employ about 10% of all rail workers and generate about 6% of all rail revenue.

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

Quonset/Davisville

The State of Rhode Island with assistance from the federal government is continuing redevelopment efforts on a 1,000 acre portion of the former naval facility at Quonset/Davisville for an active port and industrial park that houses a number of rail-oriented industries and an auto port. Construction of a freight rail improvement project, providing additional track capacity and Phase 1 double-stack clearances on the Northeast Corridor between Quonset/Davisville and Boston Switch, the connection of the Northeast Corridor to the Company’s mainline at Central Falls, RI, was completed in October 2006. The Company handled 3,750 autoracks in 2012 and 4,074 autoracks in 2011.

Port of Providence

Infrastructure improvements undertaken by the Port of Providence and the Company in 2003, including the installation of paving, lighting and “on dock” rail, have accommodated the Company’s movement of imported coal and other products to inland markets. During 2012 and 2011, the Company moved 1,206 and 1,488 carloads of coal, respectively. The Company continues to move coal and, in 2012, also moved limestone.

The Company rehabilitated a substantial portion of its South Providence yard to facilitate handling unit trains of ethanol. This commodity is being transported by rail throughout the country and is a component of the gasoline mix available at gasoline service stations throughout southern New England. During 2012 and 2011, the Company moved 2,078 and 4,449 carloads of ethanol, respectively.

New London and Willimantic Interchanges

Through its New London and Willimantic interchanges with the New England Central Railroad (“NECR”), P&W interchanges traffic with the Canadian National Railway (“CN”) and the Canadian Pacific Railway (“CP”). With the Company’s reactivation of the Willimantic interchange in late 2007, across a route with improved overhead clearances to NECR, the Willimantic Branch became the primary interchange route to NECR and further strengthened the Company’s connections with CP via the Vermont Rail Systems’ (“VRS”) Green Mountain Gateway at Bellows Falls, Vermont and CN via East Alburg, Vermont. During 2011, the Company completed rehabilitation of 14 miles of the Willimantic Branch from Willimantic, CT to Versailles, CT with new 115 lb. rail, ties and resurfacing.

In February 2012, the Company and NECR entered into a strategic alliance establishing service across the “Great Eastern Route”. The Great Eastern Route furnishes the Company with pricing authority for service with CN, through a haulage arrangement by which NECR provides haulage for the Company between East Alburg, VT and Willimantic, CT on certain contractually-agreed commodities. The route also enhances the Company’s connection with CP.

Railroad Operations

The Company’s rail freight system comprises approximately 516 miles of track. The Company interchanges freight traffic: with CSX Transportation (“CSXT”) at Worcester, Massachusetts and New Haven, Connecticut; with Pan Am Railways at Worcester, Massachusetts; with Pan Am Southern (“PAS”) and Norfolk Southern Railways (“NS”) via PAS at Gardner, Massachusetts; with NECR at New London and Willimantic, Connecticut; with CN via the Great Eastern Route; with CP via the NECR; and with New York and Atlantic Railroad at Fresh Pond Junction on Long Island. Through its connections, P&W links more than 80 communities on its lines. The Company operates four classification yards (areas containing tracks used to group freight cars destined for a particular industry or interchange) located in Worcester, Massachusetts, Cumberland, Rhode Island, and Plainfield and New Haven, Connecticut.

The Company is dependent upon the railroads with which it interchanges freight traffic to enable it to properly service its customers at competitive rates. Failure of any of these connecting railroads to provide adequate service at reasonable rates can result in a loss of freight customers and revenues.

By agreement with a private operator, the Company services an intermodal yard in Worcester, an area containing tracks used for the loading and unloading of containers. This yard is U.S. Customs-bonded, and international traffic must be inspected and approved by U.S. Customs officials. The intermodal yard serves primarily as a terminal for the movement of container traffic from Canada, the Far East, Southeast Asia and Europe destined for points in New England. Container ship lines utilize double-stack train service through this terminal. Intermodel traffic declined significantly beginning in 2007 and reached its lowest traffic counts in 2009. In 2012, 16,113 containers were handled which represented an improvement of 5,321 containers over 2011. P&W continues to work with the terminal operator to develop relationships with steamship lines involved in international intermodal transportation. The Company and certain Class I railroads have entered into separate Intermodal Haulage Agreements with respect to international intermodal containers to and from certain ports.

Customers

The Company serves approximately 140 customers in Massachusetts, Rhode Island, Connecticut and New York. The Company’s ten (10) largest customers account for more than half of its operating revenues. One of the Company’s customers, which ships construction aggregates from three separate quarries on the Company’s rail system to locations in Connecticut and New York, accounted for 10.8% of the Company’s freight operating revenues in 2012. Though no single customer accounted for 10% or more of its total operating revenues in 2011, revenues attributable to individual shippers served by Motiva Enterprises LLC, which operates a petroleum blending and storage terminal located in Providence, Rhode Island on the Company’s lines, accounted for more than 10% of the Company’s operating revenues. The Company does not believe that these customers will cease to be rail shippers in the foreseeable future.

Markets

The Company transports a wide variety of commodities for its customers. In recent years, chemicals and plastics (including ethanol), and construction aggregates were the two largest commodity groups transported by the Company, constituting 39% and 17%, respectively, of conventional carload freight revenues in 2012. The following table summarizes the Company’s conventional carload freight revenues by commodity group as a percentage of such revenues:

Commodity	2012	2011
Automobiles	11%	10%
Chemicals and plastics (including ethanol)	39	43
Construction aggregates	17	16
Coal	2	3
Metal products	9	10
Food and agricultural products	6	5
Forest and paper products	10	8
Other	6	5

Total	100%	100%

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

Safety

An important component of the Company’s operating strategy is conducting safe railroad operations for the benefit and protection of employees, customers and the communities served by its rail lines. Since commencing active operations in 1973, the Company has committed significant resources to track maintenance and believes its rail system is in good condition. The Company has an employee training program utilizing classroom instruction and video programs on topics including NORAC Operating Rules, Safety Rules, Rail Security Awareness plans and Hazardous Materials Awareness, as well as manufacturer-provided training materials. The Company and its employees continue to work to prevent injuries while at the same time expanding operations and enhancing efficiencies.

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

Employees

As of December 31, 2012, the Company had 147 full-time employees, 116 of whom are represented by three railroad labor organizations that are national in scope. The Company’s non-management employees have been represented by the same unions since the Company commenced independent operations in 1973.

The Company’s initial agreement with the United Transportation Union (“UTU”), now known as Sheet Metal, Air, Rail and Transportation Workers (“SMART”), covering trainmen was unusual in the railroad industry since it provided the Company with discretion in determining crew sizes, eliminated craft distinctions and provided a guaranteed annual wage for a maximum number of hours worked. The Company’s collective bargaining agreements have been in effect since February 1973 for trainmen, since May 1974 for clerical employees and dispatchers and since June 1974 for maintenance employees. These contracts do not expire but are subject to renegotiation after the agreed-upon moratoria. The Company signed eight year agreements with the UTU (trainmen) in October 2005, the Transportation Communications International Union (clerical) in August 2006 and the Brotherhood of Railroad Signalmen (maintenance) in July 2007, retroactive to prior periods. The Company considers its employee and labor relations to be good. The Company expects to commence contract negotiations with SMART in the near term.

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

Governmental Regulation

The Company is subject to governmental regulation by the STB, the FRA, the Transportation Security Administration (the “TSA”) and other federal, state and local regulatory authorities with respect to certain rates and railroad operations, as well as a variety of health, safety, labor, environmental and other matters, all of which could potentially affect the Company’s competitive position and profitability. Additionally, the Company may be required to obtain STB approval prior to its acquisition of any new railroad properties. Management believes that the regulatory freedoms granted by the Staggers Rail Act have been beneficial to the Company by affording it flexibility to adjust prices and operations to respond to market forces and industry changes. However, various interests, and certain members of the United States Congress (which has jurisdiction over federal regulation of railroads), have from time to time expressed their intention to support legislation that would eliminate or reduce significant freedoms granted by the Staggers Rail Act.

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

Internet Address and SEC Reports

The Company maintains a website with the address www.pwrr.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). We also include on our website our corporate governance guidelines, announcements concerning quarterly dividends required by NASDAQ Stock Market, LLC (“NASDAQ”), required eXtensible Business Reporting Language (“XBRL”) files and the charters for each of the major committees of our board of directors. In addition, we intend to disclose on our website any amendments to, or waivers from, our Business Conduct Policy that are required to be publicly disclosed pursuant to rules of the SEC.

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

Rail Facilities

P&W owns land and a building with approximately 69,500 square feet of floor space in Worcester, Massachusetts. The building houses the Company’s executive and administrative offices and some of the Company’s storage space. Approximately 4,735 square feet is leased to an outside tenant. In addition, the Company owns various maintenance buildings and other structures related to its railroad operations.

The Company owns and operates three principal classification yards located in Worcester, Massachusetts, Cumberland, Rhode Island and Plainfield, Connecticut and also operates a classification yard in New Haven, Connecticut. In addition, the Company has maintenance facilities in Putnam and Plainfield, Connecticut and in Worcester, Massachusetts. P&W believes that its executive and administrative office facilities, classification yards and maintenance facilities are adequate to support its current level of operations and future growth.

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

P&W actively manages its real estate assets in order to maximize revenues. The income from property management is derived from sales and leasing of properties and tracks and grants of permanent and temporary easements to government agencies, utility companies and other parties for the installation of overhead or underground cables, pipelines and transmission wires as well as recreational uses such as bike paths.

Rolling Stock

The following schedule sets forth the rolling stock owned and leased by the Company as of December 31, 2012:

Description	Owned	Leased
Locomotive	30	2
Gondola	5	52
Open-Top Hopper	136	70
Flat Car	5	—
Ballast Car	30	—
Passenger Equipment	7	—
Caboose	2	—

Total	215	124

The 30 diesel electric locomotives, which include nine pre-owned 3,900 horsepower GE B39-8 locomotives acquired in 2002 and 2003, four pre-owned GE B40-8 locomotives acquired in 2004 and 2005 and three pre-owned GE B40-8W locomotives acquired in 2010, are used on a daily basis, are maintained to a high standard, comply with all FRA and AAR rules and regulations and are adequate for the needs of the Company’s freight operations. The Company leases two SD-60 locomotives. The lease commenced in 2011 and continues through March 2014. The gondolas are considered modern rail cars and are used in track maintenance and by certain P&W customers. The flat and ballast cars are used in track maintenance and, very occasionally, by certain P&W customers. The open-top hopper cars are used to support the Company’s coal traffic. Other rail freight customers use their own freight cars or obtain such equipment from other sources. The passenger equipment and cabooses are not utilized in P&W’s rail freight operations but are used on an occasional basis for Company functions, excursions and paid charter trips.

In January 2008, simultaneous with the purchase by GATX Corporation of 239,523 shares of common stock of the Company for the purchase price of $5,509,029 ($23.00/share), the Company and GATX entered into various agreements including an Exclusive Railcar Supply Agreement (the “ERSA”) for a term of five (5) years to renew automatically for successive one-year periods unless earlier terminated by either party. Under the ERSA, provided that market-competitive terms are furnished, GATX became the exclusive supplier of substantially all of P&W’s railcar needs, while various other agreements between the parties provided for the Company’s acquisition of 137 open-top hopper cars, its lease of 72 mill gondolas (reduced to 52 during 2012), and its lease of 200 automobile-carrying railcars (autoracks). The Company leases 70 aluminum open top hoppers on a per trip lease/storage arrangement. In 2011, the Company entered into a three year lease for 2 six-axle EMD SD-60’s for approximately $186,000 per annum. Additionally, in 2013, the Company and GATX entered into a lease/storage arrangement for 8 high-sided gondolas, whereby the Company pays GATX for its sporadic use on a per trip basis only.

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

The Company maintains a fleet of track maintenance equipment and aggressively pursues available opportunities to work with federal and state agencies for the rehabilitation of bridges, grade crossings and track. Certain of the Company’s locomotives, which operate on the Northeast Corridor, are equipped with cab signal technology, automatic civil speed enforcement systems and positive train control.

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

In addition to the litigation concerning the Superfund Site, the Company is defendant in certain lawsuits related to its operations. The Company believes it has made adequate provisions for any expected liability that may result from the disposition of pending litigation. Litigation is subject to inherent uncertainty, however, and an unfavorable outcome on any matter could materially adversely affect the Company’s business.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock is quoted on the NASDAQ under the trading symbol “PWX”. The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported on the NASDAQ. The Preferred Stock is not quoted on a market and is non-cumulative and the dividend is limited to $5 per share per annum and is convertible to 100 shares of Common Stock. Also included are dividends paid per share of Preferred Stock and Common Stock during these quarterly periods.

	Common Stock Trading Prices		Dividends Paid
	High	Low	Preferred	Common
2011
First Quarter	$18.21	$15.09	$5.00	$.04
Second Quarter	16.86	13.75	–0–	.04
Third Quarter	15.11	10.50	–0–	.04
Fourth Quarter	13.40	11.40	–0–	.04
2012
First Quarter	$15.20	$11.60	$5.00	$.04
Second Quarter	16.16	12.51	–0–	.04
Third Quarter	13.95	12.20	–0–	.04
Fourth Quarter	14.90	13.17	–0–	.04

As of March 1, 2013, there were approximately 600 holders of record of the Company’s common stock and 8 holders of record of the Company’s Preferred Stock.

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

Property and Equipment

The Company’s rail operations are highly capital intensive. Property and equipment, including land held for development, is stated at historical cost (including self-construction costs). Self-construction costs for track structure include material costs for ties, rail, other track materials and ballast; the cost of direct and supervisory labor, including railroad retirement taxes and employee benefits; costs for track machinery and equipment (including depreciation) and various other overhead costs. Major renewals or betterments are capitalized while routine maintenance and repairs that do not improve or extend asset lives are charged to expense when incurred. Costs are capitalized to the extent that they are incurred in connection with the replacement of track structure pursuant to a program of rehabilitation which results in significant future economic benefit or with the construction of new track structure. A program of rehabilitation or construction of new track structure generally includes ballast, rail and other track material and ties. Costs for routine maintenance are expensed. Routine maintenance items include the sporadic replacement of ties, replacement of track structure damaged in a derailment, washout or other cause or event and the costs of general upkeep of track structure to keep it in good operating condition. Costs are capitalized or expensed depending on the facts and circumstances of each specific project. The total amount of the costs to be capitalized is based on the per unit standard cost for each category of expenditure (ties, rail and other track material and ballast) and the number of equivalent units installed. Per unit costs are developed annually using costs incurred for materials, direct labor and overhead.

Properties and equipment are carried at cost and are depreciated over their useful lives. Items included in track structures with similar physical characteristics, use, date of installation and expected life are grouped together into separate asset classes and depreciated by the estimated useful life for the asset class group. Gains or losses on sales or other dispositions of property are credited or charged to other income.

The Company reviews property and equipment retirements each year in order to determine whether or not the estimated useful lives are reasonable. Since, in most instances, assets retired have been fully or substantially depreciated, the Company has not found it necessary, historically, to make any significant adjustments to their estimated useful lives. Retirements of track structures are recorded by removing the historical cost and related accumulated depreciation of its oldest track structures with the related gain or loss being charged to other income. Historically, the Company has not had any significant retirements of track infrastructure which it considers to be abnormal and not in the normal course of business.

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

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating losses and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the dates of enactment. Valuation allowances are established when it is estimated that it is more likely than not that the deferred tax asset will not be realized.

Overview

The Company is a freight railroad operating in Massachusetts, Rhode Island, Connecticut and New York.

The Company generates operating revenues primarily from the movement of freight in both conventional freight cars and in intermodal containers on flat cars over its rail lines. Freight revenues are estimated and recorded at the time shipments move onto the Company’s or the connecting carrier’s track. Modest freight-related operating revenues are derived from demurrage, switching, weighing, special train and other transportation services. Other operating revenues are derived from services rendered to freight customers and other outside parties by the Company’s Maintenance of Way, Communications & Signals, and Maintenance of Equipment departments. Operating revenues also include amortization of deferred grant income and rental income.

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

The Company also generates other income through sales of properties, grants of easements and licenses. Other income or loss from the sale, condemnation, disposal of property and equipment and grants of permanent easements is recorded at the time the transaction is consummated and collectability is assured. Other income varies significantly from year to year.

One of the Company’s customers, which ships construction aggregates from three separate quarries on the Company’s rail system to locations in Connecticut and New York, accounted for 10.8% of the Company’s freight operating revenues in 2012. Though no single customer accounted for 10% or more of its total operating revenues in 2011, revenues attributable to individual shippers served by Motiva Enterprises LLC, which operates a petroleum blending and storage terminal located in Providence, Rhode Island on the Company’s lines, accounted for more than 10% of the Company’s operating revenues. The Company does not believe that these customers will cease to be rail shippers in the foreseeable future.

Results of Operations

The following table sets forth the Company’s operating revenues, exclusive of rental revenues, by category in dollars and as a percentage of operating revenues:

	Years Ended December 31,
	2012		2011
	(in thousands, except percentages)
Freight Revenues:
Conventional carloads	$26,669	90.7%	$28,692	90.5%
Containers	1,178	4.0	751	2.4
Other freight-related	888	3.0	872	2.7
Other operating revenues	670	2.3	1,383	4.4

Total	$29,405	100.0%	$31,698	100.0%

The following table sets forth conventional carload freight revenues by commodity group in dollars and as a percentage of such revenues:

	Years Ended December 31,
	2012		2011
	(in thousands, except percentages)
Automobiles	$2,800	10.5%	$2,841	9.9%
Chemicals and plastics (including ethanol)	10,428	39.1	12,452	43.4
Construction aggregates	4,454	16.7	4,619	16.1
Coal	640	2.4	717	2.5
Metal products	2,347	8.8	2,841	9.9
Food and agricultural products	1,573	5.9	1,578	5.5
Forest and paper products	2,587	9.7	2,267	7.9
Other	1,840	6.9	1,377	4.8

Total	$26,669	100.0%	$28,692	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues, exclusive of rental revenues:

	Years Ended December 31,
	2012		2011
	(in thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$16,539	56.2%	$16,160	51.0%
Casualties and insurance	1,075	3.7	1,279	4.0
Depreciation	3,403	11.6	3,274	10.3
Diesel fuel	3,446	11.7	3,990	12.6
Car hire, net	957	3.3	1,063	3.4
Purchased services, including legal and professional fees	2,364	8.0	2,909	9.2
Repairs and maintenance of equipment	1,767	6.0	1,114	3.5
Track and signal materials	1,972	6.7	1,166	3.7
Track usage fees	971	3.3	1,169	3.7
Other materials and supplies	1,252	4.3	1,221	3.9
Other	2,284	7.8	2,227	7.0

Total	36,030	122.6	35,572	112.3
Less capitalized and recovered costs, including amounts relating to the Amtrak Agreement[1]	8,551	29.1	3,677	11.6

Total	$27,479	93.5%	$31,895	100.7%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Operating Revenues

Operating Revenues decreased $2.3 million, or 7.3%, to $29.4 million in 2012 from $31.7 million in 2011. This decrease is the net result of a $2.0 million (7.1%) decrease in conventional freight revenues, a $427 thousand (56.9%) increase in container freight revenues, a $16 thousand (1.8%) increase in other freight-related revenues and a $713 thousand (51.6%) decrease in other operating revenues.

The decrease in conventional freight revenues is attributable to an 11.5% decrease in traffic volume, offset by a 5.9% increase in the average revenue received per carloading. In 2012, the Company’s conventional carloadings decreased by 4,126 to 31,725 from 35,851 in 2011. Shipments of metal and chemicals and plastics (including ethanol) decreased during the year ended December 31, 2012 by approximately 38.5% and 23.9%, respectively, over prior year levels due to changing shipping patterns of ethanol on account of drought conditions during summer 2012 and the 2012 bankruptcy of an on-line scrap customer. The increase in the average revenue received per conventional carloading is largely attributable to price increases.

[1]	For an explanation of the Amtrak Agreement, see Note 10 on page II-25

The increase in container freight revenues is the result of increased traffic volume and a 6.8% increase in the average revenue received per container. Container volume increased by 5,321 containers to 16,113 in 2012 from 10,792 in 2011. The increase in container traffic is primarily a result of the terminal operator located on the Company’s line obtaining an additional customer. This increase in traffic, along with improved economic conditions, contributed to the increase in the average revenue received per container.

Other operating revenues include billings for siding maintenance, signal maintenance, flagging and other services rendered to freight customers and other outside parties. The 2012 decrease was due to decreased maintenance department billings for signal maintenance.

Other Income

Other income increased by $1.3 million to $2.7 million in 2012 from $1.4 million in 2011. The Company received $2.6 million for the grant of permanent easement and $1.2 million in settlement of certain legal proceedings and with respect to the granting of a permanent easement during 2012 and 2011, respectively.

Operating Expenses

Operating expenses decreased by $4.4 million, or 13.8%, to $27.5 million in 2012 from $31.9 million in 2011. Decreases in diesel fuel expense and car hire due to decreased traffic volume resulting in reduced diesel fuel consumption, and decreases in purchased services and other expenses, accounted for $1.4 million of this decrease. Personnel costs increased due to contractually-required increases in pay rates and health care premium increases (totaling $379 thousand). Repairs and maintenance and track and signal materials increased by $1.5 million due mainly to reduced scrap material offsets and increased material demand in connection with recoverable projects. These increases were offset by $3.6 million of recoveries due to the Amtrak Agreement executed in 2012, $751 thousand of increased capital projects performed by Company personnel and $523 thousand of recoveries for primarily signal related projects.

Interest Expense

Interest expense was $202 thousand in 2012 and $110 in 2011. The increase was due to the long term debt carried by the Company for the full year of 2012. Additionally, in 2011, $70 thousand of interest expense was capitalized in conjunction with the Willimantic Branch rehabilitation project.

Provision for Income Taxes (Benefit)

The Company’s federal income tax provision for 2012 was $1.5 million. This amount approximates the Company’s expected tax rate plus a decrease in the Company’s valuation allowance against its deferred tax assets of $293 thousand (6% of the total effective tax rate).

Liquidity and Capital Resources

During 2012 and 2011, the Company generated $2.4 million and $5.9 million, respectively, of cash from operating activities.

During 2012, the Company’s cash flows used in investing activities were $943 thousand. Capital expenditures were $3.6 million, partially offset by proceeds from the sale of property, equipment and easements of $2.6 million. The Company’s expenditures for track structure replacement net of grants for the past two years were:

Net Expenditures for Track Structure
December 31,	Replacements (In Thousands)
2011	$7,188
2012	$2,855

Substantially the entire mainline track owned by the Company meets FRA Class 3 standards, and the Company intends to continue to maintain this track at this level. The Company expended $2.8 million and $7.2 million for additions and improvements to its track structure in 2012 and 2011, respectively. During 2011, the Company rehabilitated 14 track miles of the Willimantic Branch from Versailles, CT to Willimantic, CT. The Company expects that on average it will continue to spend between $2 million and $3 million per year for capitalized track improvements adjusted annually for inflation. Improvements to the Company’s track structure are made, for the most part, by the Company’s Maintenance of Way Department personnel.

During 2012, the Company utilized $4.4 million of cash for financing activities. For 2012, the primary drivers of cash flows utilized in financing activities were $3.9 million for the retirement of the Company’s long term debt and $778 thousand for the payment of dividends partially offset by $75 thousand from the exercise of stock options and employee stock purchases and by $245 of deferred grant income.

In 2012, the Company paid dividends in the amount of $5 per share, aggregating $3.2 thousand, on its outstanding noncumulative preferred stock and $0.16 per share, aggregating $775 thousand, on its outstanding common stock. In January 2013, the Company declared a preferred stock dividend of $5 per share ($3.2 thousand) and a $.04 dividend per common share ($193 thousand). Continued payment of such dividends is contingent upon the Company’s continuing to have the necessary financial resources.

The Company’s revolving line of credit of $5.0 million with a commercial bank was extended through June 2015 with the same bank under the same terms and conditions. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line and has no compensating balance requirements. The Company had no amounts outstanding under the line of credit as of December 31, 2012.

During 2012, the Company entered into an agreement with an unrelated third-party shipping customer. Under the agreement, the customer agreed to pay for certain qualified railroad track maintenance expenditures, including capital additions to the Company’s track structure. In return the Company agreed to assign railroad track miles to the shipping customer which would enable that customer to claim certain track maintenance credits pursuant to Section 45G of the Internal Revenue Code (“45G”). The Company received $1.8 million (net of related commissions and fees) for its assignment of railroad track miles under 45G for its 2012 credits. 45G was extended through December 31, 2013 and should 45G not be extended or reauthorized subsequent to 2013, the Company would no longer be able to assign its railroad track miles under 45G.

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

The property is located one-half mile from Interstate 195. In 2006, the Rhode Island Department of Transportation (“RIDOT”) awarded a contract to construct Waterfront Drive, which provides direct vehicular access from the interstate highway system to the South Quay, which project was completed in 2007. In fall 2012, the extension of Waterfront Drive northward toward an industrial area, where the Company owns two additional waterfront parcels comprising 11 acres, creating direct access to such property, was completed. RIDOT is now working to improve access from Waterfront Drive to Interstate 195.

The City of East Providence has created a waterfront redevelopment area with a zoning overlay to encourage development of offices, hotels, restaurants, shops, marinas, apartments and other “clean” employment. The Company has been cooperating with the City of East Providence in these efforts.

Item 8. Financial Statements and Supplementary Data

PROVIDENCE AND WORCESTER RAILROAD COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Providence and Worcester Railroad Company

Worcester, Massachusetts

We have audited the accompanying balance sheets of Providence and Worcester Railroad Company (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stowe & Degon LLC

Westborough, Massachusetts

March 22, 2013

PROVIDENCE AND WORCESTER RAILROAD COMPANY

BALANCE SHEETS

(Dollars in Thousands Except Per Share Amounts)

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$951	$3,943
Accounts receivable, net of allowance for doubtful accounts of $115 in 2012 and 2011	4,461	3,570
Materials and supplies	979	842
Prepaid expenses and other current assets	445	412
Deferred income taxes	294	291

Total Current Assets	7,130	9,058
Property and Equipment, net	86,071	84,676
Land Held for Development	12,457	12,457

Total Assets	$105,658	$106,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$120
Accounts payable	4,333	4,046
Current portion of deferred grant and other revenue	111	111
Accrued expenses	1,625	2,327

Total Current Liabilities	6,069	6,604

Long-Term Debt, net of current portion	—	3,821

Deferred Income Taxes	13,360	12,290

Deferred Grant and Other Revenue	10,305	10,487

Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2012 and 2011	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,841,955 shares in 2012 and 4,833,012 shares in 2011	2,421	2,417
Additional paid-in capital	37,444	37,271
Retained earnings	36,027	33,269

Total Shareholders’ Equity	75,924	72,989

Total Liabilities and Shareholders’ Equity	$105,658	$106,191

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

	Years Ended December 31,
	2012	2011
Operating Revenues	$29,960	$32,325

Operating Expenses:
Maintenance of way and structures	338	3,382
Maintenance of equipment	3,891	3,738
Transportation	10,768	11,326
General and administrative	4,532	5,178
Depreciation	3,403	3,274
Taxes, other than income taxes	2,976	2,545
Car hire, net	957	1,063
Employee retirement plans	221	220
Track usage fees	393	1,169

Total Operating Expenses	27,479	31,895

Income from operations	2,481	430
Other income, net	2,744	1,368
Interest expense	(202)	(110)

Income before income taxes	5,023	1,688
Provision for Income Taxes	1,487	753

Net Income	3,536	935
Preferred Stock Dividends	3	3

Net Income Available to Common Shareholders	$3,533	$932

Basic Earnings per Common Share	$.73	$.19

Diluted Earnings per Common Share	$.72	$.19

Weighted Average Common Shares Outstanding:
Basic	4,836	4,827
Diluted	4,907	4,898

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands Except Per Share Amounts)

	Years Ended December 31, 2012 and 2011
			Additional		Total
	Preferred	Common	Paid-in	Retained	Shareholders’
	Stock	Stock	Capital	Earnings	Equity
Balance January 1, 2011	$32	$2,411	$37,045	$33,109	$72,597

Issuance of 10,362 common shares for stock options exercised, employee stock purchases, and other		6	123		129
Share based compensation – options granted			103		103
Dividends paid:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.16 per share				(772)	(772)
Net income				935	935

Balance, December 31, 2011	32	$2,417	$37,271	$33,269	$72,989
Issuance of 8,485 common shares for stock options exercised, employee stock purchases, and other		4	108		112
Share based compensation – options granted			65		65
Dividends paid:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.16 per share				(775)	(775)
Net income				3,536	3,536

Balance, December 31, 2012	$32	$2,421	$37,444	$36,027	$75,924

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$3,536	$935
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	3,403	3,274
Note receivable	—	60
Non-cash component of Amtrak Agreement	(1,108)	—
Amortization of deferred income	(427)	(274)
Gains from sale, condemnation and disposal of property, equipment and easements, net	(2,540)	(1,950)
Deferred grant and other income	—	2,771
Deferred income taxes	1,067	643
Share-based compensation	102	132
Increase (decrease) in cash and cash equivalents from:
Accounts receivable	(891)	(781)
Materials and supplies	(137)	(290)
Prepaid expenses and other	(33)	(30)
Accounts payable and accrued expenses	(622)	1,429
Other	—	(2)

Net cash flows from operating activities	2,350	5,917

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,553)	(8,273)
Proceeds from note receivable	—	384
Proceeds from sale and condemnation of property, equipment and easements	2,610	2,032

Net cash flows used in investing activities	(943)	(5,857)

Cash Flows from Financing Activities:
Payments under line of credit	—	(900)
Proceeds from long-term debt	—	4,000
Payments on long-term debt	(3,941)	(59)
Dividends paid	(778)	(775)
Issuance of common shares for stock options exercised and employee stock purchases	75	100
Proceeds from deferred grant income	245	—

Net cash flows from (used in) financing activities	(4,399)	2,366

(Decrease) Increase in Cash and Cash Equivalents	(2,992)	2,426
Cash and Cash Equivalents, Beginning of Year	3,943	1,517

Cash and Cash Equivalents, End of Year	$951	$3,943

Supplemental Disclosures:
Cash paid during year for interest	$219	$94
Cash paid during year for income taxes, net	$115	$45
Capital expenditures financed through accounts payables	$450	$164

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011

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

Property and Equipment

Property and equipment, including land held for development, is stated at historical cost (including self-construction costs). Acquired railroad property is recorded at the purchased cost. Self-construction costs for track structure include material costs for ties, rail, other track materials and ballast; the cost of direct and supervisory labor, including railroad retirement taxes and employee benefits; costs for track machinery and equipment (including depreciation) and various other overhead costs. Major renewals or betterments are capitalized while routine maintenance and repairs, which do not improve or extend asset lives, are charged to expense when incurred. Costs are capitalized to the extent that they are incurred in connection with the replacement of track structure pursuant to a program of rehabilitation which results in significant future economic benefit or the construction of new track structure. A program of rehabilitation or construction of new track structure generally includes ballast, rail and other track material and ties. Costs for routine maintenance are expensed. Routine maintenance items include the sporadic replacement of ties, replacement of track structure damaged in a derailment, washout or other cause or event and the costs of general upkeep of track structure to keep it in good operating condition. Costs are capitalized or expensed depending on the facts and circumstances of each specific project. The total amount of the costs to be capitalized is based on the per unit standard cost for each category of expenditure (ties, rail and other track material and ballast) and the number of equivalent units installed. Per unit costs are developed annually using costs incurred for materials, direct labor and overhead.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011

(Dollars in Thousands Except Per Share Amounts)

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

The Company reviews property and equipment retirements each year, in order to determine whether or not the estimated useful lives are reasonable. Since, in most instances, assets retired have been fully or substantially depreciated, the Company has not found it necessary, historically, to make any significant adjustments to their estimated useful lives. Retirements of track structure are recorded by removing the historical cost and related accumulated depreciation of the equivalent amount of its oldest track structures in the related asset class group. Gains or losses on sales or other dispositions are credited or charged to other income. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When circumstances indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of the assets in determining whether the carrying amounts of the assets are recoverable. If impairment exists it is measured by comparing the carrying value to the fair value. No impairments were recognized in the years presented.

Deferred Grant Income and other

The Company has availed itself of various federal and state programs administered by the states of Connecticut, Massachusetts and Rhode Island for reimbursement of expenditures for capital improvements. In order to receive reimbursement, the Company must submit requests for the projects, including cost estimates. The Company receives from 70% to 100% of the costs of such projects, which have included bridges, track structure and public improvements. To the extent that such grant proceeds are used to fund capital improvements to bridges and track structure, they are recorded as deferred grant income and amortized into operating revenues on a straight-line basis over the estimated useful lives of the related improvements ($245 in 2012 and $265 in 2011).

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

Revenue Recognition and Concentration of Credit Risk

Freight revenues are estimated and recorded at the time shipments move onto the Company’s tracks or the connecting carrier’s tracks. Due to the short time of delivery to customers or the connecting carriers, freight revenues recognized at the time shipments move onto the Company’s tracks is not materially different from the revenue recognition of freight revenues as shipments progress. Freight revenues are recorded net of any unloading allowances or other fees.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011

(Dollars in Thousands Except Per Share Amounts)

Other freight-related and operating revenues are recorded at the time services are rendered to the customer.

Gain or loss from sale, condemnation and disposal of property and equipment and easements is recorded at the time the transaction is consummated and collectability is assured.

The Company serves approximately 140 customers in Massachusetts, Rhode Island, Connecticut and New York. The Company’s ten (10) largest customers account for more than half of its operating revenues. One of the Company’s customers, which ships construction aggregates from three separate quarries on the Company’s rail system to locations in Connecticut and New York, accounted for 10.8% of the Company’s freight operating revenues in 2012. Though no single customer accounted for 10% or more of its total operating revenues in 2011, revenues attributable to individual shippers served by Motiva Enterprises LLC, which operates a petroleum blending and storage terminal located in Providence, Rhode Island on the Company’s lines, accounted for more than 10% of the Company’s operating revenues. The Company does not believe that these customers will cease to be rail shippers or will substantially decrease their freight volumes in the foreseeable future.

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

Income per Common Share

Basic income per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income per common share reflects the effect of the Company’s outstanding convertible preferred stock (using the if-converted method) and options (using the treasury stock method), except where such items would be anti-dilutive.

A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

	2012			2011
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic Earnings per Share
Net Income available to Common Shareholders	$3,533			$932

Basic Earnings per share	$3,533	4,836	$.73	$932	4,827	$.19

Diluted Earnings per Share
Net Income available to Common Shareholders	$3,533			$932

Effect of Dilutive Securities		71			71

Diluted Earnings per Share	$3,533	4,907	$.72	$932	4,898	$.19

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011

(Dollars in Thousands Except Per Share Amounts)

Options to purchase 64,547 and 59,621 shares of common stock were outstanding at December 31, 2012 and 2011, respectively. Certain options were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and would be anti-dilutive. For 2012 and 2011, 6,108 and 7,064 shares, respectively, relating to the options were included in the calculation of diluted earnings per share. Shares of preferred stock convertible into 64,000 shares of common stock were outstanding during 2012 and 2011. For 2012 and 2011, these were included in the calculation of diluted earnings per share.

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

The Company believes that the fair value of its financial instruments including accounts receivables and accounts and notes payable (bank facilities) approximate their respective book values at December 31, 2012 and 2011. The Company utilized Level 2 inputs.

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

Liabilities for casualty claims, legal judgments and other loss contingencies are recorded when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. It is the position of the Company not to accrue estimated legal fees for appeals of legal judgments since such costs do not meet the definition of a liability and thus are accruable only at such time as legal services have been provided.

Comprehensive Income

Comprehensive Income equals net income for 2012 and 2011.

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

YEARS ENDED DECEMBER 31, 2012, 2011

(Dollars in Thousands Except Per Share Amounts)

Recent Accounting Pronouncements

The Company reviews new accounting standards when issued. The Company does not believe any of the recent accounting pronouncements will have a significant impact on its financial statements.

Reclassifications

Certain amounts in the 2011 financial statements have been reclassified to conform with the 2012 presentation. Other income is now shown below income from operations on the statements of operations.

2.	Share-Based Compensation

The Company has a non-qualified stock option plan (“SOP”) covering all management personnel who have a minimum of one year of service with the Company and who are not holders of a majority of either its outstanding common stock or its outstanding preferred stock. In addition, the Company’s outside directors are eligible to participate in the SOP. The Company’s stockholders have authorized 5% of the shares of common stock outstanding (242,098 shares at December 31, 2012) for issuance under the SOP. Options granted under the SOP, which are fully vested when granted, are exercisable over a ten year period at the closing market price for the Company’s common stock on the last business day of the year prior to the date the options are granted. The Company issues new common stock to satisfy stock options exercised.

The Company recognizes compensation expense for new stock option grants at fair value on the grant date, less estimated forfeitures. Stock-based employee compensation expense, net of income taxes, in the amounts of $42 and $66, has been charged against income in 2012 and 2011, respectively, for stock options granted. The Company’s policy is to estimate the fair market value of each option granted on the date of grant, the first business day in January of each year, using the Black-Scholes option pricing model, and to record the compensation expense in the year in which the grant was made. Management’s estimating requires the use of estimates that are highly subjective including items such as the expected life of the option grants, the expected stock price volatility and the expected dividend payment rate. The expected life is based upon historical experience and is estimated for each grant. The expected volatility is based upon a combination of historical and implied volatility. The expected dividend rate is based upon historical yields. The risk free rate is based upon on a zero-coupon U.S. Treasury rate at the time of grant with maturity dates that coincide with the expected life of the options.

Key assumptions used to apply the Black-Scholes option pricing model are set forth below:

	2012	2011
Average risk-free interest rate	1.52%	2.55%
Expected life of option grants	5.0 years	6.0 years
Expected volatility of underlying stock	101%	92%
Expected dividend payment rate, as a percentage of the share price on the date of grant	1.40%	.96%
Weighted average grant date fair value	$7.89	$11.93

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011

(Dollars in Thousands Except Per Share Amounts)

The following table summarizes the stock option activity under the Company’s plan:

		Weighted Average
	Number Of Options	Exercise Price	Fair Value
Outstanding and exercisable at December 31, 2010	55,901	$13.08
Granted	8,590	16.75	$11.93
Exercised	(2,711)	8.54
Expired	(2,159)	7.13

Outstanding and exercisable at December 31, 2011	59,621	$14.03
Granted	8,241	11.40	$7.89
Exercised	(1,709)	8.97
Expired	(1,606)	6.75

Outstanding and exercisable at December 31, 2012	64,547	$14.00

The total intrinsic value of options exercised for the years ended December 31, 2012 and 2011 totaled approximately $9 and $28, respectively, and cash proceeds from the exercise of stock options totaled approximately $14 and $23 for the years ended December 31, 2012 and 2011, respectively. The income tax benefits realized from the exercise of stock options were not material for the periods presented.

The aggregate intrinsic value of the stock options outstanding, based on the closing stock price of the Company’s common stock as of December 31, 2012 and 2011, totaled approximately $71 and $31, respectively. The weighted average of the remaining life was five years at December 31, 2012 and 2011.

Common Stock Awards

The Company has awarded certain of its employees common stock under stock award plans. During the years ended December 31, 2012 and 2011, the Company awarded 1,735 and 1,960 shares, respectively. The compensation expense recorded for these awards was $27 and $29 for 2012 and 2011, respectively. Common stock awarded under such stock award plans vests immediately.

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011

(Dollars in Thousands Except Per Share Amounts)

4.	Property and Equipment

Property and equipment consists of the following:

A detail of the Company’s net properties are as follows:

		Accumulated	Net Book
As of December 31, 2012	Cost	Depreciation	Value
Property :
Land and land improvements	$11,474	$—	$11,474
Buildings and other structures	8,442	(3,764)	4,678
Track structures:
Rail and other track material	29,953	(6,783)	23,170
Ballast	5,878	(1,642)	4,236
Ties	50,922	(23,415)	27,507
Bridges & Trestles	7,612	(2,504)	5,108
Other	1,275	(915)	360

Total property	115,556	(39,023)	76,533
Equipment:
Office	417	(364)	53
Locomotives	12,538	(7,321)	5,217
Rail cars	2,382	(1,474)	908
Vehicles	2,658	(2,428)	230
Signals and crossing	1,336	(790)	546
Track	1,551	(1,361)	190
Other	4,619	(3,484)	1,135

Total equipment	25,501	(17,222)	8,279
Construction-in-process	1,259	—	1,259

Total Property and Equipment	$142,316	$(56,245)	$86,071

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011

(Dollars in Thousands Except Per Share Amounts)

		Accumulated	Net Book
As of December 31, 2011	Cost	Depreciation	Value
Property :
Land and land improvements	$11,460	$—	$11,460
Buildings and other structures	8,353	(3,587)	4,766
Track structures:
Rail and other track material	29,230	(6,389)	22,841
Ballast	5,767	(1,564)	4,203
Ties	49,720	(22,472)	27,248
Bridges & Trestles	7,094	(2,367)	4,727
Other	1,276	(889)	387

Total property	112,900	(37,268)	75,632
Equipment:
Office	404	(333)	71
Locomotives	11,790	(6,829)	4,961
Rail cars	2,382	(1,278)	1,104
Vehicles	2,632	(2,342)	290
Signals and crossing	1,206	(720)	486
Track	1,554	(1,338)	216
Other	4,547	(3,296)	1,251

Total equipment	24,515	(16,136)	8,379
Construction-in-process	665	—	665

Total Property and Equipment	$138,080	$(53,404)	$84,676

Construction-in-process consisted primarily of costs associated with track and building upgrades. During 2012, the Company recorded the rail to be received in conjunction with the Amtrak Agreement as construction-in-progress.

During 2011, the Company capitalized $70 of interest during the Willimantic Branch rehabilitation. No interest amounts were capitalized during 2012.

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011

(Dollars in Thousands Except Per Share Amounts)

The property is located one half-mile from Interstate 195 (“I-195”). In 2006, the Rhode Island Department of Transportation (“RIDOT”) awarded a contract for roadway improvements to provide direct vehicular access from the interstate highway system to the South Quay, which project was completed in 2007. In fall 2012, the extension of Waterfront Drive northward toward an industrial area, in which the Company owns two additional waterfront parcels comprising 11 acres, creating direct access to such property, was completed. RIDOT is now working to improve access from Waterfront Drive to I-195.

The City of East Providence has created a waterfront redevelopment area with a zoning overlay that would encourage development of offices, hotels, restaurants, shops, marinas, apartments and other “clean” employment. The Company has been cooperating with the City of East Providence in these efforts.

Robert Eder, who owns a majority of the Company’s Preferred Shares, with his wife, also controls Capital Properties, Inc. (“CPI”) and its subsidiaries. Pursuant to an agreement between the Company and Getty Oil Company (Eastern Operations), Inc. dated August 6, 1975, the Company has the right to relocate any portion of two pipelines located within the Company’s right of way, in East Providence, Rhode Island. The Company and CPI have supported an extension of Waterfront Drive in East Providence along the Company’s right of way which was completed in the fall of 2012. The State of Rhode Island’s plans for Waterfront Drive’s extension required a relocation of a portion of the pipelines which the Company has the right to relocate. RIDOT entered into an agreement with the Company to reimburse the Company for expenses incurred by itin relocating the pipelines up to a maximum of $159. In May, 2011 CPI’s subsidiary, Capital Terminal Company (“CTC”), entered into an agreement with the Company to act as the Company’s agent to select, direct and supervise all subcontractors subject to the Company’s approval. All invoices from contractors to CTC are submitted to the Company for approval along with a check from CTC in the amount of the invoice. The Company pays the invoice out of the funds provided by CTC. The Company is then obligated to submit the invoices to RIDOT for reimbursement under its agreement with RIDOT. When the Company receives reimbursement from RIDOT, it is obligated to pay that amount to CTC. Any shortfall in RIDOT’s reimbursement is borne by CTC. During 2011, the Company received invoices of $219, which were paid by the Company to the subcontractors out of funds received from CTC. CTC, through subcontractors, completed the pipeline relocation during 2011. At December 31, 2011, the Company recorded a receivable in the amount of $219 from RIDOT and recorded corresponding accounts payable to CTC in the same amount. The Company is obligated to CTC only to the extent it receives payment from RIDOT. At December 31, 2012, the Company has remaining a receivable from RIDOT and a payable to CTC in the amount of $22.

6.	Debt

Revolving Line of Credit

The Company has a revolving line of credit facility in the amount of $5,000 from a commercial bank expiring on June 25, 2015. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. At December 31, 2012 and 2011, no amounts were outstanding under the line of credit.

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011

(Dollars in Thousands Except Per Share Amounts)

The Company retired all amounts due under the loan, without penalty, during December 2012. As of December 31, 2011, the outstanding principal balance was $3,941.

The Company is in compliance with its related debt covenants as of December 31, 2012.

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2012	2011
Salaries and wages	$691	$580
Payroll taxes	168	380
Simplified employee pension plan contributions	197	193
Legal and professional fees	75	244
Casualty loss claims	390	436
Other	104	494

	$1,625	$2,327

8.	Other Income

Other income consists of the following:

	Years Ended December 31,
	2012	2011
Gains and losses from sale, condemnation and disposal and retirement of property, equipment and easements, net	$2,523	$1,250
Interest and other	221	118

	$2,744	$1,368

The Company received $2,605 for the grant of a permanent easement and $1,240 in settlement of certain legal proceedings and the grant of a permanent easement during 2012 and 2011, respectively.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011

(Dollars in Thousands Except Per Share Amounts)

9.	Railroad Track Maintenance Credits:

During the fourth quarter of 2012 and during 2011, the Company entered into an agreement with an unrelated third-party shipping customer. Under the agreement, the customer agreed to pay for certain qualified railroad track maintenance expenditures, including capital additions to the Company’s track structure during 2012. In return the Company agreed to assign railroad track miles to the shipping customer which would enable that customer to claim certain track maintenance credits pursuant to section 45G of the Internal Revenue Code of 1986. For the year ended December 31, 2012, $1,800 was realized as a result of the agreements. For 2012, the credit for 45G was reauthorized during 2013 retroactive to 2012. As such, amounts due from the unrelated third-party shipper are included in accounts receivable at December 31, 2012. For the year ended December 31, 2011, $1,800 was realized as a result of the agreements. The Railroad Track Maintenance Credits were accounted for as a reduction of Operating Expenses—Maintenance of Way and Structures in the Statement of Operations.

10.	Amtrak Agreement

On April 4, 2012, the Company and National Railroad Passenger Corporation (“Amtrak”) entered into the 2012 Settlement and Amendment Agreement (the “2012 Agreement”) which settled certain disputes between the parties and amended, in part, both an Agreement dated January 3, 1978 (the “1978 Agreement”) and an Agreement dated July 9, 1979 by and between Amtrak and the Company. Under the 1978 Agreement, Amtrak had the right to remove certain Company trackage subject to the requirement of providing replacement facilities.

Under the 2012 Agreement, Amtrak’s obligations to the Company for outstanding track capacity are satisfied in full by, among other things, Amtrak (1) granting the Company a license for railroad operations to certain Amtrak trackage located in Cranston, RI (the “Cranston Yard Trackage”) ($179), (2) delivering to the Company track materials ($684), (3) granting the Company a credit against mileage charges payable to Amtrak by the Company for freight traffic utilizing the Northeast Corridor ($2,571), and (4) cash and relief of certain outstanding obligations the Company owed to Amtrak ($2,143), with the foregoing items having an agreed aggregate value of $5,577. The 2012 Agreement also relieves Amtrak of any future obligation (a) to maintain the Cranston Yard Trackage, and (b) to replace P&W track capacity modified or eliminated by Amtrak provided that no such modification or elimination may unreasonably interfere with the continuity of tracks being used for P&W’s freight service. The 2012 Agreement also contains provisions allocating the risk of use of the Cranston Yard Trackage, establishing procedures for contesting Amtrak invoices for maintenance along the Northeast Corridor, permitting the Company to bill Amtrak for non-routine services requested by Amtrak and provided by the Company, and permitting Amtrak to deduct from its cash payment to the Company the amount of certain uncontested invoices.

The Company recorded such amounts as recoveries of related operating expenses. The Company recorded recoveries of $3,006 during the second quarter of 2012, offsetting Maintenance of Way expense. The Company recognizes the expense offset relative to track usage fees as the expenses are incurred. As such, the Company did not record any related assets or liabilities relative to the mileage credit. During 2012, the Company has recorded the following offsets to Track Usage Fees expense on the statement of operations which amounts have been deducted from the track mileage credit remaining:

	Years Ended December 31,
	2012	2011
Mileage credit available	$2,571	$—
Operating rights offset	577	—

Mileage credit remaining	$1,994	$—

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011

(Dollars in Thousands Except Per Share Amounts)

11.	Income Taxes (Benefit)

The provision for income taxes (benefit) consists of the following:

	Years Ended December 31,
	2012	2011
Current:
Federal	$320	$—
State	100	110

	420	110
Deferred:
Federal	1,054	674
State	13	(31)

	1,067	643

	$1,487	$753

The following summarizes the estimated tax effect of temporary differences that are included in the net deferred income tax provision:

	Years Ended December 31,
	2012	2011
Depreciation	$267	$237
Deferred grant income	64	(887)
Net operating loss carry forward	67	1,276
Track maintenance credit	1,016	75
AMT carry forward	—	(75)
Contribution carry forward	—	58
Accrued casualty and other claims	26	(72)
Accrued compensated time off and related payroll taxes	(35)	(15)
Share based compensation	(23)	(37)
Other	(22)	(36)
Change in valuation allowance	(293)	119

	$1,067	$643

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011

(Dollars in Thousands Except Per Share Amounts)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the Company’s net deferred income tax liability as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Deferred income tax liabilities - Differences between book and tax basis of property and equipment	$18,309	$18,064

Deferred income tax assets:
Deferred grant income	3,685	3,749
Net operating loss carry forwards	—	67
Track maintenance credit carry forwards	3,400	4,416
Alternative minimum tax carry forwards	75	75
Accrued casualty and other claims	138	164
Accrued compensated time off and related payroll taxes	223	188
Share based compensation	211	188
Allowance for doubtful accounts and other	76	76

	7,808	8,923
Valuation allowance	(2,565)	(2,858)

Net deferred income tax liability	$13,066	$11,999

During 2005 through 2008, the Company generated Railroad Track Maintenance Credits in the cumulative amount of $4,491. These credits may be utilized, subject to certain limitations, to offset the Company’s current federal income tax liability. Any credits not utilized in the year earned may be carried forward to offset future income tax liabilities for a period of 20 years. The Company maintains a valuation allowance on its deferred tax assets when, based upon available evidence such as the reversal of taxable temporary differences and projected future taxable income, it is more likely than not that a portion of its deferred tax assets will not be realized. Based on the Company’s earnings history, projected future taxable income and the expectation of reversing deferred tax liabilities, the Company decreased its valuation allowance. The remaining deferred tax assets are considered realizable; however, they could be reduced in the near term if estimates of future taxable income are reduced or reversing taxable temporary differences are increased.

The Company had $197 of federal net operating loss carry forwards for the year ended December 31, 2011. No federal net operating loss carry forwards remained available as of December 31, 2012.

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	Years Ended December 31,
	2012	2011
Federal statutory rate	34%	34%
Nondeductible expenses, state income taxes, and other	2	3
Change in valuation allowance	(6)	8

Effective tax rate	30%	45%

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011

(Dollars in Thousands Except Per Share Amounts)

The Company’s year-end rate of 30% is a significant increase from the September 2012 rate of (20%). The significant increase in tax rate in the fourth quarter is due to changes in our reversal pattern analysis based upon fourth quarter activity, such as the re-instatement of the 45G credit.

The Company is subject to U.S. federal income tax as well as income tax in the Commonwealth of Massachusetts. All U.S. federal income and Massachusetts income tax matters have been concluded through 2009.

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011

(Dollars in Thousands Except Per Share Amounts)

13.	Employee Benefit Plans

Defined Contribution Retirement Plans

The Company has a profit-sharing plan (“Plan”) which covers all of its employees who are members of its collective bargaining units. Contributions to the Plan are required in years in which the Company has income from “railroad operations” as defined in the Plan. Contributions are to be equal to at least 10% but not more than 15% of the greater of income before income taxes or income from railroad operations subject to a maximum contribution of $3.5 per eligible employee. Contributions to the Plan may be made in cash or in shares of the Company’s common stock valued at the closing market price for the Company’s stock on the last business day of the year prior to the date the shares are granted. No contribution was made for 2012 or 2011 since the Company did not generate income from railroad operations during those years.

The Company also has a Simplified Employee Pension plan (“SEP”) which covers substantially all employees who are not members of one of its collective bargaining units. Contributions to the SEP are discretionary and are determined annually as a percentage of each covered employee’s compensation up to the maximum amount allowable by law. Contributions accrued under the SEP amounted to $197 in 2012 and $193 in 2011 which, in each year, was less than the maximum amount allowable by law.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may purchase registered shares of common stock at 85% of the market price for such shares. An aggregate of 200,000 shares of common stock are authorized for issuance under the ESPP which was established in 1997. Any shares purchased under the ESPP are subject to a two year lock-up. ESPP purchases amounted to 5,041 shares in 2012 and 5,691 shares in 2011.

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

On January 10, 2008, the Company entered into an agreement with GATX Corporation (“GATX”) whereby GATX acquired 239,523 (approximately 4.99%) newly-issued shares of the Company’s common stock for approximately $5,500 ($23 per share) to be utilized for capital improvements to enhance the Company’s railroad lines. The parties also entered into an Exclusive Railcar Supply Agreement whereby GATX has the exclusive right to supply the Company with railcars for certain rail traffic on market-competitive terms. In addition, the Company exchanged 72 of its mill gondolas for 137 open-top hoppers owned by GATX, which exchange was accounted for as a purchase. The Company agreed to lease the 72 mill gondolas from GATX under operating leases for a period of up to 7 years at a minimum annual rental of $248 (adjusted to $163 for 2013) through January 2015. During 2012, the Company and GATX amended the lease with respect to 20 of the mill gondolas which the Company returned to GATX. All other terms and conditions remained the same and, as of December 31, 2012, the total remaining obligation under this lease was $340. Rental expense of $219 and $248 was incurred under this lease in 2012 and 2011, respectively. In addition to the lease of the gondolas, which is a fixed-rent, fixed-term lease, the Company also entered into a 7 year “per-diem” lease of 200 auto carrying railcars, for which the Company is obligated to remit car-hire revenues only. In 2012 and 2011, the car-hire earned from other railroads and remitted to GATX was approximately $3,700 and $3,000, respectively.

In March 2011, the Company entered into a three year lease for 2 six-axle EMD SD-60 locomotives for approximately $186 per annum.

Subsequent to year end, the Company entered into a lease/storage arrangement for 8 high-sided gondolas, whereby the Company pays GATX for its sporadic use on a per trip basis only.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011

(Dollars in Thousands Except Per Share Amounts)

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

16.	Subsequent Event

Subsequent to year end, the Company and an unrelated third party entered into a 25 year extension of a license agreement. The Company received $926 in January 2013 for the 25 year term. Revenues under this agreement will be recognized by the Company ratably over the 25 year term.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report Regarding the Effectiveness of Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a–15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to the directors of the Company, see pages 2 through 8 and 10 of the Company’s definitive proxy statement for the 2013 annual meeting of its shareholders, which pages are incorporated herein by reference.

The following are the executive officers of the Company:

			Date of First
Name	Age	Position	Election to Office
Robert H. Eder	80	Chairman	1980
P. Scott Conti	55	President	2005
David F. Fitzgerald	62	Vice President	2005
Frank K. Rogers	51	Vice President	2005
Daniel T. Noreck	41	Treasurer	2010
Marie A. Angelini	54	Secretary	2007

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

75 Hammond Street

Worcester, Massachusetts 01610

(800) 447-2003

Internet Address: http://www.pwrr.com; wlavely@pwrr.com

Item 11. Executive Compensation

See pages 7 and 12 through 14 of the Company’s definitive proxy statement for the 2013 annual meeting of its shareholders, which pages are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See page 10 of the Company’s definitive proxy statement for the 2013 annual meeting of its shareholders, which pages are incorporated herein by reference.

III-1

The following table sets forth information as of the end of the Company’s most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	Number of Securities
	To be Issued Upon	Weighted Average
	Exercise of	Exercise Price of	Number of Securities
	Outstanding Options	Outstanding Options	Remaining Available For
Plan Category	Warrants and Rights	Warrants and Rights	Future Issuance
Equity compensation plans approved by security holders	64,547	$14.00	253,995
Equity compensation plans not approved by security holders	N/A	N/A	181,395
Total	64,547	$14.00	435,390

Item 13. Certain Relationships and Related Transactions and Director Independence

See pages 2, 5-6, 10 and 14 of the Company’s definitive proxy statement for the 2013 annual meeting of its shareholders which pages are incorporated herein by reference.

Robert Eder, who owns a majority of the Company’s Preferred Shares, with his wife, also controls Capital Properties, Inc. (“CPI”) and its subsidiaries. Pursuant to an agreement between the Company and Getty Oil Company (Eastern Operations), Inc. dated August 6, 1975, the Company has the right to relocate any portion of two pipelines located within the Company’s right of way, in East Providence, Rhode Island. The Company and CPI have supported an extension of Waterfront Drive in East Providence along the Company’s right of way which was completed in the fall of 2012. The State of Rhode Island’s plans for Waterfront Drive’s extension required a relocation of a portion of the pipelines which the Company has the right to relocate. The Rhode Island Department of Transportation (“RIDOT”) entered into an agreement with the Company to reimburse the Company for expenses incurred by us in relocating the pipelines up to a maximum of $159. In May, 2011 CPI’s subsidiary, Capital Terminal Company (“CTC”), entered into an agreement with the Company to act as the Company’s agent to select, direct and supervise all subcontractors subject to the Company’s approval. All invoices from contractors to CTC are submitted to the Company for approval along with a check from CTC in the amount of the invoice. The Company pays the invoice out of the funds provided by CTC. The Company is then obligated to submit the invoices to RIDOT for reimbursement under its agreement with RIDOT. When the Company receives reimbursement from RIDOT, it is obligated to pay that amount to CTC. Any shortfall in RIDOT’s reimbursement is borne by CTC. During 2011, the Company received invoices of $219, which were paid by the Company to the subcontractors out of funds received from CTC. CTC, through subcontractors, completed the pipeline relocation during 2011. At December 31, 2011, the Company recorded a receivable in the amount of $219 from RIDOT and has recorded corresponding accounts payable to CTC in the same amount. The Company is obligated to CTC only to the extent it receives payment from RIDOT. At December 31, 2012, the Company has remaining a receivable from RIDOT and a payable to CTC in the amount of $22.

Item 14. Principal Accounting Fees and Services

See pages 14-15 of the Company’s definitive proxy statement for the 2013 annual meeting of its shareholders which pages are incorporated herein by reference.

III-2

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	All financial statements: An index of financial statements is included in Item 8, page II-9 of this annual report.
	(3)	Listing of Exhibits.

		3.1	Articles of Incorporation, as amended, incorporated by reference from the Company’s Registration Statement on Form S-1, Registration No. 333-46433

		3.2	By-laws, as amended, incorporated by reference from the Company’s Registration Statement on Form S-8, Registration No. 333-02975

		10.1	Business Loan Agreement dated June 25, 2009 between the Registrant and Commerce Bank & Trust Company, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

		10.2	Common Stock Purchase Agreement dated January 10, 2008 between the Registrant and GATX Corporation, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

		10.3	Exclusive Railcar Supply Agreement dated January 10, 2008 between the Registrant and GATX Corporation, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

		10.4	Registration Rights Agreement dated January 10, 2008 between the Registrant and GATX Corporation, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

		10.5	Non-Qualified Stock Option Plan (incorporated by reference from the Company’s Registration Statement on Form S-1 Registration No. 33-46433)

		23	Consent of Independent Registered Public Accounting Firm.

		31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101†	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 22, 2013, formatted in eXtensible Business Reporting Language:

Balance Sheets as of December 31, 2012 and 2011;
Statements of Operations for the years ended December 31, 2012 and 2011;
Statements of Shareholders’ Equity for the years ended December 31, 2012 and 2011;
Statements of Cash Flows for the years ended December 31, 2012 and 2011; and
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

IV-1

(b)	Not applicable.

(c)	Exhibits (annexed).

IV-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

/s/ Robert H. Eder
By Robert H. Eder
Chief Executive Officer

Dated: March 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Robert H. Eder Robert H. Eder	Chairman of the Board (Chief Executive Officer)	March 22, 2013

/s/ P. Scott Conti P. Scott Conti	President and Director (Chief Operating Officer)	March 22, 2013

/s/ Daniel T. Noreck Daniel T. Noreck	Treasurer (Principal financial officer and principal accounting officer)	March 22, 2013

/s/ Richard W. Anderson Richard W. Anderson	Director	March 22, 2013

/s/ Frank W. Barrett Frank W. Barrett	Director	March 22, 2013

/s/ John J. Healy John J. Healy	Director	March 22, 2013

/s/ James C. Garvey James C. Garvey	Director	March 22, 2013

IV-3