Form 10-Q
period 2013-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2013-05-14
CIK 831968

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 6, 2013, the registrant has 4,843,138 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

Part I – Financial Information

Item 1. Financial Statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED BALANCE SHEETS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

	MARCH 31, 2013	DECEMBER 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$2,037	$951
Accounts receivable, net of allowance for doubtful accounts of $115 in 2013 and 2012, respectively	2,922	4,461
Materials and supplies	1,011	979
Prepaid expenses and other current assets	224	445
Deferred income taxes	294	294

Total Current Assets	6,488	7,130
Property and Equipment, net	85,775	86,071
Land Held for Development	12,457	12,457

Total Assets	$104,720	$105,658

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,964	$4,333
Current portion of deferred grant and other revenue	360	111
Accrued expenses	1,567	1,625

Total Current Liabilities	5,891	6,069

Deferred Income Taxes	12,968	13,360

Deferred Grant and Other Income	11,125	10,305

Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2013 and 2012	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,843,138 shares in 2013 and 4,841,955 shares in 2012	2,422	2,421
Additional paid-in capital	37,543	37,444
Retained earnings	34,739	36,027

Total Shareholders’ Equity	74,736	75,924

Total Liabilities and Shareholders’ Equity	$104,720	$105,658

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended March 31,
	2013	2012

Operating Revenue	$6,992	$6,779

Operating Expenses:
Maintenance of way and structures	1,526	1,440
Maintenance of equipment	1,019	896
Transportation	2,510	2,549
General and administrative	1,270	1,221
Depreciation	856	828
Taxes, other than income taxes	964	673
Car hire, net	239	235
Employee retirement plans	55	54
Track usage fees	42	248

Total Operating Expenses	8,481	8,144

Loss from Operations	(1,489)	(1,365)
Other income, net	6	3
Interest expense	—	(53)

Loss from operations prior to income taxes	(1,483)	(1,415)
Provision from Income Tax (Benefit)	(392)	(516)

Net Loss	(1,091)	(899)

Preferred Stock Dividends	3	3
Net Loss Available to Common Shareholders	$(1,094)	$(902)

Basic and Diluted Loss Per Common Share	$(.23)	$(.19)

Weighted-Average Common Shares Outstanding
For basic	4,842,416	4,833,031
For diluted	4,842,416	4,833,031

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(1,091)	$(899)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation	856	828
Amortization of deferred grant income	(187)	(102)
Gain from sale and disposal of property, equipment and easements	—	(34)
Deferred grant and other income	1,256	199
Deferred income taxes provision (benefit)	(392)	(516)
Share-based compensation	80	65
Increase (decrease) in cash from:
Accounts receivable	1,539	952
Materials and supplies	(32)	196
Prepaid expenses and other	221	214
Accounts payable and accrued expenses	(134)	(971)

Net cash flows provided by (used in) operating activities	2,116	(68)

Cash flows from Investing Activities:
Purchase of property and equipment	(853)	(588)
Proceeds from the sale of property	—	34

Net cash flows used in investing activities	(853)	(554)

Cash Flows from Financing Activities:
Payments on long term debt	—	(30)
Dividends paid	(197)	(196)
Proceeds from deferred grant and other revenue	—	373
Issuance of common shares for stock options exercised and employee stock purchases	20	20

Net cash flows (used in) provided by financing activities	(177)	167

Increase (decrease) in Cash and Cash Equivalents	1,086	(455)
Cash and Cash Equivalents, Beginning of Period	951	3,943

Cash and Cash Equivalents, End of Period	$2,037	$3,488

Supplemental Disclosures:
Cash paid for interest	$—	$54
Property and equipment included in accounts payable	$157	$255
Cash paid for income taxes	$420	$—

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Dollars in Thousands Except Per Share Amounts)

1.	In the opinion of management, the accompanying interim condensed financial statements of the Providence and Worcester Railroad Company (the “Company”) contain all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial position as of March 31, 2013 and the results of operations and cash flows for the three months ended March 31, 2013 and 2012 in accordance with accounting principles generally accepted in the United States. The accompanying condensed balance sheet as of December 31, 2012, has been derived from audited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission. Results for interim periods may not be necessarily indicative of the results to be expected for the full year.

Certain amounts in the 2012 financial statements have been reclassified to conform with the current presentation. Other income items which are non-recurring in nature have been reclassified as below operating income in the 2013 presentation.

2.	Recent Accounting Pronouncements:

The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company expects none of the recent accounting pronouncements will have a significant impact on its financial statements.

3.	Changes in Shareholders’ Equity:

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Balance December 31, 2012	$32	$2,421	$37,444	$36,027	$75,924
Issuance of 1,641 common shares for employee stock purchases, stock options exercised and employee stock awards		1	21		22
Share-based compensation, options granted			78		78
Dividends:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.04 per share				(194)	(194)
Net loss for the period				(1,091)	(1,091)

Balance March 31, 2013	$32	$2,422	$37,543	$34,739	$74,736

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

4.	Debt

Revolving Line of Credit:

The Company has a revolving line of credit facility in the amount of $5,000 from a commercial bank expiring on June 25, 2015. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. At March 31, 2013 and December 31, 2012, no amounts were outstanding.

5.	Loss per Common Share:

Loss per common share is computed using the weighted average number of common shares outstanding during each quarter. Diluted income (loss) per common share reflects the effect of the Company’s outstanding convertible preferred stock (using the if-converted method) and options (using the treasury stock method), except where such items would be anti-dilutive.

A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

	2013			2012
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic Earnings per Share

Net Loss available to Common Shareholders	$(1,094)			$(902)

Basic loss per share	$(1,094)	4,842	$(.23)	$(902)	4,833	$(.19)

Diluted Earnings per Share

Net Loss available to Common Shareholders	$(1,094)			$(902)

Effect of Dilutive Securities		—			—

Diluted loss per Share	$(1,094)	4,842	$(.23)	$(902)	4,833	$(.19)

Options to purchase 70,348 and 65,977 shares of common stock were outstanding at March 31, 2013 and 2012, respectively. These options were not included in the computation of diluted (loss) earnings per common share for 2013 and 2012 because of the anti-dilutive effect. Shares of preferred stock convertible into 64,000 shares of common stock were outstanding at March 31, 2013 and 2012. These shares were not included in the computation of diluted (loss) earnings per common share for 2013 and 2012 because of the anti-dilutive effect.

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

7.	Deferred Grant Income and Other Income

In January 2013, the Company entered into a license for the use of the Company’s right of way to an unrelated party for a twenty-five (25) year period, commencing March 11, 2013. The Company received the rental payments in advance. The Company will amortize $37 per annum into rental income during the 25 year term which expires in April 2038.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

8.	Amtrak Agreement

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

Pursuant to the Agreement, the Company received a credit for mileage travelled along the Northeast Corridor. The Company will recognize the expense offset relative to Track Usage Fees as the expenses are incurred. As such, the Company did not record any related assets or liabilities relative to the mileage credit. The Company has recorded the following offsets to Track Usage expense and has the following track mileage credit remaining:

	Three Months Ended March 31,
	2013	2012
Mileage credit available, beginning	$1,994	$—
Operating rights offset	104	—

Mileage credit remaining, ending	$1,890	$—

9.	Related Party Transaction:

Robert Eder, who owns a majority of the Company’s Preferred Shares, with his wife, also controls Capital Properties, Inc. (“CPI”) and its subsidiaries. Pursuant to an agreement between the Company and Getty Oil Company (Eastern Operations), Inc. dated August 6, 1975, the Company has the right to relocate any portion of two pipelines located within the Company’s right of way, in East Providence, Rhode Island. The Company and CPI have supported an extension of Waterfront Drive, so-called, in East Providence, which road is being constructed on the Company’s right of way. The State of Rhode Island’s plans for Waterfront Drive’s extension required a relocation of a portion of the pipelines which the Company has the right to relocate. The Rhode Island Department of Transportation (“RIDOT”) entered into an agreement with the Company to reimburse the Company for expenses incurred by us in relocating the pipelines up to a maximum of $159. In May 2011, CPI’s subsidiary, Capital Terminal Company (“CTC”), entered into an agreement with the Company to act as the Company’s agent to select, direct and supervise all subcontractors subject to the Company’s approval. All invoices from contractors to CTC are submitted to the Company for approval along with a check from CTC in the amount of the invoice. The Company pays the invoice out of the funds provided by CTC. The Company is then obligated to submit the invoices to RIDOT for reimbursement under its agreement with RIDOT. When the Company receives reimbursement from RIDOT, it is obligated to pay that amount to CTC. Any shortfall in RIDOT’s reimbursement is borne by CTC. The Company has received invoices to date of $219, which have been paid by the Company to the subcontractors out of funds received from CTC. CTC, through subcontractors, completed the pipeline relocation during 2011. At March 31, 2013 and December 31, 2012, respectively, the remaining receivable in the amount of $22 from RIDOT, and the corresponding accounts payable to CTC have been reflected in the Company’s Condensed Balance Sheets.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

10.	Subsequent Event:

On April 24, 2013, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable May 22, 2013 to shareholders of record on May 8, 2013.

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

The Company’s significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 during the first three months of 2013.

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

Results of Operations

The following table sets forth the Company’s operating revenues, exclusive of rental revenues of $128 and $120 in 2013 and 2012, respectively, by category in dollars and as a percentage of operating revenues:

	Three Months Ended March 31,
	2013		2012
	(In thousands, except percentages)

Freight Revenues:
Conventional carloads	$6,284	91.5%	$6,108	91.7%
Containers	351	5.1	260	3.9
Other freight related	86	1.3	107	1.6
Other operating revenues	143	2.1	184	2.8

Total	$6,864	100.0%	$6,659	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues, exclusive of rental revenues:

	Three Months Ended March 31,
	2013		2012
	(In thousands, except percentages)

Salaries, wages, payroll taxes and employee benefits	$4,072	59.3%	$4,116	61.8%
Casualties and insurance	284	4.1	306	4.6
Depreciation	856	12.5	828	12.4
Diesel fuel	787	11.5	784	11.8
Car hire, net	239	3.5	235	3.5
Purchased services, including legal and professional fees	374	5.4	437	6.7
Repair and maintenance of equipment	538	7.8	435	6.5
Track and signal materials	209	3.0	333	5.0
Track usage fees	146	2.1	248	3.7
Other materials and supplies	352	5.1	320	4.8
Other	919	13.4	495	7.4

Total	8,776	127.7	8,537	128.2
Less capitalized and recovered costs, including amounts relating to the Amtrak Agreement	295	4.3	393	5.9

Total	$8,481	123.4%	$8,144	122.3%

Operating Revenues:

Operating revenues increased $213 thousand, or 3.1%, to $6.99 million in the first quarter of 2013 from $6.78 million in the first quarter of 2012.

The increase in conventional freight revenues is attributable to a 4.4% increase in the average revenue received per conventional carloading, offset by a slight decrease in traffic volume. The Company’s conventional carloadings decreased by 165 to 6,526 in the first quarter of 2013 from 6,691 in 2012.

Shipments of most commodities were flat during the first quarter of 2013, as compared to the first quarter of 2012. The Company’s ethanol and plastic business decreased due to changes in the consumption patterns of the end users. The increase in the average revenue received per conventional carloading is due mainly to rate changes.

The increase in container freight revenues is the result of a 35% increase in traffic volume and a 0.4% increase in the average revenue received per container. Container traffic volume increased by 1,227 containers to 4,801 in the first quarter of 2013 from 3,574 in 2012. This increase in traffic is attributable to the terminal operator located on the Company’s line obtaining an additional customer.

The slight decrease in other freight-related revenues is the result of the decrease in both demurrage income and switching income, offset by slight increases in weighing revenue.

Operating Expenses:

Operating expenses for the first quarter of 2013 increased by $300 thousand, or 3.2%, to $8.4 million from $8.1 million in the first quarter of 2012. The increase consists of an $86 thousand increase in maintenance of way expense, a $123 thousand increase in maintenance of equipment, a $291 thousand increase in taxes, other than income taxes, due mainly to state tax assessments, offset in part by less casualty expense and less professional and legal expense.

Income Tax Benefit:

The income tax benefit for the first quarter of 2013 and 2012 is approximately (26%) and (36%) of the pre-tax loss, respectively. The income tax rate for 2013 represents the effective tax benefit which the Company expected to realize at that time, after giving effect for an increase in the Company’s valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

During the first quarter of 2013, the Company generated $2.1 million of cash from operating activities, which was due primarily to the receipt of $926 thousand advance rental payments for a 25 year license and the receipt of $1.8 million, recorded as a receivable at December 31, 2012, for its assignment of railroad track miles under 45G of the Internal Revenue Code for 2012. The Company used $853 thousand in investing activities and $177 thousand in financing activities.

On April 24, 2013, the Company declared a quarterly dividend of approximately $193 thousand ($.04 per common share) to be paid on May 22, 2013. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

The Company has a revolving line of credit facility in the amount of $5 million from a commercial bank expiring on June 25, 2015. At March 31, 2013, no amounts were outstanding.

Diesel fuel comprises a significant portion of the Company’s operating cost. As fuel prices increase the Company attempts to recover these costs through surcharges and increased fees; however, the Company’s profitability can be adversely impacted by increases in fuel prices.

Seasonality

Historically, the Company’s operating revenues are lowest for the first quarter due to the reduction in construction aggregate shipments during a portion of this period and to winter weather conditions.

Item 4. Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

PART II – Other Information

Item 5.	Other Information

(a)	Reports on Form 8-K were appropriately filed during the quarter ended March 31, 2013.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chairman of the Board and Chief Executive Officer and Treasurer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 22, 2013, formatted in eXtensible Business Reporting Language:

Condensed Balance Sheets as of March 31, 2013 and December 31, 2012;

Condensed Statements of Operations for the Three Months ended March 31, 2013 and 2012;

Condensed Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012; and Notes to Financial Statements.

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C.78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

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

DATED: May 14, 2013