Form 10-Q
period 2013-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2013-08-13
CIK 831968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, the registrant has 4,844,202 shares of common stock, par value $.50 per share, outstanding.

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED BALANCE SHEETS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

	JUNE 30,	DECEMBER 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,248	$951
Accounts receivable, net of allowance for doubtful accounts of $115 in 2013 and 2012	4,218	4,461
Materials and supplies	1,140	979
Prepaid expenses and other current assets	—	445
Deferred income taxes	294	294

Total Current Assets	6,900	7,130
Property and Equipment, net	86,306	86,071
Land Held for Development	12,457	12,457

Total Assets	$105,663	$105,658

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,880	$4,333
Current portion of deferred grant and other revenue	388	111
Accrued expenses	1,939	1,625

Total Current Liabilities	6,207	6,069

Deferred Income Taxes	13,166	13,360

Deferred Grant Income and Other Revenue	11,255	10,305

Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2013 and 2012	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,844,202 shares in 2013 and 4,841,955 shares in 2012	2,422	2,421
Additional paid-in capital	37,559	37,444
Retained earnings	35,022	36,027

Total Shareholders’ Equity	75,035	75,924

Total Liabilities and Shareholders’ Equity	$105,663	$105,658

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in Thousands except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating Revenues	$8,777	$8,354	$15,769	$15,133

Operating Expenses:
Maintenance of way and structures	1,312	(1,241)	2,838	200
Maintenance of equipment	999	945	2,018	1,841
Transportation	2,614	2,557	5,124	5,106
General and administrative	1,110	1,141	2,379	2,362
Depreciation	861	834	1,717	1,662
Taxes, other than income taxes	721	841	1,685	1,514
Car hire, net	220	257	459	492
Employee retirement plans	56	54	111	108
Track usage fees	80	(134)	122	114

Total Operating Expenses	7,973	5,254	16,453	13,399

Operating Income (Loss) before Interest and Income Taxes	804	3,100	(684)	1,734
Other income	13	23	19	26
Interest expense	—	(53)	—	(106)

Income (Loss) from operations before Income Taxes	817	3,070	(665)	1,654
Income Tax Provision (Benefit)	339	(29)	(53)	(545)

Net Income (Loss)	478	3,099	(612)	2,199

Preferred Stock Dividends	—	—	3	3
Net Income (Loss) Attributable to Common Shareholders	$478	$3,099	$(615)	$2,196
Income (Loss) Per Common Share:
Basic	$.10	$.64	$(.13)	$.45
Diluted	$.10	$.63	$(.13)	$.44

Weighted-Average Common Shares Outstanding:
For basic	4,843,608	4,833,640	4,843,012	4,833,640
For diluted	4,917,396	4,905,461	4,843,012	4,904,371

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$(612)	$2,199
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	1,717	1,662
Non-cash component of Amtrak Agreement	—	(1,108)
Amortization of deferred grant income	(396)	(280)
Proceeds from deferred grant and other income	1,580	199
Deferred income taxes benefit	(194)	(567)
Proceeds from sale of property	—	(181)
Share-based compensation	78	65
Increase (decrease) in cash from:
Accounts receivable	243	101
Materials and supplies	(163)	153
Prepaid expenses and other current assets	447	412
Accounts payable and accrued expenses	(648)	(870)

Net cash flows from operating activities	2,052	1,785

Cash flows from Investing Activities:
Purchase of property and equipment	(1,443)	(1,730)
Proceeds from sale of property and equipment	—	181

Net cash flows used in investing activities	(1,443)	(1,549)

Cash Flows from Financing Activities:
Repayments of long term debt	—	(59)
Proceeds from deferred grant and other income	43	245
Dividends paid	(393)	(390)
Issuance of common shares for stock options exercised and employee stock purchases	38	68

Net cash flows used in financing activities	(312)	(136)

Increase in Cash and Cash Equivalents	297	100
Cash and Cash Equivalents, Beginning of Period	951	3,943

Cash and Cash Equivalents, End of Period	$1,248	$4,043

Supplemental Disclosures:
Cash paid during year for interest	$—	$107
Cash paid for income taxes	$420	$70
Property and equipment included in accounts payable and accrued expenses	$509	$421

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in Thousands Except Per Share Amounts)

1.	In the opinion of management, the accompanying interim financial statements of Providence and Worcester Railroad Company (the “Company”) contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2013, the results of operations for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012 in accordance with accounting principles generally accepted in the United States. The accompanying condensed balance sheet as of December 31, 2012, has been derived from audited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission. Results for interim periods may not necessarily be indicative of the results to be expected for the full year.

2.	Recent Accounting Pronouncements:

The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company expects none of the recent accounting pronouncements will have a significant impact on its financial statements.

3.	Changes in Shareholders’ Equity:

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Balance December 31, 2012	$32	$2,421	$37,444	$36,027	$75,924
Issuance of 2,705 common shares for employee stock purchases, stock options exercised and employee stock awards		1	37		38
Share-based compensation, options granted			78		78
Dividends:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.08 per share				(390)	(390)
Net loss for the period				(612)	(612)

Balance June 30, 2013	$32	$2,422	$37,559	$35,022	$75,035

4.	Debt:

Revolving Line of Credit

The Company has a revolving line of credit facility in the amount of $5,000 from a commercial bank expiring on June 25, 2015. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. At June 30, 2013 and December 31, 2012, no amounts were outstanding.

5.	Income (Loss) per Common Share:

Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding during each period. Diluted income (loss) per common share reflects the effect of the Company’s outstanding convertible preferred stock and stock options except where such items would be antidilutive.

A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted-average common shares for basic	4,843,608	4,833,640	4,843,012	4,833,640
Dilutive effect of convertible preferred stock and stock options	73,788	71,821	—	70,731

Weighted-average common shares for diluted	4,917,396	4,905,461	4,843,012	4,904,371

Options to purchase 70,348 shares of common stock were outstanding at June 30, 2013. Options to purchase 65,508 shares of common stock were outstanding at June 30, 2012. For the three month periods ended June 30, 2013 and 2012, 9,788 and 7,821 of outstanding options to purchase common shares were included in the computation of diluted earnings per share (EPS) For the six month period ended June 30, 2013 no outstanding options were included as the effect would be antidilutive. For the six month period ended June 30, 2012, 6,731 of outstanding options to purchase common shares were included in the computation of diluted EPS. The remaining outstanding options to purchase common stock were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the Company’s common stock.

Preferred Stock is convertible into common stock at the rate of 100 shares of common stock for each one share of Preferred Stock outstanding for the three and six-month periods ended June 30, 2013 and 2012. For the three month periods ended June 30, 2013 and 2012, the 64,000 shares of the Company’s common stock were included. For the six month period ended June 30, 2013, the 64,000 shares of the Company’s common stock were not included as the effect would be antidilutive. For the six month period ended June 30, 2012, the 64,000 shares of the Company’s common stock were included.

6.	Commitments and Contingent Liabilities:

The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the condensed financial statements for any expected liabilities which may result from disposition of such lawsuits.

On January 29, 2002, the Company received a “Notice of Potential Liability” from the United States Environmental Protection Agency (“EPA”) regarding an existing Superfund Site that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these “Notice” letters to potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad traverses the Site. Via these Notice letters, EPA makes a demand for payment of past costs (identified in the letter as $762) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company has responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. At this point, two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study (“RI/FS”) phase of the clean-up at the Site, which will take approximately two or more years to complete. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified via these Notice letters (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). On December 15, 2003, the EPA issued a second “Notice of Potential Liability” letter to the Company regarding the Site. EPA again identified the Company as a PRP, this time because EPA “believes that [the Company] accepted hazardous substance for transport to disposal or treatment facilities and selected the site for disposal.” The Company responded again to EPA stating that it is interested in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site. The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA and, therefore, no liability has been accrued for this matter.

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

In January 2013, the Company entered into a license for the use of the Company’s right of way to an unrelated party for a twenty-five (25) year period, commencing March 11, 2013. The Company received the rental payments of $927 in advance. The Company will amortize $37 per annum into rental income during the 25 year term which expires in April 2038.

8.	Amtrak Agreement

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

Pursuant to the Agreement, the Company received a credit for mileage travelled along the Northeast Corridor. The Company will recognize the expense offset relative to Track Usage Fees as the expenses are incurred. As such, the Company did not record any related assets or liabilities relative to the mileage credit at the date of the settlement. The Company has recorded the following offsets to Track Usage expense and has the following track mileage credit remaining:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Mileage credit available, beginning	$1,890	$2,571	$1,994	$2,571
Utilized	201	147	305	147

Mileage credit available, ending	$1,689	$2,424	$1,689	$2,424

9.	Related Party Transaction:

Robert Eder, who owns a majority of the Company’s Preferred Shares, with his wife, also controls Capital Properties, Inc. (“CPI”) and its subsidiaries. Pursuant to an agreement between the Company and Getty Oil Company (Eastern Operations), Inc. dated August 6, 1975, the Company has the right to relocate any portion of two pipelines located within the Company’s right of way, in East Providence, Rhode Island. The Company and CPI have supported an extension of Waterfront Drive, so-called, in East Providence, which road is being constructed on the Company’s right of way. The State of Rhode Island’s plans for Waterfront Drive’s extension required a relocation of a portion of the pipelines which the Company has the right to relocate. The Rhode Island Department of Transportation (“RIDOT”) entered into an agreement with the Company to reimburse the Company for expenses incurred by it in relocating the pipelines up to a maximum of $159. In May 2011, CPI’s subsidiary, Capital Terminal Company (“CTC”), entered into an agreement with the Company to act as the Company’s agent to select, direct and supervise all subcontractors subject to the Company’s approval. All invoices from contractors to CTC are submitted to the Company for approval along with a check from CTC in the amount of the invoice. The Company pays the invoice out of the funds provided by CTC. The Company is then obligated to submit the invoices to RIDOT for reimbursement under its agreement with RIDOT. When the Company receives reimbursement from RIDOT, it is obligated to pay that amount to CTC. Any shortfall in RIDOT’s reimbursement is borne by CTC. The Company has received invoices to date of $219, which have been paid by the Company to the subcontractors out of funds received from CTC. CTC, through subcontractors, completed the pipeline relocation during 2011. At June 30, 2013 and December 31, 2012, respectively, the remaining receivable in the amount of $22 from RIDOT, and the corresponding accounts payable to CTC have been reflected in the Company’s Condensed Balance Sheets.

10.	Subsequent event and dividends:

On July 31, 2013, the Company declared a dividend of $.04 per share on its outstanding common stock payable August 28, 2013 to shareholders of record as of August 14, 2013.

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

The Company’s significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 during the first six months of 2013.

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

Results of Operations

The following table sets forth the Company’s operating revenues, exclusive of rental operating revenues of $202 and $140 during the three months ended June 30, 2013 and 2012, respectively and $329 and $260 during the six months ended June 30, 2013 and 2012, respectively, by category in dollars and as a percentage of operating revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	(In thousands, except percentages)
Freight
Revenues:
Conventional carloads	$7,852	91.6%	$6,975	84.9%	$14,136	91.6%	$13,084	88.0%
Containers	295	3.5	311	3.8	646	4.2	570	3.8
Other freight related	210	2.4	156	1.9	296	1.9	263	1.8
Other Operating Revenues	218	2.5	772	9.4	362	2.3	956	6.4

Total	$8,575	100.0%	$8,214	100.0%	$15,440	100.0%	$14,873	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues, exclusive of rental operating revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	(In thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$4,085	47.6%	$4,081	49.7%	$8,156	52.8%	$8,197	55.1%
Casualties and insurance	254	3.0	84	1.0	539	3.5	390	2.6
Depreciation	861	10.0	834	10.2	1,717	11.1	1,662	11.2
Diesel fuel	818	9.5	849	10.3	1,605	10.4	1,632	11.0
Car hire, net	220	2.6	257	3.1	459	3.0	492	3.3
Purchased services, including legal and professional fees	526	6.1	697	8.5	901	5.8	1,133	7.6
Repair and maintenance of equipment	467	5.5	322	3.9	1,005	6.5	757	5.1
Track and signal materials	762	8.9	857	10.4	971	6.3	1,190	8.0
Track usage fees	281	3.3	13	0.2	426	2.8	261	1.8
Other materials and supplies	398	4.6	388	4.7	751	4.9	708	4.8
Other	563	6.6	728	8.9	1,481	9.6	1,225	8.2

Total	9,235	107.7	9,110	110.9	18,011	116.7	17,647	118.7
Less capitalized and recovered costs, including amounts relating to the Amtrak Agreement	1,262	14.7	3,856	46.9	1,558	10.1	4,248	28.6

Total	$7,973	93.0%	$5,254	64.0%	$16,453	106.6%	$13,399	90.1%

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Operating Revenues:

Operating revenues increased $567 thousand, or 3.9%, to $15.4 million in the six months ended June 30, 2013 from $14.9 million in 2012. This increase is the result of a $1.1 million (8.0%) increase in conventional freight revenues, a $76 thousand (13.3%) increase in container freight revenues, a $33 thousand (12.5%) increase in other freight revenues, offset by a $594 thousand (62.1%) decrease in other operating revenues.

The increase in conventional freight revenues results from a 4.0% increase in the average revenue received per conventional carload and a 4.0% increase in traffic volume. The Company’s conventional carload increased by 610 to 15,906 in the first six months of 2013 from 15,296 in 2012.

The number of shipments of most commodities handled by the Company was substantially level with increases in stone, metals and ethanol shipments contributing the majority of the increase during the first six months of 2013 which were offset in part by decreases in coal and automobile shipments. The decrease in coal shipments during the first six months of 2013 was due to a power plant customer being offline during a substantial portion of the period. The decrease in automobiles is due to changes in the distribution patterns of certain of the shippers and changes in consumer demand for certain of the automobiles the Company handles. The increase in the average revenue received per conventional carloading is due mainly to shifts in the mix of commodities, as well as rate changes.

The increase in container freight revenues is the result of a 15.3% increase in traffic volume. Container traffic volume increased by 1,195 containers to 9,003 containers in the first six months of 2013 from 7,808 containers in 2012 as a result of the terminal operator located on the Company’s line obtaining an additional customer.

The small increase in other freight-related revenues results from an increase in miscellaneous operating revenue.

The decrease in other operating revenues reflects an decrease in maintenance department billings for services rendered to freight customers and other outside parties.

Operating Expenses:

Operating expenses for the six-month period ended June 30, 2013 were $16.5 million. During 2013, the Company utilized $305 thousand of the track usage fee offsets obtained via the Amtrak Agreement. The offsets are included in recovered costs. Exclusive of the Amtrak Agreement offsetting $3 million of Maintenance of Way costs during 2012 operating expenses increased in 2013 by $46 thousand or 0.3%. During 2012, the Company utilized $147 thousand of the track usage fee offsets obtained via the Amtrak Agreement. The offsets are included in recovered costs. Increased operating costs were due primarily to increases in maintenance charges and maintenance of way expenses and other expenses, and increases in other tax amounts assessed to the Company These increases were offset in part by decreases in diesel fuel costs and professional fees.

As noted above, the Company’s track usage fees were reduced by $305 and $147 thousand for the six month period ended June 30, 2013 and 2012, respectively, as a result of the utilization of a portion of the available mileage credit received pursuant to the Amtrak Agreement. The mileage credit utilized is reflected above in the line item capturing capitalized and recovered costs. The Company has $1.689 million of credit remaining to offset future mileage charges for use of Amtrak’s Northeast Corridor.

Provision for Income Taxes (Benefit):

The income tax benefit for the first six months of 2013 and 2012 is equal to (8%) and (33%) of the pre-tax income. This effective rate reflects the federal income tax rate adjusted by the effect of non deductible expenses and state taxes. The estimated annual rate does not agree with statutory rate due to changes in the valuation allowance the Company had previously established against its deferred tax assets based upon the Company’s analysis of the Company’s reversal pattern of taxable temporary differences.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Operating Revenues:

Operating revenues increased $361 thousand, or 4.4%, to $8.6 million in the second quarter of 2013 from $8.2 million in the second quarter of 2012. This increase is the result of an $877 thousand (12.6%) increase in conventional carload revenue, and a $54 thousand (34.7%) increase in other freight related revenues, offset by a $16 thousand (5.2%) decrease in container freight revenues, and an $554 thousand (71.8%) decrease in other operating revenues.

The increase in conventional freight revenues is attributable to a 9.0% increase in traffic volume and a 3.7% increase in average revenue per carload. The Company’s conventional carloads increased by 755 to 9,380 in the second quarter of 2013 from 8,605 in 2012. The reasons for the increase in conventional traffic volume and increase in average revenue per carload are as previously discussed for the six months ended June 30, 2013.

The decrease in container freight revenues is the result of flat traffic volume and a 2.3% decrease in the average revenue received per container. Container traffic volume decreased by 32 containers to 4,202 in the second quarter of 2013 from 4,234 in the second quarter of 2012.

Other operating revenues decreased due to a decrease of State projects performed by the Company’s maintenance of way personnel.

Operating Expenses:

Operating expenses for the three month period ended June 30, 2013 were $8.0 million. Operating expenses for the three-month period ended June 30, 2012 were $8.4 million before the Amtrak Agreement offsetting $3 million to Maintenance of Way costs. Additionally, the Amtrak Agreement offset $201 and $147 thousand of Track usage fees during the three month period ended June 30, 2013 and 2012, respectively. The Amtrak Agreement amounts are included as recovered costs in the above table of the Company’s operating expenses as a percentage of operating income. Exclusive of the Amtrak Agreement credits, operating expense decreased by $400 thousand, or 4.8%, to $8.0 million from $8.4 million in 2012. The principal reason for this overall decrease was recovered costs of $452 thousand.

As noted above, the Company’s track usage fees were reduced by $201 and $147 thousand as a result of the utilization of a portion of the available mileage credit received under the Amtrak Agreement. The Company has $1.689 million of credit remaining to offset future mileage charges for use of Amtrak’s Northeast Corridor.

Provision for Income Taxes:

The income tax provision for the three month period ended June 30, 2013 and 2012 is equal to approximately 41% and (1%) respectively of pre-tax income. This effective tax rate represents the federal income tax rate increased by the impact of state income taxes and non-deductible expenses. The estimated annual rate does not agree to statutory rate due to changes in the valuation allowance the Company had previously established against its deferred tax assets based upon the Company’s analysis of the Company’s reversal pattern of taxable temporary differences.

Liquidity and Capital Resources

During the six months ended June 30, 2013, the Company generated $2.1 million of cash from operating activities, and the Company used $1.4 million in investing activities and $312 thousand in financing activities.

On July 31, 2013, the Company declared a quarterly dividend of approximately $193 thousand ($.04 per common share) to be paid on August 28, 2013. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

The Company has a revolving line of credit facility in the amount of $5 million from a commercial bank. At June 30, 2013, no amounts were outstanding.

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

101†     The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013, filed with the Securities and Exchange Commission on August 13, 2013, formatted in eXtensible Business Reporting Language:

(i)	Balance Sheets as of June 30, 2013 and December 31, 2012
(ii)	Statements of Operations for the Three and Six Months ended June 30, 2013 and 2012
(iii)	Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012
(iv)	Notes to Financial Statements.

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C.78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

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

DATED: August 13, 2013