Form 10-Q
period 2013-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2013-11-13
CIK 831968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, the registrant had 4,847,549 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

Part I – Financial Information

Item 1. Financial Statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED BALANCE SHEETS

(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,191	$951
Accounts receivable, net of allowance for doubtful accounts of $115 in 2013 and 2012	3,323	4,461
Materials and supplies	1,311	979
Prepaid expenses and other current assets	698	445
Deferred income taxes	294	294

Total Current Assets	6,817	7,130
Property and Equipment, net	86,032	86,071
Land Held for Development	12,457	12,457

Total Assets	$105,306	$105,658

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,356	$4,333
Current portion of deferred grant and other income	256	111
Accrued expenses	1,941	1,625

Total Current Liabilities	5,553	6,069

Deferred Income Taxes	13,114	13,360

Deferred Grant Income and Other Revenue	11,170	10,305

Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2013 and 2012	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,846,849 shares in 2013 and 4,841,955 shares in 2012	2,423	2,421
Additional paid-in capital	37,593	37,444
Retained earnings	35,421	36,027

Total Shareholders’ Equity	75,469	75,924

Total Liabilities and Shareholders’ Equity	$105,306	$105,658

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Revenues	$8,809	$7,951	$24,578	$23,084

Operating Expenses:
Maintenance of way and structures	1,324	1,524	4,162	1,723
Maintenance of equipment	1,023	940	3,041	2,781
Transportation	2,818	2,699	7,942	7,805
General and administrative	1,235	1,137	3,615	3,499
Depreciation	870	834	2,587	2,496
Taxes, other than income taxes	635	721	2,320	2,235
Car hire, net	276	262	735	754
Employee retirement plans	56	60	167	168
Track usage fees	30	69	152	183

Total Operating Expenses	8,267	8,246	24,721	21,644

Income (loss) from Operations	542	(295)	(143)	1,440
Other income, net	125	198	144	224
Interest expense	—	(53)	—	(159)

Income (loss) from operations prior to income taxes	667	(150)	1	1,505
Provision for Income Taxes (Benefit)	74	231	21	(314)

Net Income (Loss)	593	(381)	(20)	1,819

Preferred Stock Dividends	—	—	3	3
Net Income (Loss) Available to Common Shareholders.	$593	$(381)	$(23)	$1,816
Basic and Diluted Income (Loss) Per Common Share	$.12	$(.08)	$—	$.37

Weighted-Average Common Shares Outstanding:
For basic	4,845,524	4,837,987	4,843,828	4,834,486
For diluted	4,923,897	4,837,987	4,843,828	4,903,430

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$(20)	$1,819
Adjustments to reconcile the net income (loss) to cash flows from operating activities:
Depreciation	2,587	2,496
Non-cash component of Amtrak Agreement	—	(1,108)
Amortization of deferred grant and other income	(614)	(431)
Proceeds from deferred grant and other income	1,285	177
(Gains) from sale and disposal of property, equipment and easements	—	(181)
Deferred income tax benefit	(246)	(336)
Share-based compensation	78	65
Increase (decrease) in cash from:
Accounts receivable	1,138	874
Materials and supplies	(332)	85
Prepaid expenses and other current assets	(253)	(232)
Accounts payable and accrued expenses	(211)	(67)

Net cash flows from operating activities	3,412	3,161

Cash flows from Investing Activities:
Purchase of property and equipment	(2,998)	(3,166)
Proceeds from sale of property, equipment and easements	—	208

Net cash flows used in investing activities	(2,998)	(2,958)

Cash Flows from Financing Activities:
Repayments of long term debt	—	(88)
Dividends paid	(586)	(584)
Proceeds from deferred grant and other income	339	245
Issuance of common shares for stock options exercised and employee stock purchases	73	86

Net cash flows from financing activities	(174)	(341)

Increase (decrease) in Cash and Cash Equivalents	240	(138)
Cash and Cash Equivalents, Beginning of Period	951	3,943

Cash and Cash Equivalents, End of Period	$1,191	$3,805

Supplemental Disclosures:
Cash paid for interest	$—	$142
Cash paid for income taxes	$420	$70
Property and equipment included in accounts payable and accrued expenses	$450	$635

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

1.	In the opinion of management, the accompanying interim financial statements of Providence and Worcester Railroad Company (the “Company”) contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2013, the results of operations for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012 in accordance with accounting principles generally accepted in the United States. The accompanying condensed balance sheet as of December 31, 2012 has been derived from audited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission. Results for interim periods may not necessarily be indicative of the results to be expected for the full year.

2.	Recent Accounting Pronouncements:

The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company expects none of the recent accounting pronouncements will have a significant impact on its financial statements.

3.	Changes in Shareholders’ Equity:

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Balance December 31, 2012	$32	$2,421	$37,444	$36,027	$75,924
Issuance of 4,894 common shares for stock options exercised, employee stock purchases and employee stock awards		2	71		73
Share-based compensation, options granted			78		78
Dividends:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.12 per share				(583)	(583)
Net loss for the period				(20)	(20)

Balance September 30, 2013	$32	$2,423	$37,593	$35,421	$75,469

4.	Debt:

Revolving Line of Credit

The Company has a revolving line of credit facility in the amount of $5,000 from a commercial bank expiring on June 25, 2015. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES CONDENSED TO FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. At September 30, 2013 and December 31, 2012, no amounts were outstanding.

5.	Income (Loss) per Common Share:

Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding during each period. Diluted income (loss) per common share reflects the effect of the Company’s outstanding convertible preferred stock and stock options except where such items would be antidilutive.

A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average shares for basic	4,845,524	4,837,987	4,843,828	4,834,486
Dilutive effect of convertible preferred stock and stock options	78,373	—	—	68,944

Weighted-average shares for diluted	4,923,897	4,837,987	4,843,828	4,903,430

Options to purchase 68,974 shares of common stock were outstanding at September 30, 2013. Options to purchase 65,508 shares of common stock were outstanding at September 30, 2012. For the nine month period ended September 30, 2013 and the three month period ended September 30, 2012, 10,746 and 4,085, respectively, of outstanding options to purchase common stock were not included in the diluted earnings per share (EPS) as the effect would antidilutive. For the three month period ended September 30, 2013, 14,373 of outstanding options to purchase common shares were included in the computation of diluted earnings per share (EPS), and for the nine month period ended September 30, 2012, 4,944 of outstanding options to purchase common shares were included in the computation of diluted earnings per share (EPS). The remaining outstanding options to purchase common stock were not included in the computation of diluted EPS because the options exercise price was greater than the average market prices of the Company’s common stock.

Preferred Stock, convertible into 64,000 shares of common stock at the rate of 100 shares of common stock for each one share of Preferred Stock, was outstanding for the three and nine-month periods ended September 30, 2013 and 2012. For the three month period ended September 30, 2013 and for the nine month period ended September 30, 2012, 64,000 shares of the Company’s common stock were included in the diluted EPS. For the nine period ended September 30, 2013 and the three month period ended September 30, 2012, the 64,000 shares of the Company’s common stock were not included as the effect would be antidilutive.

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

On April 4, 2012, the Company and National Railroad Passenger Corporation (“Amtrak”) entered into the 2012 Settlement and Amendment Agreement (the “2012 Agreement”) which settles certain disputes between the parties and amends, in part, both an Agreement dated January 3, 1978 (the “1978 Agreement”) and an Agreement dated July 9, 1979 by and between Amtrak and the Company. Under the 1978 Agreement, Amtrak obtained the right to remove the Company certain trackage subject to the requirement of providing replacement facilities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Mileage credit available	$1,689	$2,424	$1,994	$2,571
Utilized	282	173	587	320

Mileage credit remaining	$1,407	$2,251	$1,407	$2,251

9.	Related Party Transaction:

Robert Eder, who owns a majority of the Company’s Preferred Shares, with his wife, also controls Capital Properties, Inc. (“CPI”) and its subsidiaries. Pursuant to an agreement between the Company and Getty Oil Company (Eastern Operations), Inc. dated August 6, 1975, the Company has the right to relocate any portion of two pipelines located within the Company’s right of way, in East Providence, Rhode Island. The Company and CPI have supported an extension of Waterfront Drive, so-called, in East Providence, which road is being constructed on the Company’s right of way. The State of Rhode Island’s plans for Waterfront Drive’s extension required a relocation of a portion of the pipelines which the Company has the right to relocate. The Rhode Island Department of Transportation (“RIDOT”) entered into an agreement with the Company to reimburse the Company for expenses incurred by it in relocating the pipelines up to a maximum of $159. In May 2011, CPI’s subsidiary, Capital Terminal Company (“CTC”), entered into an agreement with the Company to act as the Company’s agent to select, direct and supervise all subcontractors subject to the Company’s approval. All invoices from contractors to CTC are submitted to the Company for approval along with a check from CTC in the amount of the invoice. The Company pays the invoice out of the funds provided by CTC. The Company is then obligated to submit the invoices to RIDOT for reimbursement under its agreement with RIDOT. When the Company receives reimbursement from RIDOT, it is obligated to pay that amount to CTC. Any shortfall in RIDOT’s reimbursement is borne by CTC. The Company has received invoices to date of $219, which have been paid by the Company to the subcontractors out of funds received from CTC. CTC, through subcontractors, completed the pipeline relocation

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES CONDENSED TO FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

during 2011. At September 30, 2013 and December 31, 2012, respectively, the remaining receivable in the amount of $22 from RIDOT, and the corresponding accounts payable to CTC have been reflected in the Company’s Condensed Balance Sheets.

In May 2012 the Company and CPI entered into a License Agreement licensing to CPI track facilities which may be installed in connection with a railcar-loading/unloading facility up the Company’s right-of-way in East Providence, Rhode Island. The License Agreement continues through December 31, 2015, and may be extended for additional three-year periods unless cancelled by CPI upon 30-days written notice prior to termination.

10.	Subsequent event and dividends:

On October 30, 2013, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable November 27, 2013 to shareholders of record on November 13, 2013.

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

The Company’s significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and during the first nine months of 2013.

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

Results of Operations

The following table sets forth the Company’s operating revenues, exclusive of rental operating revenues of $157 and $167 during the three months ended September 30, 2013 and 2012, respectively, and $487 and $427 during the nine months ended September 30, 2013 and 2012, respectively, by category in dollars and as a percentage of operating revenues:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2013		2012		2013		2012
	(In thousands, except percentages)
Freight Revenues:
Conventional carloads	$7,874	91.0%	$6,696	86.0%	$22,010	91.4%	$19,780	87.3%
Containers	374	4.3	299	3.8	1,019	4.2	869	3.8
Other freight related	254	2.9	185	2.4	550	2.3	449	2.0
Other Operating Revenues	150	1.8	604	7.8	512	2.1	1,559	6.9

Total	$8,652	100.0%	$7,784	100.0%	$24,091	100.0%	$22,657	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues, exclusive of rental operating revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	(In thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$4,234	48.9%	$4,114	52.9%	$12,390	51.4%	$12,311	54.3%
Casualties and insurance	231	2.7	376	4.8	770	3.2	767	3.4
Depreciation	870	10.1	835	10.7	2,587	10.7	2,496	11.0
Diesel fuel	950	11.0	775	10.0	2,556	10.6	2,407	10.6
Car hire, net	276	3.2	262	3.4	736	3.1	754	3.3
Purchased services, including legal and professional fees	693	8.0	591	7.6	1,593	6.6	1,724	7.6
Repair and maintenance of equipment	428	4.9	473	6.1	1,433	5.9	1,230	5.4
Track and signal materials	183	2.1	544	7.0	1,154	4.8	1,734	7.7
Track usage fees	312	3.6	242	3.1	739	3.1	503	2.2
Other materials and supplies	365	4.2	349	4.4	1,115	4.6	1,057	4.7
Other	467	5.4	541	6.9	1,948	8.1	1,765	7.8

Total	9,009	104.1	9,102	116.9	27,021	112.1	26,747	118.0

Less capitalized and recovered costs, including amounts relating to the Amtrak Agreement	742	8.6	856	11.0	2,300	9.5	5,104	22.5

Total	$8,267	95.5%	$8,246	105.9%	$24,721	102.6%	$21,644	95.5%

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Operating Revenues:

Operating revenues increased $1.5 million, or 6.6%, to $24.1 million in the nine months ended September 30, 2013 from $22.6 million in 2012. This increase is the result of a $2.2 million (11.3%) increase in conventional freight revenues, a $101,000 (22.5%) increase in other freight-related revenues, and a $150,000 (17.3%) increase in container freight revenues, offset by a $1.0 million (67.2%) decrease in other operating revenues.

The increase in conventional freight revenues results from a 9.9% increase in traffic volume and a 1.0% increase in the average revenue received per conventional carload. The Company’s conventional carloads increased by 2,320 to 25,706 in the nine-month period ended September 30, 2013 from 23,386 in 2012.

The number of shipments of most commodities handled by the Company was substantially constant except for increases in stone and ethanol shipments during the first nine months of 2013. The increase in the average revenue received per conventional carload is due to a shift in the mix of commodities, as well as some rate changes.

The increase in container freight revenues is the result of a 19.4% increase in traffic volume, offset by a 1.1% decrease in the average revenue received per container. Container traffic volume increased 2,306 to 14,214 in the first nine months of 2013 from 11,908 containers in 2012. This increase in traffic results from improved economic conditions while the decrease in average revenue received per container is primarily due to a shift in the mix of containers.

The increase in other freight-related revenues results from the MBTA locomotive repairs performed by the Company while the decrease in other operating revenues is due to less maintenance department billings for services rendered to freight customers and other outside parties.

Operating Expenses:

Operating expenses for the nine-month period ended September 30, 2013 were $24.7 million. Exclusive of the Amtrak Agreement offsetting $3 million of Maintenance of Way during 2012, operating expenses increased $77 thousand or 3%. The increase is attributable mainly to increases in depreciation ($91 thousand), diesel fuel ($149 thousand), repairs and maintenance of equipment ($203 thousand), and other expenses ($183 thousand). These increases were offset in part by decreases in purchased services ($131 thousand) and track and signal materials ($580 thousand).

The Company’s track usage fees were reduced by $587 and $320 thousand for the nine month period ended September 30, 2013 and 2012, respectively, as a result of the utilization of a portion of the available mileage credit received pursuant to the Amtrak Agreement. The mileage credit utilized is reflected in the line item capturing capitalized and recovered costs. The Company has $1,407 million of credit remaining to offset future mileage charges for use of Amtrak’s Northeast Corridor.

Provision for Income Taxes (Benefit):

The income tax (benefit) for the nine months ended September 30, 2013 and 2012 is equal to 2100% and (20)% of the pre-tax income. This effective rate reflects the federal income tax rate adjusted by the effect of non deductible expenses and state taxes. The estimated annual rate does not agree with statutory rate due to changes in the valuation allowance the Company had previously established against its deferred tax assets based upon the Company’s analysis of the Company’s reversal pattern of taxable temporary differences.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Operating Revenues:

Operating revenues increased $0.9 million, or 11.5%, to $8.7 million in the third quarter of 2013 from $7.8 million in the third quarter of 2012. The increase is the result of a $1.2 million (17.9%) increase in conventional freight revenues, a $75,000 (25.1%) increase in container freight revenues, and a $69,000 (37.3%) increase in other freight related revenue, offset by a $454,000 (75.2%) decrease in other operating revenues.

The increase in conventional freight revenues results from a 21.1% increase in conventional traffic volume, offset by a 3.6% decrease in the average revenue received per conventional carload. Conventional carloads increased by 1,710 to 9,800 in the third quarter of 2013 from 8,090 in the third quarter of 2012. The reason for the increase in conventional traffic is primarily due to increased stone shipments while the decrease in average revenue received per carload is due to a shift in the mix of carloads.

The increase in container freight revenues for the quarter is the result of a 27.1% increase in traffic volume, offset by a 1.5% decrease in the average revenue received per container. Container traffic volume increased by 1,111 to 5,211 in the third quarter of 2013 from 4,100 in the third quarter of 2012. Reasons for the increase in traffic volume and the decrease in the average revenue received per container during the third quarter are the same as for the nine-months period ended September 30, 2013, as previously discussed.

Reasons for the increase in other freight-related revenues and decrease in other operating revenues are also the same as for the nine-month period ended September 30, 2013, as previously discussed.

Operating Expenses:

Operating expenses for the three-month period ended September 30, 2013 were $8.3 million, about the same as that for the three-month period ended September 30, 2012. The Company utilized $282 and $173 thousand of the track usage fee offsets obtained via the Amtrak Agreement in the third quarter of 2013 and 2012, respectively. Changes in operating expenses for the quarter are attributable mainly to increases in payroll related expense ($120 thousand), depreciation ($35 thousand), diesel fuel ($175 thousand), and purchased services ($102 thousand), offset in part by decreases in casualty expense ($145 thousand) and track and signal materials ($361 thousand).

As noted above, the Company’s track usage fees were reduced by $282 thousand as a result of the utilization of a portion of the available mileage credit received under the Amtrak Agreement. The Company has $1,407 million of credit remaining to offset future mileage charges for use of Amtrak’s Northeast Corridor.

Provision for Income Taxes:

The income tax provision for the third quarter of 2013 and 2012 is equal to 11% and (154%) of pre-tax income (loss). This effective rate reflects the federal income and state tax rates increased by the effect of an increase in the valuation allowance against tax credit carryovers that are reserved based upon the reversal pattern of the Company’s deferred tax assets and liabilities.

Liquidity and Capital Resources

During the nine months ended September 30, 2013, the Company generated $3.4 million of cash from operating activities, used $3.0 million in investing activities and $174 thousand in financing activities.

On October 30, 2013, the Company declared a quarterly dividend of approximately $193 thousand ($.04 per common share) to be paid on November 27, 2013. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

The Company executed its funding requests for its assignment of Internal Revenue Code Section 45G tax credits. The Company expects this assignment will net the Company approximately $1.8 million (pre-tax) by December 31, 2013.

The Company has a revolving line of credit facility in the amount of $5 million from a commercial bank expiring on June 25, 2015. At September 30, 2013, no amounts were outstanding.

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

101 The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013, filed with the Securities and Exchange Commission on November 13, 2013, formatted in eXtensible Business Reporting Language:

(i)	Balance Sheets as of September 30, 2013 and December 31, 2012;

(ii)	Statements of Operations for the Three and Nine Months ended September 30, 2013 and 2012;

(iii)	Statements of Cash Flows for the Nine Months ended September 30, 2013 and 2012; and

(iv)	Notes to Financial Statements.

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

DATED: November 13, 2013