Form 10-K
period 2013-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2014-03-28
CIK 831968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the common voting stock held by non-affiliates of the Registrant was $35,774,510 (For this purpose, all directors of the Registrant are considered affiliates.)

As of March 3, 2014, the Registrant had 4,850,729 shares of Common Stock outstanding.

Documents Incorporated by Reference -

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on April 30, 2014, are incorporated by reference into Part III of this Form 10-K.

Exhibit Index - Page IV-1.

Providence and Worcester Railroad Company

FORM 10-K

For the Fiscal Year Ended December 31, 2013

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

PART I

Item 1. Business

Providence and Worcester Railroad Company (“P&W” or the “Company”) is a short-line freight railroad as defined by the American Association of Railroads (“AAR”) operating in Massachusetts, Rhode Island, Connecticut and New York. The Company is the only interstate freight carrier serving the State of Rhode Island and possesses the exclusive and perpetual right to conduct freight operations over the National Railroad Passenger Corporation’s (“Amtrak”) Northeast Corridor between New Haven, Connecticut and the Massachusetts/Rhode Island border. Since commencing independent operations in 1973, the Company, through a series of acquisitions of connecting lines and trackage rights agreements, has grown from 45 miles of track to its current system of approximately 516 miles. P&W services the largest international double-stack intermodal terminal facility in New England in Worcester, Massachusetts, a strategic location for regional transportation and distribution enterprises.

The Company transports a wide variety of commodities for its customers, including automobiles, construction aggregates, iron and steel products, chemicals and plastics (including ethanol), lumber, scrap metals, plastic resins, cement, coal, construction and demolition debris, and processed foods and edible foodstuffs, such as corn syrup and vegetable oils. Its customers include Exxon Mobil Corporation, Ford Motor Company, Frito-Lay, Inc., Global LLP, GDF SUEZ Energy North America, International Paper Company, Lehigh Cement, Cargill, Inc., Northeast Utilities, Nucor Steel, Rawson Materials, Renewable Products Marketing Group, Subaru of New England, Tilcon Connecticut, Inc. and Toray Plastics (America), Inc. In 2013, P&W transported 34,402 carloads of freight and 19,047 intermodal containers. In addition, the Company generates income through the grants of temporary easements of land. P&W’s connections to multiple Class I railroads (operating revenues in excess of $452.7 million under the AAR definition), either directly or through connections with other regional and short-line carriers, provide the Company with a competitive advantage by allowing it to offer various pricing and routing alternatives to its customers. In addition, the Company’s commitment to maintaining its track and equipment to high standards enables P&W to provide fast, reliable and efficient service.

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

One result of revitalization of the industry has been the growth of regional (over 350 miles and revenue of at least $40 million) and short-line railroads, fueled by Class I railroads’ divestiture of certain branch lines in order to focus on their long-haul core systems. Today, there are more than 550 regional and short-line railroads. They operate in all of the 48 contiguous states comprising the continental United States, plus Alaska, account for about 31% of all rail track, employ about 10% of all rail workers and generate about 6% of all rail revenue.

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

Quonset/Davisville

The State of Rhode Island with assistance from the federal government is continuing redevelopment efforts on a 1,000 acre portion of the former naval facility at Quonset/Davisville for an active port and industrial park that houses a number of rail-oriented industries and an auto port. Construction of a freight rail improvement project, providing additional track capacity and Phase 1 double-stack clearances on the Northeast Corridor between Quonset/Davisville and Boston Switch, the connection of the Northeast Corridor to the Company’s mainline at Central Falls, RI, was completed in October 2006. The Company handled 3,312 autoracks in 2013 and 3,750 autoracks in 2012.

Port of Providence

Infrastructure improvements undertaken by the Port of Providence and the Company in 2003, including the installation of paving, lighting and “on dock” rail, have accommodated the Company’s movement of imported products to inland markets as well as movements of products to industries located in the Port of Providence.

The Company rehabilitated a substantial portion of its South Providence yard to facilitate handling unit trains of ethanol. This commodity is being transported by rail throughout the country and is a component of the gasoline mix available at gasoline service stations throughout southern New England. During 2013 and 2012, the Company moved 2,640 and 2,078 carloads of ethanol, respectively.

New London and Willimantic Interchanges

Through its New London and Willimantic interchanges with the New England Central Railroad (“NECR”), P&W interchanges traffic with the Canadian National Railway (“CN”) and the Canadian Pacific Railway (“CP”). With the Company’s reactivation of the Willimantic interchange in late 2007 and rehabilitation in 2011, across a route with improved overhead clearances to NECR, the Willimantic Branch became the primary interchange route to NECR and further strengthened the Company’s connections with CP via the Vermont Rail Systems’ (“VRS”) Green Mountain Gateway at Bellows Falls, Vermont and CN via East Alburg, Vermont.

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

By agreement with a private operator, the Company services an intermodal yard in Worcester, an area containing tracks used for the loading and unloading of containers. This yard is U.S. Customs-bonded, and international traffic must be inspected and approved by U.S. Customs officials. The intermodal yard serves primarily as a terminal for the movement of container traffic from Canada, the Far East, Southeast Asia and Europe destined for points in New England. Container ship lines utilize double-stack train service through this terminal. Intermodal traffic declined significantly beginning in 2007 and reached its lowest traffic counts in 2009. In 2013, 19,047 containers were handled which represented an improvement of 2,934 containers over 2012. P&W continues to work with the terminal operator to develop relationships with steamship lines involved in international intermodal transportation. The Company and certain Class I railroads have entered into separate Intermodal Haulage Agreements with respect to international intermodal containers to and from certain ports.

Customers

The Company serves approximately 140 customers in Massachusetts, Rhode Island, Connecticut and New York. The Company’s ten (10) largest customers account for more than half of its operating revenues. One of the Company’s customers, which mines construction aggregates from two active quarries on the Company’s rail system to locations in Connecticut and New York, accounted for more than 10% of the Company’s freight operating revenues in 2013. This same customer accounted for more than 10% of the Company’s total operating revenues in 2012. Additionally, in 2012, revenues attributable to individual shippers served by Motiva Enterprises LLC, which operates a petroleum blending and storage terminal located in Providence, Rhode Island on the Company’s lines accounted for more than 10% of the Company’s operating revenues. The Company does not believe that these customers will cease to be rail shippers in the foreseeable future; however, the Company does not control the quantities these companies will ship by rail.

Markets

The Company transports a wide variety of commodities for its customers. In recent years, chemicals and plastics (including ethanol), and construction aggregates were the two largest commodity groups transported by the Company, constituting 39% and 22%, respectively, of conventional carload freight revenues in 2013. The following table summarizes the Company’s conventional carload freight revenues by commodity group as a percentage of such revenues:

Commodity	2013	2012
Automobiles	9%	11%
Chemicals and plastics (including ethanol)	39	39
Construction aggregates	22	17
Coal	—	2
Metal products	9	9
Food and agricultural products	5	6
Forest and paper products	9	10
Other	7	6

Total	100%	100%

Sales and Marketing

P&W’s sales and marketing staff has substantial experience in pricing and marketing railroad services. The sales and marketing staff focuses on understanding and addressing the raw material requirements and transportation needs of its existing customers and businesses on its lines. The staff grows existing business by maintaining close working relationships with both customers and connecting carriers. The sales and marketing staff strives to generate new business for the Company through (i) targeting companies already located on P&W’s rail lines but not currently using rail services or not using them to their full capacity, (ii) working with state and local development officials, developers and real estate brokers to encourage the development of industry on the Company’s rail lines, and (iii) identifying and targeting the non-rail transportation of goods into and out of the region in which the Company operates. Unlike many other regional and short-line railroads which have access only to a single Class I connection, the Company is able to offer its customers various pricing and routing alternatives because of its multiple connections to other carriers.

Safety

An important component of the Company’s operating strategy is conducting safe railroad operations for the benefit and protection of employees, customers and the communities served by its rail lines. Since commencing active operations in 1973, the Company has committed significant resources to track maintenance and believes its rail system is in good condition. The Company has an employee training program utilizing classroom instruction and video programs on topics including Northeast Operating Rules Advisory Committee (“NORAC”) Operating Rules, Safety Rules, Rail Security Awareness and Hazardous Materials Awareness plans, as well as manufacturer-provided training materials. The Company and its employees continue to work to prevent injuries while at the same time expanding operations and enhancing efficiencies.

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

Employees

As of December 31, 2013, the Company had 141 full-time employees, 111 of whom are represented by three railroad labor organizations that are national in scope. The Company’s non-management employees have been represented by the same unions since the Company commenced independent operations in 1973.

The Company’s initial agreement with the United Transportation Union (“UTU”), now known as Sheet Metal, Air, Rail and Transportation Workers (“SMART”), covering trainmen was unusual in the railroad industry since it provided the Company with discretion in determining crew sizes, eliminated craft distinctions and provided a guaranteed annual wage for a maximum number of hours worked. The Company’s collective bargaining agreements have been in effect since February 1973 for trainmen, since May 1974 for clerical employees and dispatchers and since June 1974 for maintenance employees. These contracts do not expire but are subject to renegotiation after the agreed-upon moratoria. The Company signed eight year agreements with the SMART/UTU (trainmen) in October 2005, the Transportation Communications International Union (“TCU”) (clerical) in August 2006 and the Brotherhood of Railroad Signalmen (“BRS”) (maintenance) in July 2007, retroactive to prior periods. The Company considers its employee and labor relations to be good. In 2013, the Company commenced contract negotiations with SMART/UTU and TCU and expects to begin contract negotiations with BRS during 2014.

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

Environmental Matters

The Company’s railroad operations and real estate ownership are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters and the handling, storage, transportation and disposal of waste and other materials. The Company handles, stores, transports and disposes of petroleum and other hazardous substances and waste. The Company also transports hazardous substances for third parties and arranges for the disposal of hazardous waste generated by the Company. The Company believes that it is in compliance with applicable environmental laws and regulations.

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

Virtually all of the main line tracks on which the Company operates are in FRA class 3 condition. The Company intends to maintain the mainline tracks which it owns in such condition.

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

Rolling Stock

The following schedule sets forth the rolling stock owned and leased by the Company as of December 31, 2013:

Description	Owned	Leased
Locomotive	30	4
Automobile Carrying Railcars	—	276
Gondola, including High-sided Gondolas	5	60
Open-Top Hopper	136	70
Flat Car	5	—
Ballast Car	30	—
Passenger Equipment	7	—
Caboose	2	—

Total	215	410

The 30 diesel electric locomotives, which include nine pre-owned 3,900 horsepower GE B39-8 locomotives acquired in 2002 and 2003, four pre-owned GE B40-8 locomotives acquired in 2004 and 2005 and three pre-owned GE B40-8W locomotives acquired in 2010, are used on a daily basis, are maintained to a high standard, comply with all FRA and AAR rules and regulations and are adequate for the needs of the Company’s freight operations. The Company leases two SD-60 locomotives. The lease commenced in 2011 and continues through July 2014. Additionally, in October, 2013, the Company and an unrelated third party entered into a lease/storage agreement for two SD40-2 locomotives, whereby the Company pays for its sporadic use of the locomotives based on the total number of days each unit is utilized. The gondolas are considered modern rail cars and are used in track maintenance and by certain P&W customers. The flat and ballast cars are used in track maintenance and, very occasionally, by certain P&W customers. The open-top hopper cars are used to support the Company’s coal and other traffic. Other rail freight customers use their own freight cars or obtain such equipment from other sources. The passenger equipment and cabooses are not utilized in P&W’s rail freight operations but are used on an occasional basis for Company functions, excursions and paid charter trips.

In January 2008, simultaneous with the purchase by GATX Corporation of 239,523 shares of common stock of the Company for the purchase price of $5,509,029 ($23.00/share), the Company and GATX entered into various agreements including an Exclusive Railcar Supply Agreement (the “ERSA”) for a term of five (5) years to renew automatically for successive one-year periods unless earlier terminated by either party. Under the ERSA, provided that market-competitive terms are furnished, GATX became the exclusive supplier of substantially all of P&W’s railcar needs, while various other agreements between the parties provided for the Company’s acquisition of 137 open-top hopper cars, its lease of 72 mill gondolas (reduced to 52 during 2012), and its lease of 200 bi-level automobile carrying railcars. The Company leases an additional 76 tri-level automobile carrying railcars. The Company leases 70 aluminum open top hoppers on a per trip lease/storage arrangement. In 2011, the Company entered into a three year lease for two six-axle EMD SD-60’s for approximately $186 thousand per annum. In 2013, the Company and GATX entered into a lease/storage arrangement for 8 high-sided gondolas, whereby the Company pays GATX for its sporadic use on a per trip basis only.

Equipment

P&W has a digital touch control (DTX) dispatching system at its Worcester operations center permitting two-way radio contact with every train crew and maintenance vehicle on its lines. In 2013, the Company completed its acquisition of a new dispatching system. The new system provides the Company with a fully supported computer based manual block dispatching system that meets all NORAC requirements, including protocol redundancy to enhance dispatching efficiency and safety. The Company maintains a computer facility in Worcester with offsite back-up to assure the Company’s ability to operate in the event of disruption of service in Worcester. The Company also has automatic train defect detectors at strategic locations which inspect passing trains and audibly communicate the results to train crews and dispatchers in order to protect against equipment failure en route.

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

The Company had installed a 209kW(DC) Solar System at its Worcester Engine House and adjacent land during 2013 for a cost of $672 thousand. Upon completion of the installation, the Company sold the system to an unrelated third party for cost, leasing the Solar System back from the unrelated third party. The Company entered into a ten year operating lease for approximately $50 thousand per annum. The Solar System went on line during December 2013. The Company has the option at the end of the lease term to purchase the Solar System at fair market value (not to exceed 15% of the original cost) or continue to lease month to month.

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

	Common Stock
	Trading Prices		Dividends Paid
	High	Low	Preferred	Common
2012
First Quarter	$15.20	$11.60	$5.00	$.04
Second Quarter	16.16	12.51	–0–	.04
Third Quarter	13.95	12.20	–0–	.04
Fourth Quarter	14.90	13.17	–0–	.04

2013
First Quarter	$16.81	$13.56	$5.00	$.04
Second Quarter	16.77	14.79	–0–	.04
Third Quarter	20.12	15.25	–0–	.04
Fourth Quarter	21.95	18.94	–0–	.04

As of March 3, 2014, there were approximately 580 holders of record of the Company’s common stock and 8 holders of record of the Company’s Preferred Stock.

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

Property and Equipment

The Company’s rail operations are highly capital intensive. Property and equipment, including land held for development, is stated at historical cost (including self-construction costs). Self-construction costs for track structure include material costs for ties, rail, other track materials and ballast; the cost of direct and supervisory labor, including railroad retirement taxes and employee benefits; costs for track machinery and equipment (including depreciation) and various other overhead costs. Major renewals or betterments are capitalized while routine maintenance and repairs that do not improve or extend asset lives are charged to expense when incurred. Costs are capitalized to the extent that they are incurred in connection with the replacement of track structure pursuant to a program of rehabilitation which results in significant future economic benefit or with the construction of new track structure. A program of rehabilitation or construction of new track structure generally includes ballast, rail and other track material and ties. Costs for routine maintenance are expensed. Routine maintenance items include the sporadic replacement of ties, replacement of track structure damaged in a derailment, washout or other cause or event and the costs of general upkeep of track structure to keep it in good operating condition. Costs are capitalized or expensed depending on the facts and circumstances of each specific project. The total amount of the costs to be capitalized is based on the per unit standard cost for each category of expenditure (ties, rail and other track material and ballast) and the number of equivalent units installed. Per unit costs are developed using costs incurred for materials, direct labor and overhead.

Property and equipment are carried at cost and are depreciated over their useful lives. Items included in track structures with similar physical characteristics, use, date of installation and expected life are grouped together into separate asset classes and depreciated by the estimated useful life for the asset class group. Gains or losses, if any, on sales or other dispositions of property are credited or charged to other income.

The Company reviews property and equipment retirements each year in order to determine whether or not the estimated useful lives are reasonable. Since, in most instances, assets retired have been fully or substantially depreciated, the Company has not found it necessary, historically, to make any significant adjustments to their estimated useful lives. Retirements of track structures are recorded by removing the historical cost and related accumulated depreciation of its oldest track structures with the related loss, if any, being charged to other income. Historically, the Company has not had any significant retirements of track infrastructure which it considers to be abnormal and not in the normal course of business.

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

Overview

The Company is a freight railroad operating in Massachusetts, Rhode Island, Connecticut and New York.

The Company generates operating revenues primarily from the movement of freight in both conventional freight cars and in intermodal containers on flat cars over its rail lines. Freight revenues are estimated and recorded at the time shipments move onto the Company’s or the connecting carrier’s track. Modest freight-related operating revenues are derived from demurrage, switching, weighing, special train and other transportation services. Other operating revenues are derived from services rendered to freight customers and other outside parties by the Company’s Maintenance of Way and Maintenance of Equipment departments. Operating revenues also include amortization of deferred grant income and rental income.

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

When comparing the Company’s results of operations from one year to another, the following factors should be taken into consideration. First, the Company has historically experienced fluctuations in operating revenues and expenses due to unpredictable events such as one-time freight moves and customer plant expansions and shutdowns. Second, the Company’s freight volumes are susceptible to increases and decreases due to changes in international, national and regional economic conditions. Third, the volume of capitalized track or recollectible projects performed by the Company’s Maintenance of Way department can vary significantly from year to year, thereby impacting total operating expenses. Fourth, diesel fuel comprises a significant portion of the Company’s operating costs. As fuel prices increase the Company attempts to recover these costs through surcharges and increased fees; however, the Company’s profitability can be impacted by changes in fuel prices.

The Company also generates other income through sales of properties, grants of easements and licenses. Other income or loss from the sale, condemnation, disposal of property and equipment and grants of permanent easements is recorded at the time the transaction is consummated and collectability is assured. Other income varies significantly from year to year.

One of the Company’s customers, which mines construction aggregates from two active quarries on the Company’s rail system to destinations in Connecticut and New York, accounted for more than 10% of the Company’s freight operating revenues in 2013. This same customer accounted for more than 10% of the Company’s total operating revenues in 2012. Additionally, in 2012, revenues attributable to individual shippers served by Motiva Enterprises LLC, which operates a petroleum blending and storage terminal located in Providence, Rhode Island on the Company’s lines accounted for more than 10% of the Company’s operating revenues. The Company does not believe that these customers will cease to be rail shippers in the foreseeable future; however, the Company does not control the quantities these companies will ship by rail.

Results of Operations

The following table sets forth the Company’s operating revenues, exclusive of rental revenues of $643 thousand and $555 thousand in 2013 and 2012, respectively, by category in dollars and as a percentage of operating revenues:

	Years Ended December 31,
	2013		2012
	(in thousands, except percentages)
Freight Revenues:
Conventional carloads	$29,406	90.0%	$26,669	90.7%
Containers	1,366	4.2	1,178	4.0
Other freight-related	843	2.6	888	3.0
Other operating revenues	1,060	3.2	670	2.3

Total	$32,675	100.0%	$29,405	100.0%

The following table sets forth conventional carload freight revenues by commodity group in dollars and as a percentage of such revenues:

	Years Ended December 31,
	2013		2012
	(in thousands, except percentages)
Automobiles	$2,508	8.5%	$2,800	10.5%
Chemicals and plastics (including ethanol)	11,419	38.8	10,428	39.1
Construction aggregates	6,423	21.9	4,454	16.7
Coal	123	0.4	640	2.4
Metal products	2,791	9.5	2,347	8.8
Food and agricultural products	1,567	5.3	1,573	5.9
Forest and paper products	2,546	8.7	2,587	9.7
Other	2,029	6.9	1,840	6.9

Total	$29,406	100.0%	$26,669	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues, exclusive of rental revenues:

	Years Ended December 31,
	2013		2012
	(in thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$16,458	50.4%	$16,539	56.2%
Casualties and insurance	1,112	3.4	1,075	3.7
Depreciation	3,537	10.8	3,403	11.6
Diesel fuel	3,453	10.6	3,446	11.7
Car hire, net	946	2.9	957	3.3
Purchased services, including legal and professional fees	2,718	8.3	2,364	8.0
Repairs and maintenance of equipment	1,902	5.8	1,767	6.0
Track and signal materials	1,494	4.6	1,972	6.7
Track usage fees	1,175	3.6	971	3.3
Other materials and supplies	1,578	4.8	1,252	4.3
Other	2,538	7.8	2,284	7.8

Total	36,911	113.0	36,030	122.6
Less capitalized and recovered costs, including amounts relating to the Amtrak Agreement[1]	5,412	16.6	8,551	29.1

Total	$31,499	96.4%	$27,479	93.5%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Operating Revenues

Operating Revenues, exclusive of rental revenues, increased $3.3 million, or 11.2%, to $32.7 million in 2013 from $29.4 million in 2012. This increase is the net result of a $2.7 million (10.3%) increase in conventional freight revenues, a $188 thousand (16.0%) increase in container freight revenues, a $390 thousand (58.2%) increase in other operating revenues and a $45 thousand (5.1%) decrease in other freight-related revenues.

The increase in conventional freight revenues is attributable to an 8.4% increase in traffic volume and a 1.5% increase in the average revenue received per carload. In 2013, the Company’s conventional carloads increased by 2,677 to 34,402 from 31,725 in 2012. Shipments of construction aggregates during the year ended December 31, 2013 increased by approximately 5% to 21.9% of conventional carload freight revenue from 16.7% in 2012. Shipments of coal decreased from the prior year due to changes in the energy consumption patterns in the New England region. Shipments of other commodities remained constant over prior year levels. The increase in the average revenue received per conventional carload is largely attributable to price increases.

[1]	For an explanation of the Amtrak Agreement, see Note 9 on page II-25

The increase in container freight revenues is the result of increased traffic volume, offset by a 1.1% decrease in the average revenue received per container. Container volume increased by 2,934 containers to 19,047 in 2013 from 16,113 in 2012. The increase in container traffic is primarily a result of the terminal operator located on the Company’s line obtaining an additional customer. The decrease in average revenue per container is a result of the shift in the containers origins which impacts the revenue per container the Company receives.

Other operating revenues include billings for siding maintenance, signal maintenance, flagging and other services rendered to freight customers and other outside parties. The 2013 increase was mainly due to increased billings for flagging services performed by the Company.

Other Income

Other income decreased by $2.6 million to $149 thousand in 2013 from $2.7 million in 2012. The Company received $2.6 million for the grant of a permanent easement in 2012.

Operating Expenses

Operating expenses increased by $4.0 million, or 14.6%, to $31.5 million in 2013 from $27.5 million in 2012. The majority of the increase ($3.1 million) relates to a decrease in capitalized and recovered costs. Of this decrease, $2.8 million is a result of portions of the Amtrak settlement recognized in 2012 and treated as recovered costs offsetting Maintenance of Way expense. The remaining decrease in capitalized and recovered costs was due to a decrease in the amount of capitalized costs recovered during 2013 as compared to 2012. The remaining increase in operating expenses is due mainly to increased legal and other professional services, repair parts purchased, and other material and supplies.

Interest Expense

There was no interest expense in 2013 and $202 thousand in 2012. The decrease was due to the payment of the long term debt by the Company during 2012.

Provision for Income Taxes (Benefit)

The Company’s income tax provision for 2013 was $547 thousand. This amount approximates the Company’s expected tax rate plus a decrease in the Company’s valuation allowance against its deferred tax assets of $257 thousand (13% of the total effective tax rate). The rate also includes provisions for a change in the net deferred tax liability due to changes in the Massachusetts state income tax. These changes, which are effective, January 1, 2014 and were enacted during 2013, increase the Massachusetts state income tax rate the Company will be subject to from 6.5% to 8.0%. The impact of this change was a $99 thousand increase or 5% to the state portion of deferred tax expense. The Company, currently, does not believe that the rate change will have a material impact on the Company’s effective tax rate going forward.

Liquidity and Capital Resources

During 2013 and 2012, the Company generated $5.3 million and $2.4 million, respectively, of cash from operating activities.

During 2013, the Company’s cash flows used in investing activities were $3.3 million. Capital expenditures were $3.4 million, partially offset by proceeds from the sale of property, equipment and easements of $123 thousand. The Company’s expenditures for track structure replacement net of grants for the past two years were:

December 31,	Net Expenditures for Track Structure Replacements (In Thousands)
2012	$2,855
2013	1,538

Substantially the entire mainline track owned by the Company meets FRA Class 3 standards, and the Company intends to continue to maintain this track at this level. The Company expended $1.5 million and $2.8 million for additions and improvements to its track structure in 2013 and 2012, respectively. The Company expects that on average it will continue to spend between $2 million and $3 million per year for capitalized track improvements adjusted annually for inflation. Improvements to the Company’s track structure are made, for the most part, by the Company’s Maintenance of Way Department personnel.

During 2013, the Company utilized $336 thousand of cash for financing activities. For 2013, the primary drivers of cash flows utilized in financing activities was $778 thousand for the payment of dividends partially offset by $103 thousand from the exercise of stock options and employee stock purchases and by $339 thousand of deferred grant income.

In 2013, the Company paid dividends in the amount of $5 per share, aggregating $3.2 thousand, on its outstanding noncumulative preferred stock and $0.16 per share, aggregating $775 thousand, on its outstanding common stock. In January 2014, the Company declared a preferred stock dividend of $5 per share ($3.2 thousand) and a $.04 dividend per common share ($193 thousand). Continued payment of such dividends is contingent upon the Company’s continuing to have the necessary financial resources.

The Company’s revolving line of credit of $5.0 million with a commercial bank expires June 2015. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line and has no compensating balance requirements. The Company had no amounts outstanding under the line of credit as of December 31, 2013.

During 2013, the Company entered into an agreement with an unrelated third-party shipping customer. Under the agreement, the customer agreed to pay for certain qualified railroad track maintenance expenditures, including capital additions to the Company’s track structure. In return the Company agreed to assign railroad track miles to the shipping customer which would enable that customer to claim certain track maintenance credits pursuant to Section 45G of the Internal Revenue Code (“45G”). The Company received $1.8 million (net of related commissions and fees) for its assignment of railroad track miles under 45G for its 2013 credits. The Legislation enabling 45G expired on December 31, 2013 and it is uncertain, at this time, if it will be extended.

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

Pursuant to permits issued by the United States Department of the Army Corps of Engineers and the Rhode Island Coastal Resources Management Council, the Company created 33 acres of waterfront land in East Providence, Rhode Island (“South Quay”) investing nearly $12 million in its development. The permits for the property, which have been extended to December 2014 and December 2015, respectively, also allow for construction of a dock along the west face of the South Quay. The property is adjacent to a 12 acre site, also owned by the Company.

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Providence and Worcester Railroad Company

Worcester, Massachusetts

We have audited the accompanying balance sheets of Providence and Worcester Railroad Company (the “Company”) as of December 31, 2013 and 2012, and the related statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stowe & Degon LLC

Westborough, Massachusetts

March 28, 2014

PROVIDENCE AND WORCESTER RAILROAD COMPANY

BALANCE SHEETS

(Dollars in Thousands Except Per Share Amounts)

	December 31,
	2013	2012
ASSETS

Current Assets:
Cash and cash equivalents	$2,614	$951
Accounts receivable, net of allowance for doubtful accounts of $160 and $115 in 2013 and 2012, respectively	5,727	4,461
Materials and supplies	1,308	979
Prepaid expenses and other current assets	508	445
Deferred income taxes	353	294

Total Current Assets	10,510	7,130
Property and Equipment, net	85,571	86,071
Land Held for Development	12,457	12,457

Total Assets	$108,538	$105,658

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,745	$4,333
Current portion of deferred grant and other revenue	239	111
Accrued expenses	1,677	1,625

Total Current Liabilities	5,661	6,069

Deferred Income Taxes	13,638	13,360

Deferred Grant and Other Revenue	12,477	10,305

Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2013 and 2012	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,850,014 shares in 2013 and 4,841,955 shares in 2012	2,425	2,421
Additional paid-in capital	37,635	37,444
Retained earnings	36,670	36,027

Total Shareholders’ Equity	76,762	75,924

Total Liabilities and Shareholders’ Equity	$108,538	$105,658

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)

	Years Ended December 31,
	2013	2012

Operating Revenues	$33,318	$29,960

Operating Expenses:
Maintenance of way and structures	3,518	338
Maintenance of equipment	4,001	3,891
Transportation	10,861	10,768
General and administrative	5,147	4,532
Depreciation	3,537	3,403
Taxes, other than income taxes	2,863	2,976
Car hire, net	946	957
Employee retirement plans	227	221
Track usage fees	399	393

Total Operating Expenses	31,499	27,479

Income from operations	1,819	2,481
Other income, net	149	2,744
Interest expense	—	(202)

Income before income taxes	1,968	5,023
Provision for Income Taxes	547	1,487

Net Income	1,421	3,536

Preferred Stock Dividends	3	3

Net Income Available to Common Shareholders	$1,418	$3,533

Basic Earnings per Common Share	$.29	$.73

Diluted Earnings per Common Share	$.29	$.72

Weighted Average Common Shares Outstanding:
Basic	4,845	4,836
Diluted	4,922	4,907

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands Except Per Share Amounts)

	Years Ended December 31, 2013 and 2012
			Additional		Total
	Preferred	Common	Paid-in	Retained	Shareholders’
	Stock	Stock	Capital	Earnings	Equity
Balance January 1, 2012	$32	$2,417	$37,271	$33,269	$72,989

Issuance of 8,485 common shares for stock options exercised, employee stock purchases, and other		4	108		112
Share based compensation – options granted			65		65
Dividends paid:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.16 per share				(775)	(775)
Net income				3,536	3,536

Balance, December 31, 2012	32	2,421	37,444	36,027	75,924

Issuance of 8,059 common shares for stock options exercised, employee stock purchases, and other		4	113		117
Share based compensation – options granted			78		78
Dividends paid:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.16 per share				(775)	(775)
Net income				1,421	1,421

Balance, December 31, 2013	$32	$2,425	$37,635	$36,670	$76,762

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2013	2012

Cash Flows from Operating Activities:
Net income	$1,421	$3,536
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	3,537	3,403
Provision for allowance for doubtful accounts	45
Non-cash component of Amtrak Agreement	—	(1,108)
Amortization of deferred income	(553)	(427)
Gains from sale, condemnation and disposal of property, equipment and easements, net	(72)	(2,540)
Deferred grant and other revenue	2,514	—
Deferred income taxes	219	1,067
Share-based compensation	92	102
Increase (decrease) in cash and cash equivalents from:
Accounts receivable	(1,311)	(891)
Materials and supplies	(329)	(137)
Prepaid expenses and other	(63)	(33)
Accounts payable and accrued expenses	(203)	(622)

Net cash flows from operating activities	5,297	2,350

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,421)	(3,553)
Proceeds from sale and condemnation of property, equipment and easements	123	2,610

Net cash flows used in investing activities	(3,298)	(943)

Cash Flows from Financing Activities:
Payments on long-term debt	—	(3,941)
Dividends paid	(778)	(778)
Issuance of common shares for stock options exercised and employee stock purchases	103	75
Proceeds from deferred grant income	339	245

Net cash flows used in financing activities	(336)	(4,399)

Increase(decrease) in Cash and Cash Equivalents	1,663	(2,992)
Cash and Cash Equivalents, Beginning of Year	951	3,943

Cash and Cash Equivalents, End of Year	$2,614	$951

Supplemental Disclosures:
Cash paid during year for interest	$—	$219
Cash paid during year for income taxes, net	$705	$115
Capital expenditures financed through accounts payables	$117	$450

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012

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

Property and Equipment

Property and equipment, including land held for development, is stated at historical cost (including self-construction costs). Acquired railroad property is recorded at the purchased cost. Self-construction costs for track structure include material costs for ties, rail, other track materials and ballast; the cost of direct and supervisory labor, including railroad retirement taxes and employee benefits; costs for track machinery and equipment (including depreciation) and various other overhead costs. Major renewals or betterments are capitalized while routine maintenance and repairs, which do not improve or extend asset lives, are charged to expense when incurred. Costs are capitalized to the extent that they are incurred in connection with the replacement of track structure pursuant to a program of rehabilitation which results in significant future economic benefit or the construction of new track structure. A program of rehabilitation or construction of new track structure generally includes ballast, rail and other track material and ties. Costs for routine maintenance are expensed. Routine maintenance items include the sporadic replacement of ties, replacement of track structure damaged in a derailment, washout or other cause or event and the costs of general upkeep of track structure to keep it in good operating condition. Costs are capitalized or expensed depending on the facts and circumstances of each specific project. The total amount of the costs to be capitalized is based on the per unit standard cost for each category of expenditure (ties, rail and other track material and ballast) and the number of equivalent units installed. Per unit costs are developed using costs incurred for materials, direct labor and overhead.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012

(Dollars in Thousands Except Per Share Amounts)

Property and equipment are carried at cost and are depreciated over their useful lives. Items included in track structures with similar physical characteristics, use, year of installation and expected life are grouped into separate asset classes and depreciated by the estimated useful life of the asset class group.

Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Track structure:
Ties	40 years
Rail and other track material	67 years
Ballast	67 years
Bridges and trestles	67 years
Other	33 years
Buildings and other structures	33 to 45 years
Equipment, including rolling stock	4 to 25 years

The Company reviews property and equipment retirements each year, in order to determine whether or not the estimated useful lives are reasonable. Since, in most instances, assets retired have been fully or substantially depreciated, the Company has not found it necessary, historically, to make any significant adjustments to their estimated useful lives. Retirements of track structure are recorded by removing the historical cost and related accumulated depreciation of the equivalent amount of its oldest track structures in the related asset class group. Gains or losses, if any, on sales or other dispositions are credited or charged to other income. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When circumstances indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of the assets in determining whether the carrying amounts of the assets are recoverable. If impairment exists it is measured by comparing the carrying value to the fair value. No impairments were recognized in the years presented.

Deferred Grant and Other Revenue

The Company has availed itself of various federal and state programs administered by the states of Connecticut, Massachusetts and Rhode Island for reimbursement of expenditures for capital improvements. In order to receive reimbursement, the Company must submit requests for the projects, including cost estimates. The Company receives from 66% to 100% of the costs of such projects, which have included bridges, track structure and public improvements. To the extent that such grant proceeds are used to fund capital improvements to bridges and track structure, they are recorded as deferred grant income ($339 in 2013 and $245 in 2012) and amortized into operating revenues on a straight-line basis over the estimated useful lives of the related improvements.

Grant proceeds utilized to finance public improvements, such as grade crossings and signals, are recorded as a direct offset to the cost of the improvements, which are not capitalized.

In December 2013, the Company entered into a 25 year license for use of the Company’s right of way for utility infrastructure, in which the Company received one-half the rental payments in advance. The Company will receive the other half ($750) in December 2014. The amount is included in accounts receivable as of December 31, 2013. The Company will amortize $60 per annum into rental income during the 25 year term which expires in December 2038.

Revenue Recognition and Concentration of Credit Risk

Freight revenues are estimated and recorded at the time shipments move onto the Company’s tracks or the connecting carrier’s tracks. Due to the short time of delivery to customers or the connecting carriers,

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012

(Dollars in Thousands Except Per Share Amounts)

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

The Company’s ten (10) largest customers account for more than half of its operating revenues. One of the Company’s customers, which mines construction aggregates from two active quarries on the Company’s rail system to locations in Connecticut and New York, accounted for more than 10% of the Company’s freight operating revenues in 2013. This same customer accounted for more than 10% of the Company’s total operating revenues in 2012. Additionally, in 2012, revenues attributable to individual shippers served by Motiva Enterprises LLC, which operates a petroleum blending and storage terminal located in Providence, Rhode Island on the Company’s lines accounted for more than 10% of the Company’s operating revenues. The Company does not believe that these customers will cease to be rail shippers in the foreseeable future; however, the Company does not control the quantities these companies will ship by rail.

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012

(Dollars in Thousands Except Per Share Amounts)

A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

	2013			2012
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic Earnings per Share
Net Income available to Common Shareholders	$1,418			$3,533

Basic Earnings per share	$1,418	4,845	$.29	$3,533	4,836	$.73

Diluted Earnings per Share

Net Income available to Common Shareholders	$1,418			$3,533

Preferred stock dividends	3			3

Effect of Dilutive Securities		77			71

Diluted Earnings per Share	$1,421	4,922	$.29	$3,536	4,907	$.72

Options to purchase 67,082 and 64,547 shares of common stock were outstanding at December 31, 2013 and 2012, respectively. Certain options were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and would be anti-dilutive. For 2013 and 2012, 12,591 and 6,108 shares, respectively, relating to the options were included in the calculation of diluted earnings per share. Shares of preferred stock convertible into 64,000 shares of common stock were outstanding during 2013 and 2012. For 2013 and 2012, these were included in the calculation of diluted earnings per share.

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

The Company believes that the fair value of its financial instruments including accounts receivables and accounts and notes payable (bank facilities) approximate their respective book values at December 31, 2013 and 2012. The Company utilized Level 2 inputs.

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012

(Dollars in Thousands Except Per Share Amounts)

Comprehensive Income

Comprehensive Income equals net income for 2013 and 2012.

Segment Reporting

The Company organizes itself as one segment reporting to the chief operating decision maker. Products and services consist primarily of interstate freight rail services. These include the movement of freight in both conventional freight cars and in intermodal containers on flat cars over the Company’s rail lines, as well as freight-related services such as switching, weighing and special trains and other services rendered to freight customers and other outside parties by the Company’s Maintenance of Way and Maintenance of Equipment Departments.

Recent Accounting Pronouncements

The Company reviews new accounting standards when issued. The Company does not believe any of the recent accounting pronouncements will have a significant impact on its financial statements.

2.	Share-Based Compensation

The Company has a non-qualified stock option plan (“SOP”) covering all management personnel who have a minimum of one year of service with the Company and who are not holders of a majority of either its outstanding common stock or its outstanding preferred stock. In addition, the Company’s outside directors are eligible to participate in the SOP. The Company’s stockholders have authorized 5% of the shares of common stock outstanding (242,501 shares at December 31, 2013) for issuance under the SOP. Options granted under the SOP, which are fully vested when granted, are exercisable over a ten year period at the closing market price for the Company’s common stock on the last business day of the year prior to the date the options are granted. The Company issues new common stock to satisfy stock options exercised.

The Company recognizes compensation expense for new stock option grants at fair value on the grant date, less estimated forfeitures. Stock-based employee compensation expense, net of income taxes, in the amounts of $50 and $42, has been charged against income in 2013 and 2012, respectively, for stock options granted. The Company’s policy is to estimate the fair market value of each option granted on the date of grant, the first business day in January of each year, using the Black-Scholes option pricing model, and to record the compensation expense in the year in which the grant was made. Management’s estimates requires the use of assumptions that are highly subjective including items such as the expected life of the option grants, the expected stock price volatility and the expected dividend payment rate. The expected life is based upon historical experience and is estimated for each grant. The expected volatility is based upon a combination of historical and implied volatility. The expected dividend rate is based upon historical yields. The risk free rate is based upon on a zero-coupon U.S. Treasury rate at the time of grant with maturity dates that coincide with the expected life of the options.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012

(Dollars in Thousands Except Per Share Amounts)

Key assumptions used to apply the Black-Scholes option pricing model are set forth below:

	2013	2012
Average risk-free interest rate	0.76%	1.52%
Expected life of option grants	5.0 years	5.0 years
Expected volatility of underlying stock	100%	101%
Expected dividend payment rate, as a percentage of the share price on the date of grant	1.15%	1.40%
Weighted average grant date fair value	$9.67	$7.89

The following table summarizes the stock option activity under the Company’s plan:

		Weighted Average
	Number Of Options	Exercise Price	Fair Value
Outstanding and exercisable at December 31, 2011	59,621	$14.03
Granted	8,241	11.40	$7.89
Exercised	(1,709)	8.97
Expired	(1,606)	6.75

Outstanding and exercisable at December 31, 2012	64,547	$14.00
Granted	8,090	13.96	$9.67
Exercised	(3,900)	10.84
Expired	(1,655)	10.13

Outstanding and exercisable at December 31, 2013	67,082	$14.26

The total intrinsic value of options exercised for the years ended December 31, 2013 and 2012 totaled approximately $31 and $9, respectively, and cash proceeds from the exercise of stock options totaled approximately $42 and $14 for the years ended December 31, 2013 and 2012, respectively. The income tax benefits realized from the exercise of stock options were not material for the periods presented.

The aggregate intrinsic value of the stock options outstanding, based on the closing stock price of the Company’s common stock as of December 31, 2013 and 2012, totaled approximately $355 and $71, respectively. The weighted average of the remaining life was five years at December 31, 2013 and 2012.

Common Stock Awards

The Company has awarded certain of its employee’s common stock under stock award plans. During the years ended December 31, 2013 and 2012, the Company awarded 180 and 1,735 shares, respectively. The compensation expense recorded for these awards was $4 and $27 for 2013 and 2012, respectively. Common stock awarded under such stock award plans vests immediately.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012

(Dollars in Thousands Except Per Share Amounts)

3.	Property and Equipment

Property and equipment consists of the following:

As of December 31, 2013	Cost	Accumulated Depreciation	Net Book Value
Property:
Land and land improvements	$11,474	$—	$11,474
Buildings and other structures	8,376	(3,893)	4,483
Track structures:
Rail and other track material	30,835	(7,176)	23,659
Ballast	5,885	(1,737)	4,148
Ties	50,917	(24,537)	26,380
Bridges & Trestles	7,918	(2,648)	5,270
Other	1,281	(935)	346

Total property	116,686	(40,926)	75,760

Equipment:
Office	453	(388)	65
Locomotives	12,622	(7,815)	4,807
Rail cars	2,374	(1,650)	724
Vehicles	2,718	(2,153)	565
Signals and crossing	1,346	(837)	509
Track	2,265	(1,416)	849
Other	4,612	(3,654)	958

Total equipment	26,390	(17,913)	8,477
Construction-in-process	1,334	—	1,334

Total Property and Equipment	$144,410	$(58,839)	$85,571

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012

(Dollars in Thousands Except Per Share Amounts)

As of December 31, 2012	Cost	Accumulated Depreciation	Net Book Value
Property:
Land and land improvements	$11,474	$—	$11,474
Buildings and other structures	8,442	(3,764)	4,678
Track structures:
Rail and other track material	29,953	(6,783)	23,170
Ballast	5,878	(1,642)	4,236
Ties	50,922	(23,415)	27,507
Bridges & Trestles	7,612	(2,504)	5,108
Other	1,275	(915)	360

Total property	115,556	(39,023)	76,533

Equipment:
Office	417	(364)	53
Locomotives	12,538	(7,321)	5,217
Rail cars	2,382	(1,474)	908
Vehicles	2,658	(2,428)	230
Signals and crossing	1,336	(790)	546
Track	1,551	(1,361)	190
Other	4,619	(3,484)	1,135

Total equipment	25,501	(17,222)	8,279
Construction-in-process	1,259	—	1,259

Total Property and Equipment	$142,316	$(56,245)	$86,071

Construction-in-process consisted primarily of costs associated with track and building upgrades. During 2012, the Company recorded the rail received in conjunction with the Amtrak Agreement (see Note 9) as construction-in-process. The Company has received approximately one-half of the rail and anticipates receiving the remainder during 2014.

No interest amounts were capitalized during 2013 and 2012.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012

(Dollars in Thousands Except Per Share Amounts)

4.	Land Held for Development and Related Party Transaction

Pursuant to permits issued by the United States Department of the Army Corps of Engineers and the Rhode Island Coastal Resources Management Council, the Company created 33 acres of waterfront land in East Providence, Rhode Island (“South Quay”). The permits for the property, which have been extended to December 2014 and December 2015, respectively, also allow for construction of a dock along the west face of the South Quay. The property is adjacent to a 12 acre site, also owned by the Company. The Company has invested approximately $12,000 in the development of the South Quay, which has resulted in the creation of approximately 33 acres of waterfront land.

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

Robert Eder, who owns a majority of the Company’s Preferred Shares, with his wife, also controls Capital Properties, Inc. (“CPI”) and its subsidiaries. Pursuant to an agreement between the Company and Getty Oil Company (Eastern Operations), Inc. dated August 6, 1975, the Company has the right to relocate any portion of two pipelines located within the Company’s right of way, in East Providence, Rhode Island. The Company and CPI have supported an extension of Waterfront Drive in East Providence along the Company’s right of way which was completed in the fall of 2012. The State of Rhode Island’s plans for Waterfront Drive’s extension required a relocation of a portion of the pipelines which the Company has the right to relocate. RIDOT entered into an agreement with the Company to reimburse the Company for expenses incurred by it in relocating the pipelines up to a maximum of $159. In May, 2011 CPI’s subsidiary, Capital Terminal Company (“CTC”), entered into an agreement with the Company to act as the Company’s agent to select, direct and supervise all subcontractors subject to the Company’s approval. All invoices from contractors to CTC are submitted to the Company for approval along with a check from CTC in the amount of the invoice. The Company pays the invoice out of the funds provided by CTC. The Company is then obligated to submit the invoices to RIDOT for reimbursement under its agreement with RIDOT. When the Company receives reimbursement from RIDOT, it is obligated to pay that amount to CTC. Any shortfall in RIDOT’s reimbursement is borne by CTC. During 2011, the Company received invoices of $219, which were paid by the Company to the subcontractors out of funds received from CTC. CTC, through subcontractors, completed the pipeline relocation during 2011. At December 31, 2013, the Company has remaining a receivable from RIDOT and a payable to CTC in the amount of $22.

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

5.	Debt

The Company has a revolving line of credit facility in the amount of $5,000 from a commercial bank expiring on June 25, 2015. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. At December 31, 2013 and 2012, no amounts were outstanding under the line of credit.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012

(Dollars in Thousands Except Per Share Amounts)

6.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2013	2012
Salaries and wages	$621	$691
Payroll taxes	165	168
Simplified employee pension plan contributions	209	197
Legal and professional fees	120	75
Casualty loss claims	460	390
Other	102	104

	$1,677	$1,625

7.	Other Income

Other income consists of the following:

	Years Ended December 31,
	2013	2012
Gains and losses from sale, condemnation and disposal and retirement of property, equipment and easements, net	$141	$2,523
Interest and other	8	221

	$149	$2,744

The Company received $2,605 for the grant of a permanent easement during 2012.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012

(Dollars in Thousands Except Per Share Amounts)

8.	Railroad Track Maintenance Credits:

During the fourth quarter of 2013 and during 2012, the Company entered into an agreement with an unrelated third-party shipping customer. Under the agreement, the customer agreed to pay for certain qualified railroad track maintenance expenditures, including capital additions to the Company’s track structure during 2013 and 2012. In return, the Company agreed to assign railroad track miles to the shipping customer which would enable that customer to claim certain track maintenance credits pursuant to section 45G of the Internal Revenue Code of 1986. $1,800 was realized as a result of the agreements for both of the years ended December 31, 2013 and 2012. The Railroad Track Maintenance Credits were accounted for as a reduction of Operating Expenses - Maintenance of Way and Structures in the Statement of Operations.

9.	Amtrak Agreement

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

Pursuant to the Agreement, the Company received a credit for mileage to be travelled along the Northeast Corridor. The Company will recognize the expense offset relative to Track Usage Fees as the expenses are incurred. As such, the Company did not record any related assets or liabilities relative to the mileage credit at the date of the settlement. The Company has recorded the following offsets to Track Usage expense and has the following track mileage credit remaining:

	Years Ended December 31,
	2013	2012
Mileage credit available	$1,994	$2,571
Utilized	775	577

Mileage credit remaining	$1,219	$1,994

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012

(Dollars in Thousands Except Per Share Amounts)

10.	Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
	2013	2012
Current:
Federal	$262	$320
State	66	100

	328	420
Deferred:
Federal	139	1,054
State (including the impact due to the change in income tax rate of $99)	80	13

	219	1,067

	$547	$1,487

The Company increased its net state deferred income tax liability as a result of legislation enacted by the Commonwealth of Massachusetts increasing the income tax rate applicable to the Company from 6.5% to 8.0%. This change is effective for years beginning January 1, 2014 and had no impact on the current provision for state income taxes.

The following summarizes the estimated tax effect of temporary differences that are included in the net deferred income tax provision:

	Years Ended December 31,
	2013	2012
Depreciation	$212	$267
Deferred grant income	(551)	64
Net operating loss carry forward	—	67
Track maintenance credit	821	1,016
Accrued casualty and other claims	(25)	26
Accrued compensated time off and related payroll taxes	(19)	(35)
Share based compensation	(27)	(23)
Other (including the impact due to the change in the state income tax of $99)	65	(22)
Change in valuation allowance	(257)	(293)

	$219	$1,067

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012

(Dollars in Thousands Except Per Share Amounts)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the Company’s net deferred income tax liability as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Deferred income tax liabilities - Differences between book and tax basis of property and equipment	$18,647	$18,309

Deferred income tax assets:
Deferred grant income	4,267	3,685
Track maintenance credit carry forwards	2,579	3,400
Alternative minimum tax carry forwards	75	75
Accrued casualty and other claims	164	138
Accrued compensated time off and related payroll taxes	244	223
Share based compensation	240	211
Allowance for doubtful accounts and other	101	76

	7,670	7,808
Valuation allowance	(2,308)	(2,565)

Net deferred income tax liability	$13,285	$13,066

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

	Years Ended December 31,
	2013	2012
Federal statutory rate	34%	34%
Nondeductible expenses, state income taxes, and other (including 5% in relation to the change in net deferred state income tax liability in 2013)	7	2
Change in valuation allowance	(13)	(6)

Effective tax rate	28%	30%

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012

(Dollars in Thousands Except Per Share Amounts)

The Company’s year-end rate of 28% is a significant decrease from the September 2013 rate of 2100%. The significant decrease in tax rate in the fourth quarter is due to changes in our reversal pattern analysis based upon fourth quarter activity and a result of the minimal amount of pre-tax income reported as of September 30, 2013.

The Company is subject to U.S. federal income tax as well as income tax in the Commonwealth of Massachusetts. All U.S. federal income and Massachusetts income tax matters have been concluded through 2010.

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

YEARS ENDED DECEMBER 31, 2013, 2012

(Dollars in Thousands Except Per Share Amounts)

12.	Employee Benefit Plans

Defined Contribution Retirement Plans

The Company has a profit-sharing plan (“Plan”) which covers all of its employees who are members of its collective bargaining units. Contributions to the Plan are required in years in which the Company has income from “railroad operations” as defined in the Plan. Contributions are to be equal to at least 10% but not more than 15% of the greater of income before income taxes or income from railroad operations subject to a maximum contribution of $3.5 per eligible employee. Contributions to the Plan may be made in cash or in shares of the Company’s common stock valued at the closing market price for the Company’s stock on the last business day of the year prior to the date the shares are granted. No contribution was made for 2013 or 2012 since the Company did not generate income from railroad operations during those years.

The Company also has a Simplified Employee Pension plan (“SEP”) which covers substantially all employees who are not members of one of its collective bargaining units. Contributions to the SEP are discretionary and are determined annually as a percentage of each covered employee’s compensation up to the maximum amount allowable by law. Contributions accrued under the SEP amounted to $209 in 2013 and $197 in 2012 which, in each year, was less than the maximum amount allowable by law.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may purchase registered shares of common stock at 85% of the market price for such shares. An aggregate of 200,000 shares of common stock are authorized for issuance under the ESPP which was established in 1997. Any shares purchased under the ESPP are subject to a two year lock-up. ESPP purchases amounted to 3,979 shares in 2013 and 5,041 shares in 2012.

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

On January 10, 2008, the Company entered into an agreement with GATX Corporation (“GATX”) whereby GATX acquired 239,523 (approximately 4.99%) newly-issued shares of the Company’s common stock for approximately $5,500 ($23 per share) to be utilized for capital improvements to enhance the Company’s railroad lines. The parties also entered into an Exclusive Railcar Supply Agreement whereby GATX has the exclusive right to supply the Company with railcars for certain rail traffic on market-competitive terms. In addition, the Company exchanged 72 of its mill gondolas for 137 open-top hoppers owned by GATX, which exchange was accounted for as a purchase. The Company agreed to lease the 72 mill gondolas from GATX under operating leases for a period of up to 7 years at a minimum annual rental of $248 (adjusted to $163 for 2013) through January 2015. During 2012, the Company and GATX amended the lease with respect to 20 of the mill gondolas which the Company returned to GATX. All other terms and conditions remained the same and, as of December 31, 2013, the total remaining obligation under this lease was $177. Rental expense of $163 and $219 was incurred under this lease in 2013 and 2012, respectively. In addition to the lease of gondolas, which is a fixed-rent, fixed-term lease, the Company also entered into a 7 year “per-diem” lease of 200 auto carrying railcars, for which the Company is obligated to remit car-hire revenues only. In 2013 and 2012, the car-hire earned from other railroads and remitted to GATX was approximately $3,600 and $3,700, respectively.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012

(Dollars in Thousands Except Per Share Amounts)

In March 2011, the Company entered into a three year lease for 2 six-axle EMD SD-60 locomotives for approximately $186 per annum. Based upon certain conditions in the lease, the lease was automatically extended through July 2014.

The Company entered into a lease/storage arrangement in 2013 for 8 hi-sided gondolas, whereby the Company pays GATX for its sporadic use on a per trip basis only.

14.	Lease

The Company had installed a 209kW(DC) Solar System at its Worcester Engine House and adjacent land during 2013 for a cost of $672. Upon completion of the installation, the Company sold the system to an unrelated third party for cost, leasing the Solar System back from the unrelated third party. The Company entered into a ten year operating lease for approximately $50 per annum. The Solar System went on line during December 2013. The Company has the option at the end of the lease term to purchase the Solar System at fair market value (not to exceed 15% of the original cost) or continue to lease month to month.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the Company’s internal control over financial reporting as of the end of the period covered by this annual report based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Such evaluation included reviewing the documentation of the Company’s internal controls, evaluating the design and operating effectiveness of key financial reporting controls and reviewing our overall control environment. Based on such evaluation, the Company’s management has concluded that as of the end of the period covered by this annual report, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to the directors of the Company, see pages 2 through 8 and 10 of the Company’s definitive proxy statement for the 2014 annual meeting of its shareholders, which pages are incorporated herein by reference.

The following are the executive officers of the Company:

Name	Age	Position	Date of First Election to Office
Robert H. Eder	81	Chairman	1980
P. Scott Conti	56	President	2005
David F. Fitzgerald[2]	63	Vice President	2005
Frank K. Rogers	52	Vice President	2005
Daniel T. Noreck	42	Treasurer	2010
Charles D. Rennick	32	Secretary	2013

Any officer elected or appointed by the Company’s Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors. Mr. Eder has served as Chairman of the Company since 1980. Mr. Eder also served as President of the Company from December 1966 until 1980. Mr. Conti served as Vice President from March 1999 until his election as President in 2005. Upon joining the Company in 1988, he served as Engineering Manager through December 1997, and then as Chief Engineer from 1998 until March 1999. Mr. Fitzgerald joined the Company in 1973 and served as Superintendent of Transportation prior to his promotion to Vice President in 2005. Mr. Rogers joined the Company in 1994 and served as Director of Marketing prior to his promotion to Vice President in 2005. Mr. Noreck joined the Company in September 2010 as Treasurer. Mr. Rennick joined the Company in 2012 as Assistant General Counsel and was elected as Secretary and General Counsel in 2013 upon the retirement of Marie A. Angelini who had served as Secretary since 2007.

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

75 Hammond Street

Worcester, Massachusetts 01610

(800) 447-2003

Internet Address: http://www.pwrr.com; wlavely@pwrr.com

Item 11. Executive Compensation

See pages 7-8 and 12 through 14 of the Company’s definitive proxy statement for the 2014 annual meeting of its shareholders, which pages are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See pages 10-11 of the Company’s definitive proxy statement for the 2014 annual meeting of its shareholders, which pages are incorporated herein by reference.

[2]	Mr. Fitzgerald retired from the Company effective February 8, 2014.

III-1

The following table sets forth information as of the end of the Company’s most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available For Future Issuance

Equity compensation plans approved by security holders	67,082	$14.26	245,401

Equity compensation plans not approved by security holders	N/A	N/A	181,215

Total	67,082	$14.26	426,616

Item 13. Certain Relationships and Related Transactions and Director Independence

See pages 2, 5-6, 10 and 14 of the Company’s definitive proxy statement for the 2014 annual meeting of its shareholders which pages are incorporated herein by reference.

Robert Eder, who owns a majority of the Company’s Preferred Shares, with his wife, also controls Capital Properties, Inc. (“CPI”) and its subsidiaries. Pursuant to an agreement between the Company and Getty Oil Company (Eastern Operations), Inc. dated August 6, 1975, the Company has the right to relocate any portion of two pipelines located within the Company’s right of way, in East Providence, Rhode Island. The Company and CPI have supported an extension of Waterfront Drive in East Providence along the Company’s right of way which was completed in the fall of 2012. The State of Rhode Island’s plans for Waterfront Drive’s extension required a relocation of a portion of the pipelines which the Company has the right to relocate. The Rhode Island Department of Transportation (“RIDOT”) entered into an agreement with the Company to reimburse the Company for expenses incurred by us in relocating the pipelines up to a maximum of $159. In May, 2011 CPI’s subsidiary, Capital Terminal Company (“CTC”), entered into an agreement with the Company to act as the Company’s agent to select, direct and supervise all subcontractors subject to the Company’s approval. All invoices from contractors to CTC are submitted to the Company for approval along with a check from CTC in the amount of the invoice. The Company pays the invoice out of the funds provided by CTC. The Company is then obligated to submit the invoices to RIDOT for reimbursement under its agreement with RIDOT. When the Company receives reimbursement from RIDOT, it is obligated to pay that amount to CTC. Any shortfall in RIDOT’s reimbursement is borne by CTC. At December 31, 2013, the Company has remaining a receivable from RIDOT and a payable to CTC in the amount of $22.

Item 14. Principal Accounting Fees and Services

See pages 14-15 of the Company’s definitive proxy statement for the 2014 annual meeting of its shareholders which pages are incorporated herein by reference.

III-2

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) All financial statements:

An index of financial statements is included in Item 8, page II-9 of this annual report.

(3)	Listing of Exhibits.

3.1	Articles of Incorporation, as amended, incorporated by reference from the Company’s Registration Statement on Form S-1, Registration No. 333-46433

3.2	By-laws, as amended, incorporated by reference from the Company’s Registration Statement on Form S-8, Registration No. 333-02975

10.1	Business Loan Agreement dated June 25, 2009 between the Registrant and Commerce Bank & Trust Company, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

10.2	Common Stock Purchase Agreement dated January 10, 2008 between the Registrant and GATX Corporation, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.3	Exclusive Railcar Supply Agreement dated January 10, 2008 between the Registrant and GATX Corporation, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.4	Registration Rights Agreement dated January 10, 2008 between the Registrant and GATX Corporation, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.5	Non-Qualified Stock Option Plan (incorporated by reference from the Company’s Registration Statement on Form S-1 Registration No. 33-46433)

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 28, 2014, formatted in eXtensible Business Reporting Language:

Balance Sheets as of December 31, 2013 and 2012;
Statements of Operations for the years ended December 31, 2013 and 2012;
Statements of Shareholders’ Equity for the years ended December 31, 2013 and 2012;
Statements of Cash Flows for the years ended December 31, 2013 and 2012; and
Notes to Financial Statements.

IV-1

(b)	Not applicable.

(c)	Exhibits (annexed).

IV-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

/s/ Robert H. Eder
By Robert H. Eder
Chief Executive Officer

Dated: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert H. Eder Robert H. Eder	Chairman of the Board (Chief Executive Officer)	March 28, 2014

/s/ P. Scott Conti P. Scott Conti	President and Director (Chief Operating Officer)	March 28, 2014

/s/ Daniel T. Noreck Daniel T. Noreck	Treasurer (Principal financial officer and principal accounting officer)	March 28, 2014

/s/ Richard W. Anderson Richard W. Anderson	Director	March 28, 2014

/s/ Frank W. Barrett Frank W. Barrett	Director	March 28, 2014

/s/ John J. Healy John J. Healy	Director	March 28, 2014

/s/ James C. Garvey James C. Garvey	Director	March 28, 2014

IV-3