Form 10-Q
period 2014-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2014-05-13
CIK 831968

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 6, 2014, the registrant has 4,853,380 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

Part I – Financial Information

Item 1.	Financial Statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED BALANCE SHEETS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

	MARCH 31, 2014	DECEMBER 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$2,848	$2,614
Accounts receivable, net of allowance for doubtful accounts of $160 in 2014 and 2013, respectively	4,402	5,727
Materials and supplies	1,269	1,308
Prepaid expenses and other current assets	259	508
Deferred income taxes	353	353

Total Current Assets	9,131	10,510
Property and Equipment, net	84,885	85,571
Land Held for Development	12,457	12,457

Total Assets	$106,473	$108,538

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,740	$3,745
Current portion of deferred grant and other revenue	434	239
Accrued expenses	1,932	1,677

Total Current Liabilities	5,106	5,661

Deferred Income Taxes	12,997	13,638

Deferred Grant and Other Income	12,337	12,477

Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2014 and 2013	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,852,762 shares in 2014 and 4,850,014 shares in 2013	2,426	2,425
Additional paid-in capital	37,779	37,635
Retained earnings	35,796	36,670

Total Shareholders’ Equity	76,033	76,762

Total Liabilities and Shareholders’ Equity	$106,473	$108,538

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended March 31,
	2014	2013

Operating Revenue	$6,514	$6,992

Operating Expenses:
Maintenance of way and structures	1,352	1,526
Maintenance of equipment	912	1,019
Transportation	2,471	2,510
General and administrative	1,238	1,270
Depreciation	900	856
Taxes, other than income taxes	657	964
Car hire, net	226	239
Employee retirement plans	57	55
Track usage fees	29	42

Total Operating Expenses	7,842	8,481

Loss from Operations	(1,328)	(1,489)
Other income, net	10	6

Loss from operations prior to income taxes	(1,318)	(1,483)
Provision from Income Tax (Benefit)	(641)	(392)

Net Loss	(677)	(1,091)
Preferred Stock Dividends	3	3

Net Loss Available to Common Shareholders	$(680)	$(1,094)

Basic and Diluted Loss Per Common Share	$(.14)	$(.23)

Weighted-Average Common Shares Outstanding
For basic	4,850,938	4,842,416
For diluted	4,850,938	4,842,416

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(677)	$(1,091)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation	900	856
Amortization of deferred grant income	(140)	(187)
Deferred grant and other income	195	1,256
Deferred income taxes provision (benefit)	(641)	(392)
Share-based compensation	114	80
Increase (decrease) in cash from:
Accounts receivable	1,325	1,539
Materials and supplies	39	(32)
Prepaid expenses and other	249	221
Accounts payable and accrued expenses	(689)	(134)

Net cash flows provided by operating activities	675	2,116

Cash flows from Investing Activities:
Purchase of property and equipment	(275)	(853)
Proceeds from the sale of property	—	—

Net cash flows used in investing activities	(275)	(853)

Cash Flows from Financing Activities:
Dividends paid	(197)	(197)
Issuance of common shares for stock options exercised and employee stock purchases	31	20

Net cash flows used in financing activities	(166)	(177)

Increase in Cash and Cash Equivalents	234	1,086
Cash and Cash Equivalents, Beginning of Period	2,614	951

Cash and Cash Equivalents, End of Period	$2,848	$2,037

Supplemental Disclosures:

Property and equipment included in accounts payable	$61	$157
Cash paid for income taxes	$55	$420

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Dollars in Thousands Except Per Share Amounts)

1.	In the opinion of management, the accompanying interim condensed financial statements of the Providence and Worcester Railroad Company (the “Company”) contain all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial position as of March 31, 2014 and the results of operations and cash flows for the three months ended March 31, 2014 and 2013 in accordance with accounting principles generally accepted in the United States. The accompanying condensed balance sheet as of December 31, 2013, has been derived from audited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission. Results for interim periods may not be necessarily indicative of the results to be expected for the full year.

2.	Recent Accounting Pronouncements:

The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company expects none of the recent accounting pronouncements will have a significant impact on its financial statements.

3.	Changes in Shareholders’ Equity:

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Balance December 31, 2013	$32	$2,425	$37,635	$36,670	$76,762
Issuance of 2,748 common shares for employee stock purchases, stock options exercised and employee stock awards		1	30		31
Share-based compensation, options granted			114		114
Dividends
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.04 per share				(194)	(194)
Net loss for the period				(677)	(677)

Balance March 31, 2014	$32	$2,426	$37,779	$35,796	$76,033

4.	Debt

The Company has a revolving line of credit facility in the amount of $5,000 from a commercial bank expiring on June 25, 2015. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. At March 31, 2014 and December 31, 2013, no amounts were outstanding.

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

A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

	2014			2013
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic Earnings per Share
Net Loss available to Common Shareholders	$(680)			$(1,094)

Basic loss per share	$(680)	4,851	$(.14)	$(1,094)	4,842	$(.23)

Diluted Earnings per Share
Net Loss available to Common Shareholders	$(680)			$(1,094)

Effect of Dilutive Securities		—			—

Diluted loss per Share	$(680)	4,851	$(.14)	$(1,094)	4,842	$(.23)

Options to purchase 67,695 and 70,348 shares of common stock were outstanding at March 31, 2014 and 2013, respectively. No outstanding options were included in the computation of diluted (loss) earnings per common share for 2014 and 2013 as the effect would be antidilutive. Shares of preferred stock convertible into 64,000 shares of common stock were outstanding at March 31, 2014 and 2013. These shares were not included in the computation of diluted (loss) earnings per common share for 2014 and 2013 because of the anti-dilutive effect.

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended March 31,
	2014	2013
Mileage credit available, beginning	$1,219	$1,994
Operating rights offset	104	104

Mileage credit remaining, ending	$1,115	$1,890

8.	Related Party Transaction:

Robert Eder, who owns a majority of the Company’s Preferred Shares, with his wife, also controls Capital Properties, Inc. (“CPI”) and its subsidiaries. Pursuant to an agreement between the Company and Getty Oil Company (Eastern Operations), Inc. dated August 6, 1975, the Company has the right to relocate any portion of two pipelines located within the Company’s right of way, in East Providence, Rhode Island. The Company and CPI have supported an extension of Waterfront Drive in East Providence along the Company’s right of way which was completed in the fall of 2012. The State of Rhode Island’s plans for Waterfront Drive’s extension required a relocation of a portion of the pipelines which the Company has the right to relocate. The Rhode Island Department of Transportation (“RIDOT”) entered into an agreement with the Company to reimburse the Company for expenses incurred by us in relocating the pipelines up to a maximum of $159. In May, 2011 CPI’s subsidiary, Capital Terminal Company (“CTC”), entered into an agreement with the Company to act as the Company’s agent to select, direct and supervise all subcontractors subject to the Company’s approval. All invoices from contractors to CTC are submitted to the Company for approval along with a check from CTC in the amount of the invoice. The Company pays the invoice out of the funds provided by CTC. The Company is then obligated to submit the invoices to RIDOT for reimbursement under its agreement with RIDOT. When the Company receives reimbursement from RIDOT, it is obligated to pay that amount to CTC. Any shortfall in RIDOT’s reimbursement is borne by CTC. At March 31, 2014 and December 31, 2013, respectively, the remaining receivable in the amount of $22 from RIDOT, and the corresponding accounts payable to CTC have been reflected in the Company’s Condensed Balance Sheets.

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

9.	Subsequent Events:

On April 30, 2014, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable May 28, 2014 to shareholders of record on May 14, 2014.

In April 2014, the Company extended its existing locomotive Lease Agreement with GATX. The Company and GATX extended the Lease Agreement for a thirty-six month term, which commences after the expiration of the existing lease. Additionally, the Company and GATX added one additional SD-60 unit, for a total of three SD-60 locomotives, to the new Agreement. The total annual rental for the three locomotives will be approximately $228.

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

The Company’s significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and during the first three months of 2014.

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

Results of Operations

The following table sets forth the Company’s operating revenues, exclusive of rental revenues of $160 and $128 for the first three months in 2014 and 2013, respectively, by category in dollars and as a percentage of operating revenues:

	Three Months Ended March 31,
	2014		2013
	(In thousands, except percentages)
Freight Revenues:
Conventional carloads	$5,549	87.3%	$6,284	91.5%
Containers	355	5.6	351	5.1
Other freight related	169	2.7	86	1.3
Other operating revenues	281	4.4	143	2.1

Total	$6,354	100.0%	$6,864	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues, exclusive of rental revenues:

	Three Months Ended March 31,
	2014		2013
	(In thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$3,968	62.4%	$4,072	59.3%
Casualties and insurance	436	6.9	284	4.1
Depreciation	900	14.2	856	12.5
Diesel fuel	598	9.4	787	11.5
Car hire, net	226	3.6	239	3.5
Purchased services, including legal and professional fees	533	8.4	374	5.4
Repair and maintenance of equipment	433	6.8	538	7.8
Track and signal materials	359	5.6	209	3.0
Track usage fees	133	2.1	146	2.1
Other materials and supplies	303	4.8	352	5.1
Other	612	9.6	919	13.4

Total	8,501	133.8	8,776	127.7
Less capitalized and recovered costs, including amounts relating to the Amtrak Agreement	659	10.4	295	4.3

Total	$7,842	123.4%	$8,481	123.4%

Operating Revenues:

Operating revenues decreased $480 thousand, or 6.9%, to $6.51 million in the first quarter of 2014 from $6.99 million in the first quarter of 2013.

The decrease in conventional freight revenues is attributable to a 13.4% decrease in traffic volume, offset by a slight increase in the average revenue received per conventional carload. The Company’s conventional carloads decreased by 872 to 5,654 in the first quarter of 2014 from 6,526 in 2013.

Shipments of most commodities decreased in the first quarter of 2014, as compared to the first quarter of 2013. The decrease in the Company’s ethanol and plastic business was a result of increasing transit times caused by severe weather across the national network. Coal business was impacted by the changing power purchase patterns of the New England power market with more generation switching to natural gas alternatives. The increase in the average revenue received per conventional carload is due mainly to rate changes.

The increase in container freight revenues is the result of a 3.6% increase in traffic volume, offset by a 1.3% decrease in the average revenue received per container. Container traffic volume increased by 174 containers to 4,975 in the first quarter of 2014 from 4,801 in 2013.

The increase in other freight-related revenues is the result of the increases in switching income and fees charged for special train services, offset by a slight decrease in demurrage revenue.

The increase in other operating revenues mainly reflects an increase in billings for flagging services performed by the Company.

Operating Expenses:

Operating expenses for the first quarter of 2014 decreased by $640 thousand, or 7.5%, to $7.84 million from $8.48 million in the first quarter of 2013. The decrease is attributable mainly to decreases in payroll related expense ($104 thousand), diesel fuel ($189 thousand), repairs and maintenance expense ($150 thousand), and other ($307 thousand). These decreases were offset in part by increases in utility expense ($60 thousand) due to severe cold weather, casualty expense ($150 thousand), and depreciation expense ($45 thousand). Increases in purchased services and track and signal material purchases ($300 thousand) were related to reimbursable projects performed by the Company’s Maintenance of Way department for various state agencies. The increase in recovered costs relates to these same projects.

Income Tax Benefit:

The income tax benefit for the first quarter of 2014 and 2013 is approximately (49%) and (26%) of the pre-tax loss, respectively. The income tax rate for 2014 represents the effective tax benefit which the Company expects to realize after giving effect for a decrease in the Company’s valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

During the first quarter of 2014, the Company generated $675 thousand of cash from operating activities, used $275 thousand in investing activities and $166 thousand in financing activities.

On April 30, 2014, the Company declared a quarterly dividend of approximately $193 thousand ($.04 per common share) to be paid on May 28, 2014. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

The Company has a revolving line of credit facility in the amount of $5 million from a commercial bank expiring on June 25, 2015. At March 31, 2014, no amounts were outstanding.

Seasonality

Historically, the Company’s operating revenues are lowest for the first quarter due to the reduction in construction aggregate shipments during a portion of this period and to winter weather conditions.

Item 4. Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

PART II – Other Information

Item 5.	Other Information

(a)	Reports on Form 8-K were appropriately filed during the quarter ended March 31, 2014.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chairman of the Board and Chief Executive Officer and Treasurer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2014, filed with the Securities and Exchange Commission on May 13, 2014, formatted in eXtensible Business Reporting Language:

(i) Balance Sheets as of March 31, 2014 and December 31, 2013;

(ii) Statements of Operations for the Three Months ended March 31, 2014 and 2013;

(iii) Statements of Cash Flows for the Three Months ended March 31, 2014 and 2013; and

(iv) Notes to Financial Statements.

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

DATED: May 13, 2014