Form 10-Q
period 2014-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2014-08-11
CIK 831968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, the registrant has 4,856,128 shares of common stock, par value $.50 per share, outstanding.

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED BALANCE SHEETS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

	JUNE 30, 2014	DECEMBER 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,359	$2,614
Accounts receivable, net of allowance for doubtful accounts of $275 in 2014 and $160 in 2013	6,136	5,727
Materials and supplies	1,217	1,308
Prepaid expenses and other current assets	148	508
Deferred income taxes	353	353

Total Current Assets	9,213	10,510

Property and Equipment, net	85,695	85,571
Land Held for Development	12,457	12,457
Rail Cars Held for Sale	332	—

Total Assets	$107,697	$108,538

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,023	$3,745
Current portion of deferred grant and other revenue	481	239
Accrued expenses	1,891	1,677

Total Current Liabilities	5,395	5,661

Deferred Income Taxes	13,599	13,638

Deferred Grant and Other Revenue	12,194	12,477

Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2014 and 2013	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,856,128 shares in 2014 and 4,850,014 shares in 2013	2,428	2,425
Additional paid-in capital	37,823	37,635
Retained earnings	36,226	36,670

Total Shareholders’ Equity	76,509	76,762

Total Liabilities and Shareholders’ Equity	$107,697	$108,538

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in Thousands except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Operating Revenues	$9,511	$8,777	$16,025	$15,769

Operating Expenses:
Maintenance of way and structures	1,325	1,312	2,677	2,838
Maintenance of equipment	1,049	999	1,961	2,018
Transportation	2,647	2,614	5,118	5,124
General and administrative	1,422	1,110	2,660	2,379
Depreciation	888	861	1,788	1,717
Taxes, other than income taxes	700	721	1,356	1,685
Car hire, net	226	220	453	459
Employee retirement plans	57	56	114	111
Track usage fees	87	80	116	122

Total Operating Expenses	8,401	7,973	16,243	16,453

Operating Income (Loss) before Interest and Income Taxes	1,110	804	(218)	(684)
Other income	117	13	127	19

Income (Loss) from operations before Income Taxes	1,227	817	(91)	(665)
Income Tax Provision (Benefit)	602	339	(39)	(53)

Net Income (Loss)	625	478	(52)	(612)

Preferred Stock Dividends	—	—	3	3

Net Income (Loss) Attributable to Common Shareholders	$625	$478	$(55)	$(615)

Income (Loss) Per Common Share:
Basic	$.13	$.10	$(.01)	$(.13)
Diluted	$.13	$.10	$(.01)	$(.13)

Weighted-Average Common Shares Outstanding:
For basic	4,853,088	4,843,608	4,852,469	4,843,012
For diluted	4,928,643	4,917,396	4,852,469	4,843,012

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(52)	$(612)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	1,788	1,717
Amortization of deferred grant income	(486)	(396)
Allowance for doubtful accounts	115	—
Proceeds from deferred grant and other revenue	445	1,580
Deferred income taxes benefit	(39)	(194)
Share-based compensation	114	78
Increase (decrease) in cash from:
Accounts receivable	(524)	243
Materials and supplies	91	(163)
Prepaid expenses and other current assets	360	447
Accounts payable and accrued expenses	(508)	(648)

Net cash flows from operating activities	1,304	2,052

Cash flows from Investing Activities:
Purchase of property and equipment	(2,494)	(1,443)
Proceeds from sale of property and equipment	250	—

Net cash flows used in investing activities	(2,244)	(1,443)

Cash Flows from Financing Activities:
Proceeds from deferred grant and other income	—	43
Dividends paid	(392)	(393)
Issuance of common shares for stock options exercised and employee stock purchases	77	38

Net cash flows used in financing activities	(315)	(312)

Increase (decrease) in Cash and Cash Equivalents	(1,255)	297
Cash and Cash Equivalents, Beginning of Period	2,614	951

Cash and Cash Equivalents, End of Period	$1,359	$1,248

Supplemental Disclosures:

Cash paid for income taxes	$97	$420
Property and equipment included in accounts payable	$119	$509

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Dollars in Thousands Except Per Share Amounts)

1.	In the opinion of management, the accompanying interim condensed financial statements of Providence and Worcester Railroad Company (the “Company”) contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013 in accordance with accounting principles generally accepted in the United States. The accompanying condensed balance sheet as of December 31, 2013, has been derived from audited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission. Results for interim periods may not necessarily be indicative of the results to be expected for the full year.

2.	Recent Accounting Pronouncements:

The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company expects none of the recent accounting pronouncements will have a significant impact on its financial statements.

3.	Changes in Shareholders’ Equity:

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Balance December 31, 2013	$32	$2,425	$37,635	$36,670	$76,762
Issuance of 6,114 common shares for employee stock purchases, stock options exercised and employee stock awards		3	74		77
Share-based compensation, options granted			114		114
Dividends:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.08 per share				(389)	(389)
Net loss for the period				(52)	(52)

Balance June 30, 2014	$32	$2,428	$37,823	$36,226	$76,509

4.	Debt:

The Company has a revolving line of credit facility in the amount of $5,000 from a commercial bank expiring on June 25, 2015. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. At June 30, 2014 and December 31, 2013, no amounts were outstanding.

5.	Income (Loss) per Common Share:

Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding during each period. Diluted income (loss) per common share reflects the effect of the Company’s outstanding convertible preferred stock and stock options except where such items would be antidilutive.

A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Weighted-average common shares for basic	4,853,088	4,843,608	4,852,469	4,843,012
Dilutive effect of convertible preferred stock and stock options	75,555	73,788	—	—

Weighted-average common shares for diluted	4,928,643	4,917,396	4,852,469	4,843,012

Options to purchase 65,191 shares of common stock were outstanding at June 30, 2014. Options to purchase 70,348 shares of common stock were outstanding at June 30, 2013. For the three month periods ended June 30, 2014 and 2013, 11,555 and 9,788 of outstanding options to purchase common shares were included in the computation of diluted earnings per share (EPS). For the six month period ended June 30, 2014 and 2013, no outstanding options were included as the effect would be antidilutive.

Preferred Stock is convertible into common stock at the rate of 100 shares of common stock for each one share of Preferred Stock outstanding for the three and six-month periods ended June 30, 2014 and 2013. For the three month periods ended June 30, 2014 and 2013, the 64,000 shares of the Company’s common stock were included. For the six month period ended June 30, 2014 and 2013, the 64,000 shares of the Company’s common stock were not included as the effect would be antidilutive.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Mileage credit available, beginning	$1,115	$1,890	$1,200	$1,994
Utilized	210	201	295	305

Mileage credit available, ending	$905	$1,689	$905	$1,689

8.	Open-Top Hoppers

In June, 2014, the Company acquired from GATX Corporation 75 open-top hoppers, which were previously under lease. The Company acquired these open-top hoppers for $1,500.

Subsequent to the acquisition of the 75 open-top hoppers, the Company entered into an agreement with an unrelated third party for the disposal of 126 open-top hopper cars (the “cars”). The Agreement calls for the cars to be disposed of over a period of time. The Company anticipates the disposal to be completed by

September 30, 2014. The Company expects to receive proceeds of approximately $950 as a result of the disposal of the cars. The Company received $250, of the anticipated $950, in advance of the disposal, of which $62 remains in deferred grant and other revenue at June 30, 2014. As of June 30, 2014, the Company had disposed of twenty-five (25) cars resulting in a gain of $106, which is reported as other income in the Statement of Operations. The carrying value of the remaining 101 cars to be disposed of has been classified as Property Held for Sale in the Company’s Balance Sheet.

9.	Subsequent event and dividends:

On July 30, 2014, the Company declared a dividend of $.04 per share on its outstanding common stock payable August 27, 2014 to shareholders of record as of August 13, 2014.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MDA”) which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions, however, that actual results could differ materially from those indicated in MDA. The following discussion should be read in conjunction with the Condensed Financial Statements and applicable notes to the Condensed Financial Statements, Item 1, as well as the Financial Statements, related notes and other financial information included in our 2013 Form 10-K. The Company does not undertake the obligation to update forward-looking statements in response to new information, future events or otherwise.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) defines critical accounting policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 during the first six months of 2014.

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

Results of Operations

The following table sets forth the Company’s operating revenues, exclusive of rental operating revenues of $178 and $202 during the three months ended June 30, 2014 and 2013, respectively and $338 and $329 during the six months ended June 30, 2014 and 2013, respectively, by category in dollars and as a percentage of operating revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	(In thousands, except percentages)
Freight Revenues:
Conventional carloads	$8,414	90.1%	$7,852	91.6%	$13,963	89.0%	$14,136	91.6%
Containers	393	4.2	295	3.5	748	4.8	646	4.2
Other freight related	157	1.7	210	2.4	326	2.1	296	1.9
Other Operating Revenues	369	4.0	218	2.5	650	4.1	362	2.3

Total	$9,333	100.0%	$8,575	100.0%	$15,687	100.0%	$15,440	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues, exclusive of rental operating revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	(In thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$3,857	41.3%	$4,085	47.6%	$7,826	49.9%	$8,156	52.8%
Casualties and insurance	266	2.9	254	3.0	702	4.5	539	3.5
Depreciation	888	9.5	861	10.0	1,788	11.4	1,717	11.1
Diesel fuel	869	9.3	818	9.5	1,467	9.4	1,605	10.4
Car hire, net	226	2.4	220	2.6	453	2.9	459	3.0
Purchased services, including legal and professional fees	1,018	10.9	526	6.1	1,551	9.9	901	5.8
Repair and maintenance of equipment	511	5.5	467	5.5	944	6.0	1,005	6.5
Track and signal materials	254	2.7	762	8.9	613	3.9	971	6.3
Track usage fees	299	3.2	281	3.3	431	2.7	426	2.8
Other materials and supplies	477	5.1	398	4.6	780	5.0	751	4.9
Other	832	8.9	563	6.6	1,444	9.2	1,481	9.6

Total	9,497	101.7	9,235	107.7	17,999	114.8	18,011	116.7
Less capitalized and recovered costs, including amounts relating to the Amtrak Agreement	1,096	11.7	1,262	14.7	1,756	11.2	1,558	10.1

Total	$8,401	90.0%	$7,973	93.0%	$16,243	103.6%	$16,453	106.6%

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Operating Revenues:

Operating revenues increased $247 thousand, or 1.6%, to $15.7 million in the six months ended June 30, 2014 from $15.4 million in 2013. This increase is the result of a $102 thousand (15.8%) increase in container freight revenues, a $30 thousand (10.1%) increase in other freight related revenues, and a $288 thousand (80.0%) increase in other operating revenues, offset by a $173 thousand (1.2%) decrease in revenues from conventional carload.

The decrease in conventional freight revenues results from a 1.5% decrease in the average revenue received per conventional carload and a 1.8% decrease in traffic volume. The Company’s conventional carload decreased by 289 to 15,617 in the first six months of 2014 from 15,906 in 2013.

The number of shipments of most commodities handled by the Company remained constant. The majority of the decrease was attributable to shipments of chemicals and plastics (including ethanol). The decrease in chemicals and plastics was mainly a result of a decrease in the shipments of ethanol. This decrease was offset in part by an increase in the shipments of metal products. The decrease in the average revenue received per conventional carload is due mainly to the shifts in the mix of commodities as well as the shifts in interchange location for some of the shipments.

The increase in container freight revenues is the result of a 16.0% increase in traffic volume. Container traffic volume increased by 1,444 containers to 10,447 containers in the first six months of 2014 from 9,003 containers in 2013 as a result of intermodal shipment being converted to rail due to changes in trucking regulations.

The small increase in other freight-related revenues results from an increase in switching and miscellaneous operating revenue while the increase in other operating revenues reflects an increase in maintenance department billings for services rendered to freight customers and other outside parties.

Operating Expenses:

Operating expenses for the six-month period ended June 30, 2014 decreased by $210 thousand, or 1.3%, to $16.24 million from $16.45 million in 2013. The decrease is attributable mainly to decreases in payroll related expense ($330 thousand), diesel fuel ($138 thousand), and track and signal materials expense ($358 thousand). These decreases were offset in part by increases in casualty related expense ($163 thousand), depreciation expense ($71 thousand), and purchased services ($650 thousand). The increase in purchased services, partially offset by the decrease in track and signal materials expense for reimbursable projects, was attributable to projects performed by the Company’s Maintenance of Way department for various state agencies. The increase in recovered costs also relates to these same projects.

Provision for Income Taxes (Benefit):

The income tax benefit for the first six months of 2014 and 2013 is equal to (43%) and (8%) of the pre-tax income. This effective rate reflects the federal income tax rate adjusted by the effect of non-deductible expenses and state taxes. The estimated annual rate does not agree with statutory rate due to changes in the valuation allowance the Company had previously established against its deferred tax assets based upon the Company’s analysis of the Company’s reversal pattern of taxable temporary differences.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Operating Revenues:

Operating revenues increased $758 thousand, or 8.8%, to $9.3 million in the second quarter of 2014 from $8.6 million in the second quarter of 2013. This increase is the result of a $562 thousand (7.2%) increase in conventional carload revenue, a $98 thousand (33.2%) increase in container freight revenues, and a $151 thousand (69.3%) increase in other freight related revenues, offset by a $53 thousand (25.2%) decrease in other operating revenues.

The increase in conventional freight revenues is attributable to a 4.8% increase in traffic volume and a 2.2% increase in average revenue per carload. The Company’s conventional carloads increased by 448 to 9,828 in the second quarter of 2014 from 9,380 in 2013.

The number of shipments of most commodities handled by the Company increased in the second quarter of 2014. The majority of the increases were in metal products and other shipments. The small increase in the average revenue received per conventional carload is due mainly to the shifts in the mix of commodities and rate changes.

The increase in container freight revenues is mainly the result of a 30.2% increase in traffic volume. Container traffic volume increased by 1,270 containers to 5,472 containers in the second quarter of 2014 from 4,202 containers in 2013. The reason for the increase is as previously discussed for the six months ended June 30, 2014.

The decrease in other freight-related revenues results from a decrease in miscellaneous operating revenue while the increase in other operating revenues reflects an increase in maintenance department billings for services rendered to freight customers and other outside parties.

Operating Expenses:

Operating expenses for the second quarter of 2014 increased by $428 thousand, or 5.4%, to $8.40 million from $7.97 million in the second quarter of 2013. The increase is attributable mainly to increases in diesel fuel ($51 thousand), other expenses ($269 thousand) due to higher bad debt expense related to the plant closure of a client, and purchased services ($492 thousand). These increases were offset in part by decreases in payroll related expense ($228 thousand) and track and signal materials expense ($508 thousand). The decrease in track and signal materials expense and the increase in purchase services were both attributable to projects performed by the Company’s Maintenance of Way department for various state agencies. The decrease in recovered costs also relates to these same projects.

Provision for Income Taxes:

The income tax provision for the three month period ended June 30, 2014 and 2013 is equal to approximately 49% and 41% respectively of pre-tax income. This effective tax rate represents the federal income tax rate increased by the impact of state income taxes and non-deductible expenses. The estimated annual rate does not agree to statutory rates due to changes in the valuation allowance the Company had previously established against its deferred tax assets based upon the Company’s analysis of the Company’s reversal pattern of taxable temporary differences.

Liquidity and Capital Resources

During the six months ended June 30, 2014, the Company generated $1.3 million of cash from operating activities, and the Company used $2.2 million in investing activities and $315 thousand in financing activities.

On July 30, 2014, the Company declared a quarterly dividend of approximately $193 thousand ($.04 per common share) to be paid on August 27, 2014. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

The Company has a revolving line of credit facility in the amount of $5 million from a commercial bank. At June 30, 2014, no amounts were outstanding.

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

PART II – Other Information

Item 5 -	Other information

None.

Item 6 -	Exhibits

31.1	Rule 13a-14(a) Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chairman of the Board and Chief Executive Officer and Treasurer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2014, filed with the Securities and Exchange Commission on August 11, 2014, formatted in eXtensible Business Reporting Language:

(i)     Balance Sheets as of June 30, 2014 and December 31, 2013

(ii)    Statements of Operations for the Three and Six Months ended June 30, 2014 and 2013

(iii)  Statements of Cash Flows for the Six Months ended June 30, 2014 and 2013

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

DATED: August 11, 2014