Form 10-Q
period 2014-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2014-11-12
CIK 831968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 1, 2014, the registrant had 4,858,262 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

Part I – Financial Information

Item 1. Financial Statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED BALANCE SHEETS

(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$2,162	$2,614
Accounts receivable, net of allowance for doubtful accounts of $160 in 2014 and 2013	6,833	5.727
Materials and supplies	1,019	1,308
Prepaid expenses and other current assets	855	508
Deferred income taxes	353	353

Total Current Assets	11,222	10,510
Property and Equipment, net	85,721	85,571
Land Held for Development	12,457	12,457

Total Assets	$109,400	$108,538

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,137	$3,745
Current portion of deferred grant and other income	324	239
Accrued expenses	1,838	1,677

Total Current Liabilities	6,299	5,661

Deferred Income Taxes	13,931	13,638

Deferred Grant and Other Revenue	12,369	12,477

Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2014 and 2013	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,858,262 shares in 2014 and 4,850,014 shares in 2013	2,429	2,425
Additional paid-in capital	37,855	37,635
Retained earnings	36,485	36,670

Total Shareholders’ Equity	76,801	76,762

Total Liabilities and Shareholders’ Equity	$109,400	$108,538

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Operating Revenues	$8,967	$8,809	$24,992	$24,578

Operating Expenses:
Maintenance of way and structures	1,597	1,324	4,274	4,162
Maintenance of equipment	989	1,023	2,949	3,041
Transportation	2,841	2,818	7,960	7,942
General and administrative	1,038	1,235	3,700	3,615
Depreciation	894	870	2,682	2,587
Taxes, other than income taxes	668	635	2,024	2,320
Car hire, net	290	276	743	735
Employee retirement plans	57	56	171	167
Track usage fees	79	30	194	152

Total Operating Expenses	8,453	8,267	24,697	24,721

Operating Income (loss) before Interest and Income Taxes	514	542	295	(143)
Other income	441	125	568	144

Income from operations prior to income taxes	955	667	863	1
Provision for Income Taxes	502	74	462	21

Net Income (Loss)	453	593	401	(20)

Preferred Stock Dividends	—	—	3	3

Net Income (Loss) Attributable to Common Shareholders.	$453	$593	$398	$(23)

Net Income (Loss) Per Common Share
Basic	$.09	$.12	$.08	$—
Diluted	$.09	$.12	$.08	$—

Weighted-Average Common Shares Outstanding:
For basic	4,857,083	4,845,524	4,853,985	4,843,828
For diluted	4,931,235	4,923,897	4,929,059	4,843,828

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$401	$(20)
Adjustments to reconcile the net income (loss) to cash flows from operating activities:
Depreciation	2,682	2,587
Gain on sale of equipment	(538)	—
Amortization of deferred grant and other income	(724)	(614)
Proceeds from deferred grant and other income	701	1,285
Deferred income tax benefit	293	(246)
Share-based compensation	114	78
Increase (decrease) in cash from:
Accounts receivable	(1,106)	1,138
Materials and supplies	289	(332)
Prepaid expenses and other current assets	(347)	(253)
Accounts payable and accrued expenses	553	(211)

Net cash flows from operating activities	2,318	3,412

Cash flows from Investing Activities:
Purchase of property and equipment	(3,246)	(2,998)
Proceeds from sale of property, equipment and easements	952	—

Net cash flows used in investing activities	(2,294)	(2,998)

Cash Flows from Financing Activities:
Dividends paid	(586)	(586)
Proceeds from deferred grant and other income	—	339
Issuance of common shares for stock options exercised and employee stock purchases	110	73

Net cash flows used financing activities	(476)	(174)

Increase (decrease) in Cash and Cash Equivalents	(452)	240
Cash and Cash Equivalents, Beginning of Period	2,614	951

Cash and Cash Equivalents, End of Period	$2,162	$1,191

Supplemental Disclosures:

Cash paid for income taxes	$139	$420
Property and equipment included in accounts payable	$304	$450

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

1.	In the opinion of management, the accompanying interim financial statements of Providence and Worcester Railroad Company (the “Company”) contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2014, the results of operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013 in accordance with accounting principles generally accepted in the United States. The accompanying condensed balance sheet as of December 31, 2013 has been derived from audited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission. Results for interim periods may not necessarily be indicative of the results to be expected for the full year.

2.	Recent Accounting Pronouncements:

The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company expects none of the recent accounting pronouncements will have a significant impact on its financial statements.

3.	Changes in Shareholders’ Equity:

			Additional		Total
	Preferred	Common	Paid-in	Retained	Shareholders’
	Stock	Stock	Capital	Earnings	Equity
Balance December 31, 2013	$32	$2,425	$37,635	$36,670	$76,762
Issuance of 8,248 common shares for stock options exercised, employee stock purchases and employee stock awards		4	106		110
Share-based compensation, options granted			114		114
Dividends:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.12 per share				(583)	(583)
Net income for the period				401	401

Balance September 30, 2014	$32	$2,429	$37,855	$36,485	$76,801

4.	Debt:

The Company has a revolving line of credit facility in the amount of $5,000 from a commercial bank expiring on June 25, 2015. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES CONDENSED TO FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. At September 30, 2014 and December 31, 2013, no amounts were outstanding.

5.	Income (Loss) per Common Share:

Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding during each period. Diluted income (loss) per common share reflects the effect of the Company’s outstanding convertible preferred stock and stock options except where such items would be antidilutive.

A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Weighted-average shares for basic	4,857,083	4,845,524	4,853,985	4,843,828
Dilutive effect of convertible preferred stock and stock options	74,152	78,373	75,074	—

Weighted-average shares for diluted	4,931,235	4,923,897	4,929,059	4,843,828

Options to purchase 60,838 and 68,974 shares of common stock were outstanding at September 30, 2014 and 2013, respectively. For the three month periods ended September 30, 2014 and 2013, 10,152 and 14,373 of outstanding options to purchase common shares were included, respectively, in the computation of diluted earnings per share (EPS). For the nine month period ended September 30, 2014, 11,074 of outstanding options to purchase common stock were included in the computation of diluted earnings per share (EPS). For the nine month period ended September 30, 2013, 10,746 of outstanding options to purchase common stock were not included in the diluted earnings per share (EPS) as the effect would antidilutive.

Preferred Stock is convertible into common stock at the rate of 100 shares of common stock for each one share of Preferred Stock outstanding for the three and nine-month periods ended September 30, 2014 and 2013. For the three month periods ended September 30, 2014 and 2013, and for the nine month period ended September 30, 2014, the 64,000 shares of the Company’s common stock were included. For the nine month period ended September 30, 2013, the 64,000 shares of the Company’s common stock were not included as the effect would be antidilutive.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Mileage credit available	$905	$1,689	$1,200	$1,994
Utilized	199	282	494	587

Mileage credit remaining	$706	$1,407	$706	$1,407

8.	Open-Top Hoppers

In June, 2014, the Company acquired from GATX Corporation 75 open-top hoppers, which were previously under lease. The Company acquired these open-top hoppers for $1,500.

Subsequent to the acquisition of the 75 open-top hoppers, the Company entered into an agreement with an unrelated third party for the disposal of 126 open-top hopper cars (the “cars”). The Agreement called for the cars to be disposed of over a period of time. The disposal was completed by September 30, 2014 and the Company received proceeds of approximately $952 for the disposal of the cars, resulting in a gain of $538, which is included in other income in the Statement of Operations.

9.	Subsequent event and dividends:

On October 29, 2014, the Company declared a dividend of $.04 per share on its outstanding common stock payable November 26, 2014 to shareholders of record as of November 12, 2014.

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

The Company’s significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and during the first nine months of 2014.

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

Results of Operations

The following table sets forth the Company’s operating revenues, exclusive of rental operating revenues of $197 and $157 during the three months ended September 30, 2014 and 2013, respectively, and $535 and $487 during the nine months ended September 30, 2014 and 2013, respectively, by category in dollars and as a percentage of operating revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	(In thousands, except percentages)
Freight Revenues:
Conventional carloads	$8,054	91.8%	$7,874	91.0%	$22,017	90.0%	$22,010	91.4%
Containers	401	4.6	374	4.3	1,150	4.7	1,019	4.2
Other freight related	117	1.3	254	2.9	443	1.8	550	2.3
Other Operating Revenues	198	2.3	150	1.8	847	3.5	512	2.1

Total	$8,770	100.0%	$8,652	100.0%	$24,457	100.0%	$24,091	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues, exclusive of rental operating revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	(In thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$3,981	45.4%	$4,234	48.9%	$11,807	48.3%	$12,390	51.4%
Casualties and insurance	446	5.1	231	2.7	1,148	4.7	770	3.2
Depreciation	894	10.2	870	10.1	2,682	11.0	2,587	10.7
Diesel fuel	849	9.7	950	11.0	2,316	9.5	2,556	10.6
Car hire, net	290	3.3	276	3.2	743	3.0	736	3.1
Purchased services, including legal and professional fees	753	8.6	693	8.0	2,304	9.4	1,593	6.6
Repair and maintenance of equipment	468	5.3	428	4.9	1,412	5.8	1,433	5.9
Track and signal materials	489	5.6	183	2.1	1,102	4.5	1,154	4.8
Track usage fees	285	3.2	312	3.6	716	2.9	739	3.1
Other materials and supplies	351	4.0	365	4.2	1,132	4.6	1,115	4.6
Other	456	5.2	467	5.4	1,900	7.8	1,948	8.1

Total	9,262	105.6	9,009	104.1	27,262	111.5	27,021	112.1

Less capitalized and recovered costs, including amounts relating to the Amtrak Agreement	809	9.2	742	8.6	2,565	10.5	2,300	9.5

Total	$8,453	96.4%	$8,267	95.5%	$24,697	101.0%	$24,721	102.6%

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating Revenues:

Operating revenues increased $400 thousand, or 1.7%, to $24.5 million in the nine months ended September 30, 2014 from $24.1 million in 2013. This increase is the result of a $130 thousand (12.7%) increase in container freight revenues and a $336 thousand (65.8%) increase in other operating revenues, offset by a $107 thousand (19.5%) decrease in other freight related revenues. Conventional freight revenues were consistent with the same period of prior year.

Conventional freight revenues had a 1.7% increase in the average revenue received per conventional carload, which was offset by a 1.6% decrease in traffic volume. The Company’s conventional carloads decreased by 414 to 25,292 in the nine-month period ended September 30, 2014 from 25,706 in 2013.

The number of shipments of construction materials and chemicals, including ethanol, handled by the Company decreased during the first nine months of 2014. The decrease was offset in part by increase in shipments of metal and forest commodities. The increase in the average revenue received per conventional carload is due to a shift in the mix of commodities, as well as some rate changes.

The increase in container freight revenues is the result of a 13.0% increase in traffic volume and a 0.4% increase in the average revenue received per container. Container traffic volume increased 1,850 to 16,064 in the first nine months of 2014 from 14,214 containers in 2013. This increase in traffic results from improved economic conditions while the increase in average revenue received per container is primarily due to a shift in the mix of containers.

The decrease in other freight-related revenues is due to less demurrage and other freight-related services while the increase in other operating revenues results from increased maintenance department billings for services rendered to freight customers and other outside parties.

Operating Expenses:

Operating expenses for the nine-month period ended September 30, 2014 were $24.7 million, even with the same period of prior year. Changes in operating expenses for the nine month period ended September 30, 2014, were attributable mainly to decreases in payroll related expense ($583 thousand) and diesel fuel ($239 thousand). These decreases were offset by increases in casualty and insurance related expense ($379 thousand), depreciation expense ($95 thousand), and purchased services ($771 thousand). The increase in purchased services, partially offset by the decrease in track and signal materials expense for reimbursable projects, was attributable to projects performed by the Company’s Maintenance of Way department for various state agencies. The increase in recovered costs also relates to these same projects.

The Company utilized $494 and $587 thousand of the track usage fee offsets obtained via the Amtrak Agreement for the nine-month period ended September 30, 2014 and 2013, respectively. The Company has $706 thousand of credit remaining to offset future mileage charges for the use of Amtrak’s Northeast Corridor.

Provision for Income Taxes (Benefit):

The income tax (benefit) for the nine months ended September 30, 2014 and 2013 is equal to 54% and 2100% of the pre-tax income. This effective rate reflects the federal income tax rate adjusted by the effect of non-deductible expenses and state taxes. The estimated annual rate does not agree with statutory rate due to changes in the valuation allowance the Company had previously established against its deferred tax assets based upon the Company’s analysis of the Company’s reversal pattern of taxable temporary differences.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Operating Revenues:

Operating revenues increased $0.1 million, or 1.1%, to $8.8 million in the third quarter of 2014 from $8.7 million in the third quarter of 2013. The increase is the result of a $180 thousand (2.3%) increase in conventional freight revenues, a $27 thousand (7.2%) increase in container freight revenues, and a $48 thousand (32.0%) increase in other operating revenues, offset by a $137 thousand (53.9%) decrease in other freight related revenue.

The increase in conventional freight revenues results from a 1.3% decrease in conventional traffic volume, offset by a 4.3% increase in the average revenue received per conventional carload. Conventional carloads decreased by 125 to 9,675 in the third quarter of 2014 from 9,800 in the third quarter of 2013. The reason for the decrease in conventional traffic is primarily due to decreased construction material shipments, which is partially offset by increases in shipments of auto, metal, and forest commodities. The increase in the average revenue received per conventional carload is due to a shift in the mix of commodities, as well as some rate changes.

The increase in container freight revenues for the quarter is the result of a 7.8% increase in traffic volume and a 0.6% increase in the average revenue received per container. Container traffic volume increased by 406 to 5,617 in the third quarter of 2014 from 5,211 in the third quarter of 2013. Reasons for the increase in traffic volume and the average revenue received per container during the third quarter are the same as for the nine-months period ended September 30, 2014, as previously discussed.

Reasons for the increase in other freight-related revenues and decrease in other operating revenues are also the same as for the nine-month period ended September 30, 2014, as previously discussed.

Operating Expenses:

Operating expenses for the three-month period ended September 30, 2014 increased by $200 thousand, or 2.4%, to $8.5 million from $8.3 million for the three-month period ended September 30, 2014. The increase is attributable mainly to increases in casualty and insurance related expense ($215 thousand) and track and signal material purchases ($306 thousand), which were offset in part by decreases in payroll related expense ($253 thousand) and diesel fuel ($102 thousand). The increase in track and signal materials expense was attributable to projects performed by the Company’s Maintenance of Way department for various state agencies. The increase in recovered costs also relates to these same projects.

The Company utilized $199 and $282 thousand of the track usage fee offsets obtained via the Amtrak Agreement in the third quarter of 2014 and 2013, respectively. The Company has $706 thousand of credit remaining to offset future mileage charges for use of Amtrak’s Northeast Corridor.

Provision for Income Taxes:

The income tax provision for the third quarter of 2014 and 2013 is equal to 53% and 11% of pre-tax income (loss). This effective rate reflects the federal income and state tax rates increased by the effect of an increase in the valuation allowance against tax credit carryovers that are reserved based upon the reversal pattern of the Company’s deferred tax assets and liabilities.

Liquidity and Capital Resources

During the nine months ended September 30, 2014, the Company generated $2.3 million of cash from operating activities and used $2.3 million in investing activities and $476 thousand in financing activities.

On October 29, 2014, the Company declared a quarterly dividend of approximately $193 thousand ($.04 per common share) to be paid on November 26, 2014. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

The Company has a revolving line of credit facility in the amount of $5 million from a commercial bank expiring on June 25, 2015. At September 30, 2014, no amounts were outstanding.

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

101 The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2014, filed with the Securities and Exchange Commission on November 12, 2014, formatted in eXtensible Business Reporting Language:

(i)	Balance Sheets as of September 30, 2014 and December 31, 2013;

(ii)	Statements of Operations for the Three and Nine Months ended September 30, 2014 and 2013;

(iii)	Statements of Cash Flows for the Nine Months ended September 30, 2014 and 2013; and

(iv)	Notes to Financial Statements.

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

DATED: November 12, 2014