Form 10-K
period 2014-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2015-03-20
CIK 831968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common stock, $.50 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2014, the aggregate market value of the common voting stock held by non-affiliates of the Registrant was $44,966,612 (For this purpose, all directors of the Registrant are considered affiliates.)

As of March 2, 2015, the Registrant had 4,859,871 shares of Common Stock outstanding.

Documents Incorporated by Reference -

Portions of the Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on April 29, 2015, are incorporated by reference into Part III of this Form 10-K.

Exhibit Index - Page IV-1.

Providence and Worcester Railroad Company

FORM 10-K

For the Fiscal Year Ended December 31, 2014

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

PART I

Item 1. Business

Providence and Worcester Railroad Company (“P&W” or the “Company”) is a regional freight railroad as defined by the American Association of Railroads (“AAR”) operating in Massachusetts, Rhode Island, Connecticut and New York. The Company is the only interstate freight carrier serving the State of Rhode Island and possesses the exclusive and perpetual right to conduct freight operations over the National Railroad Passenger Corporation’s (“Amtrak”) Northeast Corridor between New Haven, Connecticut and the Massachusetts/Rhode Island border. Since commencing independent operations in 1973, the Company, through a series of acquisitions of connecting lines and trackage rights agreements, has grown from 45 miles of track to its current system of approximately 516 miles. P&W services the largest international double-stack intermodal terminal facility in New England in Worcester, Massachusetts, a strategic location for regional transportation and distribution enterprises.

The Company transports a wide variety of commodities for its customers, including automobiles, construction aggregates, iron and steel products, chemicals and plastics (including ethanol), lumber, scrap metals, plastic resins, cement, coal, construction and demolition debris, and processed foods and edible foodstuffs, such as corn syrup and vegetable oils. Its customers include Exxon Mobil Corporation, Ford Motor Company, Frito-Lay, Inc., Global LLP, GDF SUEZ Energy North America, International Paper Company, Lehigh Cement, Cargill, Inc., Northeast Utilities, Nucor Steel, Rawson Materials, Renewable Products Marketing Group, Subaru of New England, Tilcon Connecticut, Inc. and Toray Plastics (America), Inc. In 2014, P&W transported 35,196 carloads of freight and 20,714 intermodal containers. In addition, the Company generates income through the grants of easements, leases, and licenses to use portions of its property. P&W’s connections to multiple Class I railroads (operating revenues in excess of $467.0 million under the AAR definition), either directly or through connections with other regional and short-line carriers, provide the Company with a competitive advantage by allowing it to offer various pricing and routing alternatives to its customers. In addition, the Company’s commitment to maintaining its track and equipment to high standards enables P&W to provide fast, reliable and efficient service.

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

One result of revitalization of the industry has been the growth of regional (as defined by the AAR; over 350 miles and annual revenue of at least $20 million or annual revenue of at least $40 million) and short-line railroads, fueled by Class I railroads’ divestiture of certain branch lines in order to focus on their long-haul core systems. Today, there are more than 550 regional and short-line railroads operating in all of the 48 contiguous states comprising the continental United States plus Alaska. They account for about 31% of all rail track, employ about 10% of all rail workers and generate about 6% of all rail revenue.

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

Quonset/Davisville

The State of Rhode Island with assistance from the federal government is continuing redevelopment efforts on a 1,000 acre portion of the former naval facility at Quonset/Davisville for an active port and industrial park that houses a number of rail-oriented industries and an auto port. Construction of a freight rail improvement project, providing additional track capacity and Phase 1 double-stack clearances on the Northeast Corridor between Quonset/Davisville and Boston Switch, the connection of the Northeast Corridor to the Company’s mainline at Central Falls, RI, was completed in October 2006. The Company handled 3,260 autoracks in 2014 and 3,312 autoracks in 2013.

Port of Providence

Infrastructure improvements undertaken by the Port of Providence and the Company in 2003, including the installation of paving, lighting and “on dock” rail, have accommodated the Company’s movement of products to/from inland markets as well as movements of products to industries located in the Port of Providence.

The Company rehabilitated a substantial portion of its South Providence yard to facilitate handling unit trains of ethanol. This commodity is being transported by rail throughout the country and is a component of the gasoline mix available at gasoline service stations throughout southern New England. During 2014 and 2013, the Company moved 3,228 and 2,640 carloads of ethanol, respectively.

New London and Willimantic Interchanges

Through its New London and Willimantic interchanges with the New England Central Railroad (“NECR”), P&W interchanges traffic with the Canadian National Railway (“CN”) and the Canadian Pacific Railway (“CP”). With the Company’s reactivation of the Willimantic interchange in late 2007 and rehabilitation in 2011, across a route with improved overhead clearances to NECR, the Willimantic Branch became the primary interchange route to NECR.

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

In June 2014, the Company, NECR and Vermont Rail Systems (“VRS”) entered into a strategic alliance to expand the Great Eastern Route. The inclusion of the VRS furnishes the Company with pricing authority for service with CP, through a haulage arrangement by which VRS and NECR provide haulage for the Company between Whitehall, NY and Willimantic, CT on certain contractually-agreed commodities.

Railroad Operations

The Company’s rail freight system comprises approximately 516 miles of track. The Company interchanges freight traffic: with CSX Transportation (“CSXT”) at Worcester, Massachusetts and New Haven, Connecticut; with Pan Am Railways at Worcester, Massachusetts; with Pan Am Southern (“PAS”) and Norfolk Southern Railways (“NS”) via PAS at Gardner, Massachusetts; with NECR at New London and Willimantic, Connecticut; with CN via the Great Eastern Route; with CP via the Great Eastern Route; with Connecticut Southern Railroad at Hartford, CT, and with New York and Atlantic Railroad at Fresh Pond Junction on Long Island. Through its connections, P&W links more than 80 communities on its lines. The Company operates four classification yards (areas containing tracks used to group freight cars destined for a particular industry or interchange) located in Worcester, Massachusetts, Cumberland, Rhode Island, and Plainfield and New Haven, Connecticut.

The Company is dependent upon the railroads with which it interchanges freight traffic to enable it to properly service its customers at competitive rates. Failure of any of these connecting railroads to provide adequate service at reasonable rates can result in a loss of freight customers and revenues.

By agreement with a private operator, the Company services an intermodal yard in Worcester, an area containing tracks used for the loading and unloading of containers. This yard is U.S. Customs-bonded, and international traffic must be inspected and approved by U.S. Customs officials. The intermodal yard serves primarily as a terminal for the movement of container traffic from Canada, the Far East, Southeast Asia and Europe destined for points in New England. Container ship lines utilize double-stack train service through this terminal. In 2014, 20,714 containers were handled which represented an increase of 1,667 containers over 2013. P&W continues to work with the terminal operator to develop relationships with steamship lines involved in international intermodal transportation. The Company and certain Class I railroads have entered into separate Intermodal Haulage Agreements with respect to international intermodal containers to and from certain ports.

Customers

The Company serves approximately 140 customers in Massachusetts, Rhode Island, Connecticut and New York. The Company’s ten (10) largest customers account for more than half of its operating revenues. One of the Company’s customers, which mines construction aggregates from two active quarries on the Company’s rail system and ships to locations in Connecticut and New York, accounted for more than 10% of the Company’s freight operating revenues in 2014 and 2013. Additionally, in 2013, revenues attributable to individual ethanol shippers served by Motiva Enterprises LLC, which operates a petroleum blending and storage terminal located in Providence, Rhode Island on the Company’s lines accounted for more than 10% of the Company’s operating revenues. The Company does not believe that these customers will cease to be rail shippers in the foreseeable future; however, the Company does not control the quantities these companies ship by rail.

Markets

The Company transports a wide variety of commodities for its customers. In recent years, chemicals and plastics (including ethanol), and construction aggregates were the two largest commodity groups transported by the Company, constituting 38% and 20%, respectively, of conventional carload freight revenues in 2014. The following table summarizes the Company’s conventional carload freight revenues by commodity group as a percentage of such revenues:

Commodity	2014	2013
Automobiles	8%	9%
Chemicals and plastics (including ethanol)	38	39
Construction aggregates	20	22
Metal products	13	9
Food and agricultural products	5	5
Forest and paper products	10	9
Other	6	7

Total	100%	100%

Sales and Marketing

P&W’s sales and marketing staff has substantial experience in pricing and marketing railroad services. The sales and marketing staff focuses on understanding and addressing the raw material requirements and transportation needs of its existing customers and businesses on its lines. The staff grows existing business by maintaining close working relationships with both customers and connecting carriers. The sales and marketing staff strives to generate new business for the Company through (i) targeting companies already located on P&W’s rail lines but not currently using rail services or not using them to their full capacity, (ii) working with state and local development officials, developers and real estate brokers to encourage the development of industry on the Company’s rail lines, including participating with regional development organizations to develop strategies and policies that create economic expansion opportunities for freight rail and (iii) identifying and targeting the non-rail transportation of goods into and out of the region in which the Company operates. Unlike many other regional and short-line railroads which have access only to a single Class I connection, the Company is able to offer its customers various pricing and routing alternatives because of its multiple connections to other carriers.

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

Employees

As of December 31, 2014, the Company had 138 full-time employees, 109 of whom are represented by three railroad labor organizations that are national in scope. The Company’s non-management employees have been represented by the same unions since the Company commenced independent operations in 1973.

The Company’s initial agreement with the United Transportation Union (“UTU”), now known as Sheet Metal, Air, Rail and Transportation Workers (“SMART”), covering trainmen was unusual in the railroad industry since it provided the Company with discretion in determining crew sizes, eliminated craft distinctions and provided a guaranteed annual wage for a maximum number of hours worked. The Company’s collective bargaining agreements have been in effect since February 1973 for trainmen, since May 1974 for clerical employees and dispatchers and since June 1974 for maintenance employees. These contracts do not expire but are subject to renegotiation after the agreed-upon moratoria. The Company signed eight year agreements with the SMART/UTU (trainmen) in October 2005, the Transportation Communications International Union (“TCU”) (clerical) in August 2006 and the Brotherhood of Railroad Signalmen (“BRS”) (maintenance) in July 2007, retroactive to prior periods. The Company considers its employee and labor relations to be good. In 2014, the Company agreed to extend its contract with TCU to 2020. The Company is in contract negotiations with SMART/UTU and BRS.

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

Item 2. Properties

Track

P&W’s rail system extends over approximately 516 miles of track, of which it owns approximately 163 miles. The Company has the right to use the remaining 353 miles pursuant to perpetual easements and trackage rights agreements (long and short-term). Under certain of these agreements, the Company pays fees based on usage.

Virtually all of the mainline tracks on which the Company operates are in FRA class 3 condition. The Company intends to maintain the mainline tracks which it owns in such condition.

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

Rolling Stock

The following schedule sets forth the rolling stock owned and leased by the Company as of December 31, 2014:

Description	Owned	Leased
Locomotive	25	5
Automobile Carrying Railcars	—	276
Gondola, including High-sided Gondolas	5	60
Open-Top Hopper	85	—
Flat Car	5	—
Ballast Car	28	—
Passenger Equipment	7	—
Caboose	2	—

Total	157	341

The 25 diesel electric locomotives, which include nine pre-owned 3,900 horsepower GE B39-8 locomotives acquired in 2002 and 2003, four pre-owned GE B40-8 locomotives acquired in 2004 and 2005 and three pre-owned GE B40-8W locomotives acquired in 2010, are used on a daily basis, are maintained to a high standard, comply with all FRA and AAR rules and regulations and are adequate for the needs of the Company’s freight operations. The Company leases three SD-60 locomotives from GATX Corporation. The initial lease for two SD-60 locomotives commenced in 2011 and expired during 2014. The Company extended the lease prior to its expiration and added a third SD-60 locomotive to the lease. The extended lease expires October 2017. Additionally in May 2014, the Company and an unrelated third party entered into a lease agreement for two SD40-2 locomotives. The lease expires in May 2018.

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

In January 2008, simultaneous with the purchase by GATX Corporation of 239,523 shares of common stock of the Company for the purchase price of $5,509,029 ($23.00/share), the Company and GATX entered into various agreements including an Exclusive Railcar Supply Agreement (the “ERSA”) for a term of five (5) years to renew automatically for successive one-year periods unless earlier terminated by either party. Under the ERSA, provided that market-competitive terms are furnished, GATX became the exclusive supplier of substantially all of P&W’s railcar needs. Under other agreements between the parties entered into at the same time the Company acquired 137 open-top hopper cars (during 2014, the Company disposed of 127 of the previously acquired open-top hopper cars), leased 72 mill gondolas (reduced to 52 during 2012), and leased 200 bi-level automobile carrying railcars. In addition, the Company leases an additional 76 tri-level automobile carrying railcars. In June 2014, the Company acquired from GATX 75 open-top hoppers, which were previously under lease on a per trip lease/storage arrangement. In 2014, the Company amended and extended a lease for three six-axle EMD SD-60’s for approximately $233 thousand per annum through October 2017. In 2014, the Company extended a lease/storage arrangement with GATX for 8 high-sided gondolas, pursuant to which the Company pays GATX for its sporadic use on a per trip basis only.

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

The Company, at its Worcester Engine House, has a fifty-ton drop table to facilitate the efficient exchange of wheels on locomotives and railcars by lowering the wheels beneath the level of the Engine House floor and across to an adjacent track where exchange with a second wheel set is made. The Company has performed repair and servicing for other railroads and the Massachusetts Bay Transportation Authority.

During 2013 the Company installed a 209kw(DC) Solar System at its Worcester Engine House and adjacent land at a cost of $672 thousand. Upon completion of the installation, the Company sold the system to an unrelated third party for cost, leasing the Solar System back from the unrelated third party. The Company entered into a ten year operating lease for approximately $50 thousand per annum. The Solar System went on line during December 2013. The Company has the option at the end of the lease term to purchase the Solar System at fair market value (not to exceed 15% of the original cost) or continue to lease month to month.

Item 3. Legal Proceedings

On January 29, 2002, the Company received a “Notice of Potential Liability” from the United States Environmental Protection Agency (“EPA”) regarding an existing Superfund Site (the “Site”) that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these “Notice” letters to potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Site. Via these Notice letters, EPA demanded payment of past costs (identified in the letter as $762 thousand) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. Two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study (“RI/FS”) phase of the clean-up at the Site, which has not yet been completed. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). On December 15, 2003, the EPA issued a second “Notice of Potential Liability” letter to the Company regarding the

Site. EPA again identified the Company as a PRP, this time because EPA “believes that [the Company] accepted hazardous substance for transport to disposal or treatment facilities and selected the site for disposal.” The Company responded again to EPA stating its interest in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site. The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA and therefore no liability has been accrued for this matter.

In connection with the EPA claim described above, on December 28, 2002 the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L. The Company was one of about sixty parties named by Plaintiffs in this suit, to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs alleged that the Company is liable under 42 U.S.C. § 961(a) (3) of CERCLA as an “arranger” or “generator” of waste that ended up at the Site. The Company entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs’ claims. Although the Company does not believe it generated any waste that ended up at the Site, or that its activities caused contamination at the Site, the Company paid $45 thousand to settle this suit in March 2006.

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

	Common Stock
	Trading Prices		Dividends Paid
	High	Low	Preferred	Common
2013
First Quarter	$16.81	$13.56	$5.00	$.04
Second Quarter	16.77	14.79	–0–	.04
Third Quarter	20.12	15.25	–0–	.04
Fourth Quarter	21.95	18.94	–0–	.04

2014
First Quarter	$19.95	$17.00	$5.00	$.04
Second Quarter	19.45	17.30	–0–	.04
Third Quarter	18.50	17.04	–0–	.04
Fourth Quarter	20.00	16.70	–0–	.04

As of March 2, 2015, there were approximately 570 holders of record of the Company’s common stock and 8 holders of record of the Company’s Preferred Stock.

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

Property and Equipment

The Company’s rail operations are highly capital intensive. Property and equipment, including land held for development, is stated at historical cost (including self-construction costs). Self-construction costs for track structure include material costs for ties, rail, other track materials and ballast; the cost of direct and supervisory labor, including railroad retirement taxes and employee benefits; costs for track machinery and equipment (including depreciation) and various other overhead costs. Major renewals or betterments are capitalized while routine maintenance and repairs that do not improve or extend asset lives are charged to expense when incurred. Costs are capitalized to the extent that they are incurred in connection with the replacement of track structure pursuant to a program of rehabilitation which results in significant future economic benefit or with the construction of new track structure. A program of rehabilitation or construction of new track structure generally includes ballast, rail and other track material and ties. Costs for routine maintenance are expensed. Routine maintenance items include the sporadic replacement of ties, replacement of track structure damaged in a derailment, washout or other cause or event and the costs of general upkeep of track structure to keep it in good operating condition. Costs are capitalized or expensed depending on the facts and circumstances of each specific project. The total amount of the costs to be capitalized is based on the per unit cost for each category of expenditure (ties, rail and other track material and ballast) and the number of equivalent units installed. Costs are developed using costs incurred for materials, direct labor and overhead.

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

Overview

The Company is a freight railroad operating in Massachusetts, Rhode Island, Connecticut and New York.

The Company generates operating revenues primarily from the movement of freight in both conventional freight cars and in intermodal containers on flat cars over its rail lines. Freight revenues are estimated and recorded at the time shipments move onto the Company’s track. Modest freight-related operating revenues are derived from demurrage, switching, weighing, special train and other transportation services. Other operating revenues are derived from services rendered to freight customers and other outside parties by the Company’s Maintenance of Way and Maintenance of Equipment departments. Operating revenues also include amortization of deferred grant income and rental income.

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

The Company also generates other income through sales of properties, grants of easements and licenses. Other income or loss from the sale, condemnation, disposal of property and equipment and grants of easements and rights to use portions of its property is recorded at the time the transaction is consummated and collectability is assured. Other income varies significantly from year to year.

One of the Company’s customers, which mines construction aggregates from two active quarries on the Company’s rail system and ships to destinations in Connecticut and New York, accounted for more than 10% of the Company’s freight operating revenues in 2014 and 2013. Additionally, in 2013, revenues attributable to individual ethanol shippers served by Motiva Enterprises LLC, which operates a petroleum blending and storage terminal located in Providence, Rhode Island on the Company’s lines accounted for more than 10% of the Company’s operating revenues. The Company does not believe that these customers will cease to be rail shippers in the foreseeable future. The Company does not control the quantities these companies ship by rail.

Results of Operations

The following table sets forth the Company’s operating revenues, exclusive of rental revenues of $715 thousand and $643 thousand in 2014 and 2013, respectively, by category in dollars and as a percentage of operating revenues:

	Years Ended December 31,
	2014		2013
	(in thousands, except percentages)
Freight Revenues:
Conventional carloads	$30,205	89.9%	$29,406	90.0%
Containers	1,479	4.4	1,366	4.2
Other freight-related	830	2.5	843	2.6
Other operating revenues	1,089	3.2	1,060	3.2

Total	$33,603	100.0%	$32,675	100.0%

The following table sets forth conventional carload freight revenues by commodity group in dollars and as a percentage of such revenues:

	Years Ended December 31,
	2014		2013
	(in thousands, except percentages)
Automobiles	$2,310	7.6%	$2,508	8.5%
Chemicals and plastics (including ethanol)	11,404	37.8	11,419	38.8
Construction aggregates	6,195	20.5	6,423	21.9
Metal products	3,838	12.7	2,791	9.5
Food and agricultural products	1,705	5.6	1,567	5.3
Forest and paper products	2,979	9.9	2,546	8.7
Other	1,774	5.9	2,152	7.3

Total	$30,205	100.0%	$29,406	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues, exclusive of rental revenues:

	Years Ended December 31,
	2014		2013
	(in thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$15,863	47.2%	$16,458	50.4%
Casualties and insurance	1,401	4.2	1,112	3.4
Depreciation	3,456	10.3	3,537	10.8
Diesel fuel	3,236	9.6	3,453	10.6
Car hire, net	1,098	3.3	946	2.9
Purchased services, including legal and professional fees	3,163	9.4	2,718	8.3
Repairs and maintenance of equipment	1,852	5.5	1,902	5.8
Track and signal materials	1,224	3.6	1,494	4.6
Track usage fees	1,180	3.5	1,175	3.6
Other materials and supplies	1,564	4.7	1,578	4.8
Other	2,616	7.8	2,538	7.8

Total	36,653	109.1	36,911	113.0
Less capitalized and recovered costs, including amounts relating to the Amtrak Agreement[1]	5,496	16.4	5,412	16.6

Total	$31,157	92.7%	$31,499	96.4%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating Revenues

Operating Revenues, exclusive of rental revenues, increased $0.9 million, or 2.8%, to $33.6 million in 2014 from $32.7 million in 2013. This increase is the net result of a $0.8 million (2.7%) increase in conventional freight revenues, a $113 thousand (8.3%) increase in container freight revenues, a $29 thousand (2.7%) increase in other operating revenues and a $13 thousand (1.5%) decrease in other freight-related revenues.

The increase in conventional freight revenues is attributable to a 2.3% increase in traffic volume and a 0.4% increase in the average revenue received per carload. In 2014, the Company’s conventional carloads increased by 794 to 35,196 from 34,402 in 2013. Shipments of metal products and metal scraps during the year ended December 31, 2014 increased by approximately 3.2% to 12.7% of total conventional carload freight revenue from 9.5% in 2013 while shipments of other commodities remained constant over prior year levels. The increase in the average revenue received per conventional carload is attributable to a shift of the mix of commodities, as well as some rate changes.

The increase in container freight revenues is the result of increased traffic volume and a 0.2% increase in the average revenue received per container. Container volume increased by 1,667 containers to 20,714 in 2014 from 19,047 in 2013. The increase in container traffic is primarily a result of improved economic conditions while the slight increase in average revenue received per container is a result of rate changes, as well as the shift in the container origins which impacts the revenue per container the Company receives.

The slight decrease in other freight-related revenues was due to less revenue from demurrage and other freight-related services.

Other operating revenues include billings for siding maintenance, signal maintenance, flagging and other services rendered to freight customers and other outside parties. The slight increase in 2014 was mainly due to increased billings for flagging services performed by the Company.

[1]	For an explanation of the Amtrak Agreement, see Note 9 on page II-24

Other Income

Other income increased by $357 thousand to $506 thousand in 2014 from $149 thousand in 2013. The increase is attributable to gains from the sale and disposal of property and equipment, offset in part by the retirement of property and equipment in 2014.

Operating Expenses

Operating expenses decreased by $0.3 million, or 1.0%, to $31.2 million in 2014 from $31.5 million in 2013. The decrease in operating expenses in 2014 was attributable mainly to decreases in payroll related expense ($595 thousand), depreciation expense ($81 thousand), diesel fuel ($217 thousand), and track and signal materials ($270 thousand). These decreases were partially offset by increases in casualty and insurance related expense ($289 thousand), car hire expense ($152 thousand), and purchased services ($445 thousand). The increase in purchased services, partially offset by the decrease in track and signal materials expense for reimbursable projects, was attributable to projects performed by the Company’s Maintenance of Way department for various state agencies. The increase in recovered costs also relates to these same projects.

The Company utilized $801 and $775 thousand of the track usage fee offsets obtained via the Amtrak Agreement in 2014 and 2013, respectively. The Company has $418 thousand of credit remaining to offset future mileage charges for the use of Amtrak’s Northeast Corridor.

Provision for Income Taxes

The Company’s income tax provision for 2014 was $496 thousand. This amount approximates the Company’s expected tax rate plus a decrease in the Company’s valuation allowance against its deferred tax assets of $852 thousand (23% of the total effective tax rate). In 2013, the rate also included provisions for a change in the net deferred tax liability due to changes in the Massachusetts state income tax. These changes enacted in 2013, which were effective January 1, 2014, increase the Company’s Massachusetts state income tax rate from 6.5% to 8.0%. The impact of this change was a $99 thousand increase, or 5%, to the state portion of deferred tax expense in 2013. This rate change did not have a material impact on the Company’s effective tax rate.

Liquidity and Capital Resources

During 2014 and 2013, the Company generated $7.5 million and $5.3 million, respectively, of cash from operating activities.

During 2014, the Company’s cash flows used in investing activities were $3.3 million. Capital expenditures were $4.6 million, partially offset by proceeds from the sale of property, equipment and easements of $1.3 million. The Company’s expenditures for track structure replacement net of grants for the past two years were:

December 31,	Net Expenditures for Track Structure Replacements (In Thousands)
2013	$1,538
2014	2,473

Substantially the entire mainline track owned by the Company meets FRA Class 3 standards, and the Company intends to continue to maintain this track at this level. The Company expended $2.5 million and $1.5 million for additions and improvements to its track structure in 2014 and 2013, respectively. The Company expects that on average it will continue to spend between $2 million and $3 million per year for capitalized track improvements adjusted annually for inflation. Improvements to the Company’s track structure are made, for the most part, by the Company’s Maintenance of Way Department personnel. The Company anticipates expending an additional $5 million during 2015, the majority of which will be utilized to rehabilitate four and replace one main line bridges. Once the rehabilitation and replacement are complete, the Company will have the ability to haul freight with a lading of 286,000 pounds on its main line from Worcester, MA to Davisville/Providence RI. In conjunction with the planned rehabilitation and replacement, the Company has received a commitment from its commercial bank for a loan of $5 million. As provided in the commitment, the loan will require payments of interest only for twelve months whereupon it converts to a ten year term loan with payments based upon a twenty year amortization. The loan will bear interest at 4.11% per annum for the life of the loan. The loan will be unsecured but will subject the Company to certain financial and non-financial covenants, including the maintenance of certain tangible net worth levels. The commitment also provides for the extension of the Company’s revolving credit line through June 2017. Borrowings under this line of credit are unsecured, due on demand and bear interest at one and one half percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”). The Company pays no commitment fee on this line and has no compensating balance requirements. The Company had no amounts outstanding under the line of credit as of December 31, 2014. The Company expects to close the $5 million loan and the line of credit extension during the second quarter of 2015.

During 2014, the Company utilized $387 thousand of cash for financing activities. For 2014, the primary components of cash flows utilized in financing activities were $782 thousand for the payment of dividends partially offset by $147 thousand from the exercise of stock options and employee stock purchases and by $248 thousand of deferred grant income.

In 2014, the Company paid dividends in the amount of $5 per share, aggregating $3.2 thousand, on its outstanding noncumulative preferred stock and $0.16 per share, aggregating $779 thousand, on its outstanding common stock. In January 2015, the Company declared a preferred stock dividend of $5 per share ($3.2 thousand) and a $.04 dividend per common share ($193 thousand). Continued payment of such dividends is contingent upon the Company’s continuing to have the necessary financial resources.

During 2014, the Company entered into an agreement with an unrelated third-party shipping customer pursuant to which, the customer agreed to pay for certain qualified railroad track maintenance expenditures, including capital additions to the Company’s track structure. In return the Company agreed to assign railroad track miles to the shipping customer which would enable that customer to claim certain track maintenance credits pursuant to Section 45G of the Internal Revenue Code (“45G”). The Company received $1.8 million (net of related commissions and fees) for its assignment of railroad track miles under 45G for its 2014 credits. The Legislation enabling 45G expired on December 31, 2014 and it is uncertain, at this time, if it will be extended.

Diesel fuel comprises a significant portion of the Company’s operating costs. As fuel prices fluctuate the Company attempts to recover increases in these costs through surcharges and increased fees; however, the Company’s profitability can be adversely impacted by increases in fuel prices.

Contractual Obligations and Commitments

The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

On January 29, 2002, the Company received a “Notice of Potential Liability” from the United States Environmental Protection Agency (“EPA”) regarding an existing Superfund Site (the “Site”) that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these “Notice” letters to potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Site. Via these Notice letters, EPA demanded payment of past costs (identified in the letter as $762 thousand) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. Two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study (“RI/FS”) phase of the clean-up at the Site, which has not yet been completed. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). On December 15, 2003, the EPA issued a second “Notice of Potential Liability” letter to the Company regarding the Site. EPA again identified the Company as a PRP, this time because EPA “believes that [the Company] accepted hazardous substance for transport to disposal or treatment facilities and selected the site for disposal.” The Company responded again to EPA stating that it is interested in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site. The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA and therefore no liability has been accrued for this matter.

In connection with the EPA claim described above, the two parties which have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L, on December 18, 2002. The Company was one of about sixty parties named by Plaintiffs in this suit, to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs alleged that the Company is liable under 42 U.S.C. § 961(a) (3) of CERCLA as an “arranger” or “generator” of waste that ended up at the Site. The Company entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs’ claims. Although the Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site, in March 2006, the Company paid $45 thousand to settle this suit.

Pursuant to permits issued by the United States Department of the Army Corps of Engineers and the Rhode Island Coastal Resources Management Council, the Company created 33 acres of waterfront land in East Providence, Rhode Island (“South Quay”) investing nearly $12 million in its development. The permits for the property, which have been extended to December 2019 and December 2015, respectively, also allow for construction of a dock along the west face of the South Quay. The property is adjacent to a 12 acre site, also owned by the Company.

The property is located one-half mile from Interstate 195. In 2006, the Rhode Island Department of Transportation (“RIDOT”) awarded a contract to construct Waterfront Drive, which provides direct vehicular access from the interstate highway system to the South Quay, which project was completed in 2007. In fall 2012, the extension of Waterfront Drive northward toward an industrial area, where the Company owns two additional waterfront parcels comprising 11 acres, creating direct access to such property, was completed. RIDOT is presently in the initial stages of designing improvements to access Waterfront Drive from Interstate 195 West.

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Providence and Worcester Railroad Company

Worcester, Massachusetts

We have audited the accompanying balance sheets of Providence and Worcester Railroad Company (the “Company”) as of December 31, 2014 and 2013, and the related statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stowe & Degon LLC

Westborough, Massachusetts

March 20, 2015

PROVIDENCE AND WORCESTER RAILROAD COMPANY

BALANCE SHEETS

(Dollars in Thousands Except Per Share Amounts)

	December 31,
	2014	2013
ASSETS

Current Assets:
Cash and cash equivalents	$6,414	$2,614
Accounts receivable, net of allowance for doubtful accounts of $160 in 2014 and 2013	5,007	5,727
Materials and supplies	1,067	1,308
Prepaid expenses and other current assets	634	508
Deferred income taxes	399	353

Total Current Assets	13,521	10,510
Property and Equipment, net	85,955	85,571
Land Held for Development	12,457	12,457

Total Assets	$111,933	$108,538

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,872	$3,745
Current portion of deferred grant and other revenue	230	239
Accrued expenses	1,810	1,677

Total Current Liabilities	5,912	5,661

Deferred Income Taxes	13,623	13,638

Deferred Grant and Other Revenue	12,986	12,477

Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2014 and 2013	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,859,871 shares in 2014 and 4,850,014 shares in 2013	2,430	2,425
Additional paid-in capital	37,891	37,635
Retained earnings	39,059	36,670

Total Shareholders’ Equity	79,412	76,762

Total Liabilities and Shareholders’ Equity	$111,933	$108,538

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)

	Years Ended December 31,
	2014	2013

Operating Revenues	$34,318	$33,318

Operating Expenses:
Maintenance of way and structures	3,424	3,518
Maintenance of equipment	3,975	4,001
Transportation	10,871	10,861
General and administrative	4,984	5,147
Depreciation	3,456	3,537
Taxes, other than income taxes	2,744	2,863
Car hire, net	1,098	946
Employee retirement plans	227	227
Track usage fees	378	399

Total Operating Expenses	31,157	31,499

Operating Income before Interest and Income Taxes	3,161	1,819
Other income	506	149

Income from Operations prior to Income Taxes	3,667	1,968
Provision for Income Taxes	496	547

Net Income	3,171	1,421

Preferred Stock Dividends	3	3

Net Income Available to Common Shareholders	$3,168	$1,418

Net Income Per Common Share
Basic	$.65	$.29
Diluted	$.64	$.29

Weighted Average Common Shares Outstanding:
Basic	4,855	4,845
Diluted	4,930	4,922

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands Except Per Share Amounts)

	Years Ended December 31, 2014 and 2013
			Additional		Total
	Preferred	Common	Paid-in	Retained	Shareholders’
	Stock	Stock	Capital	Earnings	Equity
Balance January 1, 2013	$32	$2,421	$37,444	$36,027	$75,924

Issuance of 8,059 common shares for stock options exercised, employee stock purchases, and other		4	113		117
Share based compensation – options granted			78		78
Dividends paid:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.16 per share				(775)	(775)
Net income				1,421	1,421

Balance, December 31, 2013	$32	$2,425	$37,635	$36,670	$76,762

Issuance of 9,857 common shares for stock options exercised, employee stock purchases, and other		5	142		147
Share based compensation – options granted			114		114
Dividends paid:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.16 per share				(779)	(779)
Net income				3,171	3,171

Balance, December 31, 2014	$32	$2,430	$37,891	$39,059	$79,412

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2014	2013

Cash Flows from Operating Activities:
Net income	$3,171	$1,421
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	3,456	3,537
Provision for allowance for doubtful accounts	—	45
Amortization of deferred grant and other income	(632)	(553)
Gains from sale of equipment	(498)	(72)
Deferred grant and other revenue	52	2,514
Deferred income taxes	(61)	219
Share-based compensation	114	92
Increase (decrease) in cash from:
Accounts receivable	1,552	(1,311)
Materials and supplies	241	(329)
Prepaid expenses and other	(126)	(63)
Accounts payable and accrued expenses	260	(203)

Net cash flows from operating activities	7,529	5,297

Cash Flows from Investing Activities:
Purchase of property and equipment	(4,624)	(3,421)
Proceeds from sale of property, equipment and easements	1,282	123

Net cash flows used in investing activities	(3,342)	(3,298)

Cash Flows from Financing Activities:
Dividends paid	(782)	(778)
Issuance of common shares for stock options exercised and employee stock purchases	147	103
Proceeds from deferred grant income	248	339

Net cash flows used in financing activities	(387)	(336)

Increase in Cash and Cash Equivalents	3,800	1,663
Cash and Cash Equivalents, Beginning of Year	2,614	951

Cash and Cash Equivalents, End of Year	$6,414	$2,614

Supplemental Disclosures:
Deferred grant income in accounts receivable	$832	$—
Cash paid during year for income taxes, net	$306	$705
Capital expenditures financed through accounts payables	$—	$117

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013

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

Property and Equipment

Property and equipment, including land held for development, is stated at historical cost (including self-construction costs). Acquired railroad property is recorded at the purchased cost. Self-construction costs for track structure include material costs for ties, rail, other track materials and ballast; the cost of direct and supervisory labor, including railroad retirement taxes and employee benefits; costs for track machinery and equipment (including depreciation) and various other overhead costs. Major renewals or betterments are capitalized while routine maintenance and repairs, which do not improve or extend asset lives, are charged to expense when incurred. Costs are capitalized to the extent that they are incurred in connection with the replacement of track structure pursuant to a program of rehabilitation which results in significant future economic benefit or the construction of new track structure. A program of rehabilitation or construction of new track structure generally includes ballast, rail and other track material and ties. Costs for routine maintenance are expensed. Routine maintenance items include the sporadic replacement of ties, replacement of track structure damaged in a derailment, washout or other cause or event and the costs of general upkeep of track structure to keep it in good operating condition. Costs are capitalized or expensed depending on the facts and circumstances of each specific project. The total amount of the costs to be capitalized is based on the per unit cost for each category of expenditure (ties, rail and other track material and ballast) and the number of equivalent units installed. Costs are developed using costs incurred for materials, direct labor and overhead.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013

(Dollars in Thousands Except Per Share Amounts)

Property and equipment are carried at cost and are depreciated over their useful lives. Items included in track structures with similar physical characteristics, use, year of installation and expected life are grouped into separate asset classes and depreciated over the estimated useful life of the asset class group.

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

Deferred Grant and other revenue

The Company has availed itself of various federal and state programs administered by the states of Connecticut, Massachusetts and Rhode Island for reimbursement of expenditures for capital improvements. In order to receive reimbursement, the Company must submit requests for the projects, including cost estimates. The Company receives from 65% to 100% of the costs of such projects, which have included bridges, track structure and public improvements. To the extent that such grant proceeds are used to fund capital improvements to bridges and track structure, they are recorded as deferred grant income ($1,080 in 2014 and $339 in 2013) and amortized into operating revenues on a straight-line basis over the estimated useful lives of the related improvements.

Grant proceeds utilized to finance public improvements, such as grade crossings and signals, are recorded as a direct offset to the cost of the improvements, which are not capitalized.

In December 2013, the Company entered into a 25 year license for use of the Company’s right of way for utility infrastructure, in which the Company received one-half the rental payments in advance and received the other half ($750) in December 2014. The Company will amortize $60 per annum into rental income during the 25 year term which expires in December 2038.

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

YEARS ENDED DECEMBER 31, 2014, 2013

(Dollars in Thousands Except Per Share Amounts)

Other freight-related and operating revenues are recorded at the time services are rendered to the customer.

Gain or loss from sale, condemnation and disposal of property and equipment and easements is recorded at the time the transaction is consummated and collectability is assured.

The Company’s ten (10) largest customers account for more than half of its operating revenues. One of the Company’s customers, which mines construction aggregates from two active quarries on the Company’s rail system and ships to locations in Connecticut and New York, accounted for more than 10% of the Company’s freight operating revenues in 2014 and 2013. Additionally, in 2013, revenues attributable to individual ethanol shippers served by Motiva Enterprises LLC, which operates a petroleum blending and storage terminal located in Providence, Rhode Island on the Company’s lines accounted for more than 10% of the Company’s operating revenues. The Company does not believe that these customers will cease to be rail shippers in the foreseeable future; however, the Company does not control the quantities these companies will ship by rail.

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

Certain provisions of ASC 740 Income Taxes prescribe a recognition threshold and the measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return, and provide guidance on reporting for uncertain tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not accrued any interest or penalties.

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013

(Dollars in Thousands Except Per Share Amounts)

A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

	2014			2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings per Share
Net Income available to Common Shareholders	$3,168			$1,418

Basic Earnings per share	$3,168	4,855	$.65	$1,418	4,845	$.29

Diluted Earnings per Share

Net Income available to Common Shareholders	$3,168			$1,418

Preferred stock dividends	3			3

Effect of Dilutive Securities		75			77

Diluted Earnings per Share	$3,171	4,930	$.64	$1,421	4,922	$.29

Options to purchase 63,285 and 67,082 shares of common stock were outstanding at December 31, 2014 and 2013, respectively. Certain options were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and would be anti-dilutive. For 2014 and 2013, 11,445 and 12,591 shares, respectively, relating to the options were included in the calculation of diluted earnings per share. Shares of preferred stock convertible into 64,000 shares of common stock were outstanding during 2014 and 2013. For 2014 and 2013, these were included in the calculation of diluted earnings per share.

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

Comprehensive Income

Comprehensive Income equals net income for 2014 and 2013.

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013

(Dollars in Thousands Except Per Share Amounts)

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. ASU 2014-09 anticipates companies using more judgment and estimates than under the current guidance. ASU 2014-09 is effective for annual and interim periods beginning on or after December 31, 2016. ASU 2014-09 permits the use of retrospective application to period presented or a cumulative effect transition adjustment. The Company is currently evaluating the impact of adopting this new guidance on its financial statements and related disclosures.

2.	Share-Based Compensation

The Company has a non-qualified stock option plan (“SOP”) covering all management personnel who have a minimum of one year of service with the Company and who are not holders of a majority of either its outstanding common stock or its outstanding preferred stock. In addition, the Company’s outside directors are eligible to participate in the SOP. The Company’s stockholders have authorized 5% of the shares of common stock outstanding (242,994 shares at December 31, 2014) for issuance under the SOP. Options granted under the SOP, which are fully vested when granted, are exercisable over a ten year period at the closing market price for the Company’s common stock on the last business day of the year prior to the date the options are granted. The Company issues new common stock to satisfy stock options exercised.

The Company recognizes compensation expense for new stock option grants at fair value on the grant date, less estimated forfeitures. Stock-based employee compensation expense, net of income taxes, in the amounts of $73 and $50, has been charged against income in 2014 and 2013, respectively, for stock options granted. The Company’s policy is to estimate the fair market value of each option granted on the date of grant, the first business day in January of each year, using the Black-Scholes option pricing model, and to record the compensation expense in the year in which the grant was made. Management’s estimates requires the use of assumptions that are highly subjective including items such as the expected life of the option grants, the expected stock price volatility and the expected dividend payment rate. The expected life is based upon historical experience and is estimated for each grant. The expected volatility is based upon a combination of historical and implied volatility. The expected dividend rate is based upon historical yields. The risk free rate is based upon on a zero-coupon U.S. Treasury rate at the time of grant with maturity dates that coincide with the expected life of the options.

Key assumptions used to apply the Black-Scholes option pricing model are set forth below:

	2014	2013
Average risk-free interest rate	1.17%	0.76%
Expected life of option grants	5.0 years	5.0 years
Expected volatility of underlying stock	99%	100%
Expected dividend payment rate, as a percentage of the share price on the date of grant	0.82%	1.15%
Weighted average grant date fair value	$13.80	$9.67

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013

(Dollars in Thousands Except Per Share Amounts)

The following table summarizes the stock option activity under the Company’s plan:

		Weighted Average
	Number Of Options	Exercise Price	Fair Value
Outstanding and exercisable at December 31, 2012	64,547	$14.00
Granted	8,090	13.96	$9.67
Exercised	(3,900)	10.84
Expired	(1,655)	10.13

Outstanding and exercisable at December 31, 2013	67,082	$14.26
Granted	8,240	19.55	$13.80
Exercised	(6,709)	12.72
Expired	(5,328)	14.37

Outstanding and exercisable at December 31, 2014	63,285	$15.12

The total intrinsic value of options exercised for the years ended December 31, 2014 and 2013 totaled approximately $38 and $31, respectively, and cash proceeds from the exercise of stock options totaled approximately $85 and $42 for the years ended December 31, 2014 and 2013, respectively. The income tax benefits realized from the exercise of stock options were not material for the periods presented.

The aggregate intrinsic value of the stock options outstanding, based on the closing stock price of the Company’s common stock as of December 31, 2014 and 2013, totaled approximately $208 and $355, respectively. The weighted average of the remaining life was five years at December 31, 2014 and 2013.

Common Stock Awards

The Company has awarded certain of its employee’s common stock under stock award plans. During the years ended December 31, 2014 and 2013, the Company awarded 50 and 180 shares, respectively. The compensation expense recorded for these awards was de minimus for 2014 and 2013. Common stock awarded under such stock award plans vests immediately.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013

(Dollars in Thousands Except Per Share Amounts)

3.	Property and Equipment

Property and equipment consists of the following:

As of December 31, 2014	Cost	Accumulated Depreciation	Net Book Value
Property:
Land and land improvements	$11,474	$—	$11,474
Buildings and other structures	8,376	(4,081)	4,295
Track structures:
Rail and other track material	31,107	(7,614)	23,493
Ballast	5,922	(1,814)	4,108
Ties	51,297	(25,392)	25,905
Bridges & Trestles	8,996	(2,802)	6,194
Other	1,361	(953)	408

Total property	118,533	(42,656)	75,877

Equipment:
Office	459	(411)	48
Locomotives	12,262	(8,152)	4,110
Rail cars	2,707	(895)	1,812
Vehicles	2,952	(2,271)	681
Signals and crossing	1,111	(673)	438
Track	2,349	(1,502)	847
Other	4,690	(3,756)	934

Total equipment	26,530	(17,660)	8,870
Construction-in-process	1,208	—	1,208

Total Property and Equipment	$146,271	$(60,316)	$85,955

As of December 31, 2013	Cost	Accumulated Depreciation	Net Book Value
Property:
Land and land improvements	$11,474	$—	$11,474
Buildings and other structures	8,376	(3,893)	4,483
Track structures:
Rail and other track material	30,835	(7,176)	23,659
Ballast	5,885	(1,737)	4,148
Ties	50,917	(24,537)	26,380
Bridges & Trestles	7,918	(2,648)	5,270
Other	1,281	(935)	346

Total property	116,686	(40,926)	75,760

Equipment:
Office	453	(388)	65
Locomotives	12,622	(7,815)	4,807
Rail cars	2,374	(1,650)	724
Vehicles	2,718	(2,153)	565
Signals and crossing	1,346	(837)	509
Track	2,265	(1,416)	849
Other	4,612	(3,654)	958

Total equipment	26,390	(17,913)	8,477
Construction-in-process	1,334	—	1,334

Total Property and Equipment	$144,410	$(58,839)	$85,571

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013

(Dollars in Thousands Except Per Share Amounts)

Construction-in-process consisted primarily of costs associated with track and building upgrades. During 2013, the Company recorded the rail received in conjunction with the Amtrak Agreement (see Note 9) as construction-in-process. The Company has received approximately one-half of the rail in 2013 and received the remainder during 2014.

4.	Land Held for Development and Related Party Transaction

Pursuant to permits issued by the United States Department of the Army Corps of Engineers and the Rhode Island Coastal Resources Management Council, the Company created 33 acres of waterfront land in East Providence, Rhode Island (“South Quay”). The permits for the property, which have been extended to December 2019 and December 2015, respectively, also allow for construction of a dock along the west face of the South Quay. The property is adjacent to a 12 acre site, also owned by the Company. The Company has invested approximately $12,000 in the development of the South Quay, which has resulted in the creation of approximately 33 acres of waterfront land.

The property is located one half-mile from Interstate 195 (“I-195”). In 2006, the Rhode Island Department of Transportation (“RIDOT”) awarded a contract for roadway improvements to provide direct vehicular access from the interstate highway system to the South Quay, which project was completed in 2007. In fall 2012, the extension of Waterfront Drive northward toward an industrial area, in which the Company owns two additional waterfront parcels comprising 11 acres, creating direct access to such property, was completed. RIDOT is in the initial stages of designing improvements to access Waterfront Drive from I-195 West.

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

In May 2012 the Company and CPI entered into a License Agreement licensing to CPI track facilities which may be installed in connection with a railcar-loading/unloading facility on the Company’s right-of-way in East Providence, Rhode Island. The License Agreement continues through December 31, 2015, and may be extended for additional three-year periods unless cancelled by CPI upon 30-days written notice prior to termination.

5.	Debt and Subsequent Event

The Company has a revolving line of credit facility in the amount of $5,000 from a commercial bank expiring on June 25, 2015. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. At December 31, 2014 and 2013, no amounts were outstanding under the line of credit.

The Company has received a commitment from its commercial bank for a loan of $5 million. As provided in the commitment, the loan will require payments of interest only for twelve months whereupon it converts to a ten year term loan with payments based upon a twenty year amortization. The loan will bear interest at 4.11% per annum for the life of the loan. The loan will be unsecured but will subject the Company to certain financial and non-financial covenants, including the maintenance of certain tangible net worth levels. The commitment also provides for the extension of the Company’s revolving credit line through June 2017. Borrowings under this line of credit are unsecured, due on demand and bear interest at one and one half percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”). The Company pays no

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013

(Dollars in Thousands Except Per Share Amounts)

commitment fee on this line and has no compensating balance requirements. The Company expects to close the $5 million loan and the line of credit extension during the second quarter of 2015.

6.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2014	2013
Salaries and wages	$688	$621
Payroll taxes	182	165
Simplified employee pension plan contributions	209	209
Legal and professional fees	157	120
Casualty loss claims	407	460
Other	167	102

	$1,810	$1,677

7.	Other Income

Other income consists of the following:

	Years Ended December 31,
	2014	2013
Gains and losses from sale, disposal and retirement of property, equipment and easements, net	$498	$141
Interest and other	8	8

	$506	$149

Increase in other income in 2014 is attributable to gains from disposal of property and equipment.

8.	Railroad Track Maintenance Credits:

During the fourth quarter of 2014 and 2013, the Company entered into an agreement with an unrelated third-party shipping customer. Under the agreement, the customer agreed to pay for certain qualified railroad track maintenance expenditures, including capital additions to the Company’s track structure during 2014 and 2013. In return, the Company agreed to assign railroad track miles to the shipping customer which would enable that customer to claim certain track maintenance credits pursuant to section 45G of the Internal Revenue Code of 1986. $1,800 was realized as a result of the agreements for each of the years ended December 31, 2014 and 2013. The Railroad Track Maintenance Credits were accounted for as a reduction of Operating Expenses – Maintenance of Way and Structures in the Statement of Operations.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013

(Dollars in Thousands Except Per Share Amounts)

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

	Years Ended December 31,
	2014	2013
Mileage credit available	$1,219	$1,994
Utilized	801	775

Mileage credit remaining	$418	$1,219

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013

(Dollars in Thousands Except Per Share Amounts)

10.	Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
	2014	2013
Current:
Federal	$415	$262
State	142	66

	557	328
Deferred:
Federal	(46)	139
State (including the impact due to the change in income tax rate of $99 in 2013)	(15)	80

	(61)	219

	$496	$547

The Company increased its net state deferred income tax liability as a result of legislation enacted by the Commonwealth of Massachusetts increasing the income tax rate applicable to the Company from 6.5% to 8.0%. This change is effective for years beginning January 1, 2014 and had no impact on the current provision for state income taxes in 2013.

The following summarizes the estimated tax effect of temporary differences that are included in the net deferred income tax provision:

	Years Ended December 31,
	2014	2013
Depreciation	$213	$212
Deferred grant income	(339)	(551)
Track maintenance credit	1,123	821
Accrued casualty and other claims	19	(25)
Accrued compensated time off and related payroll taxes	(17)	(19)
Share based compensation	(41)	(27)
Other (including the impact due to the change in the state income tax of $99 in 2013)	(167)	65
Change in valuation allowance	(852)	(257)

	($61)	$219

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013

(Dollars in Thousands Except Per Share Amounts)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the Company’s net deferred income tax liability as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Deferred income tax liabilities - Differences between book and tax basis of property and equipment	$18,802	$18,647

Deferred income tax assets:
Deferred grant income	4,714	4,267
Track maintenance credit carry forwards	1,456	2,579
Alternative minimum tax carry forwards	75	75
Accrued casualty and other claims	146	164
Accrued compensated time off and related payroll taxes	261	244
Share based compensation	281	240
Allowance for doubtful accounts and other	101	101

	7,034	7,670
Valuation allowance	(1,456)	(2,308)

Net deferred income tax liability	$13,224	$13,285

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

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	Years Ended December 31,
	2014	2013
Federal statutory rate	34%	34%
Nondeductible expenses, state income taxes, and other (including 5% in relation to the change in net deferred state income tax liability in 2013)	3	7
Change in valuation allowance	(23)	(13)

Effective tax rate	14%	28%

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013

(Dollars in Thousands Except Per Share Amounts)

The Company’s year-end rate of 14% is a significant decrease from the September 2014 rate of 54%. The significant decrease in tax rate in the fourth quarter is due to changes in our reversal pattern analysis based upon fourth quarter activity and a result of the minimal amount of pre-tax income reported as of September 30, 2014. The Company’s current income tax provision does not reflect the expected tax rate due to the utilization of carry forward 45G credits.

The Company is subject to U.S. federal income tax as well as income tax in the Commonwealth of Massachusetts. All U.S. federal income and Massachusetts income tax matters have been concluded through 2011.

11.	Commitments and Contingent Liabilities

The Company is a defendant in certain lawsuits relating to casualty losses, many of which are covered by insurance subject to a deductible. The Company believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits.

On January 29, 2002, the Company received a “Notice of Potential Liability” from the United States Environmental Protection Agency (“EPA”) regarding an existing Superfund Site (the “Site”) that includes the J.M. Mills Landfill in Cumberland, Rhode Island. EPA sends these “Notice” letters to potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). EPA identified the Company as a PRP based on its status as an owner and/or operator because its railroad property traverses the Site. Via these Notice letters, EPA demanded payment of past costs (identified in the letter as $762 thousand) and future costs associated with the response actions taken to address the contamination at the Site, and requests PRPs to indicate their willingness to participate and resolve their potential liability at the Site. The Company responded to EPA by stating that it does not believe it has any liability for this Site, but that it is interested in cooperating with EPA to address issues concerning liability at the Site. Two other parties have already committed via a consent order with EPA to pay for the Remedial Investigation/Feasibility Study (“RI/FS”) phase of the clean-up at the Site, which has not yet been completed. After that, EPA will likely seek to negotiate the cost of the Remedial Design and implementation of the remedy at the Site with the PRPs it has identified (which presently includes over sixty parties, and is likely to increase after EPA completes its investigation of the identity of PRPs). On December 15, 2003, the EPA issued a second “Notice of Potential Liability” letter to the Company regarding the Site. EPA again identified the Company as a PRP, this time because EPA “believes that [the Company] accepted hazardous substance for transport to disposal or treatment facilities and selected the site for disposal.” The Company responded again to EPA stating its interest in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site. The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA and therefore no liability has been accrued for this matter.

In connection with the EPA claim described above, on December 28, 2002 the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L. The Company was one of about sixty parties named by Plaintiffs in this suit, to recover response costs incurred in investigating and responding to the releases of hazardous substances at the Site. Plaintiffs alleged that the Company is liable under 42 U.S.C. § 961(a) (3) of CERCLA as an “arranger” or “generator” of waste that ended up at the Site. The Company entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs’ claims. Although the Company does not believe it generated any waste that ended up at the Site, or that its activities caused contamination at the Site, the Company paid $45 thousand to settle this suit in March 2006.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013

(Dollars in Thousands Except Per Share Amounts)

12.	Employee Benefit Plans

Defined Contribution Retirement Plans

The Company has a profit-sharing plan (“Plan”) which covers all of its employees who are members of its collective bargaining units. Contributions to the Plan are required in years in which the Company has income from “railroad operations” as defined in the Plan. Contributions are to be equal to at least 10% but not more than 15% of the greater of income before income taxes or income from railroad operations subject to a maximum contribution of $3.5 per eligible employee. Contributions to the Plan may be made in cash or in shares of the Company’s common stock valued at the closing market price for the Company’s stock on the last business day of the year prior to the date the shares are granted. No contribution was made for 2014 or 2013 since the Company did not generate income from railroad operations during those years.

The Company also has a Simplified Employee Pension plan (“SEP”) which covers substantially all employees who are not members of one of its collective bargaining units. Contributions to the SEP are discretionary and are determined annually as a percentage of each covered employee’s compensation up to the maximum amount allowable by law. Contributions accrued under the SEP amounted to $209 in 2014 and 2013 which, in each year, was less than the maximum amount allowable by law.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may purchase registered shares of common stock at 85% of the market price for such shares. An aggregate of 200,000 shares of common stock are authorized for issuance under the ESPP which was established in 1997. Any shares purchased under the ESPP are subject to a two year lock-up. ESPP purchases amounted to 3,556 shares in 2014 and 3,979 shares in 2013.

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

On January 10, 2008, the Company entered into an agreement with GATX Corporation (“GATX”) whereby GATX acquired 239,523 (approximately 4.99%) newly-issued shares of the Company’s common stock for approximately $5,500 ($23 per share) to be utilized for capital improvements to enhance the Company’s railroad lines. The parties also entered into an Exclusive Railcar Supply Agreement whereby GATX has the exclusive right to supply the Company with railcars for certain rail traffic on market-competitive terms. In addition, the Company exchanged 72 of its mill gondolas for 137 (reduced to 10 during 2014) open-top hoppers owned by GATX, which was accounted for as a purchase. In June, 2014, the Company acquired from GATX 75 open-top hoppers, which were previously leased on a per trip lease/storage arrangement. In 2008, the Company leased 72 mill gondolas from GATX under operating leases for a period of up to 7 years at a minimum annual rental of $248 (adjusted to $163 for 2014) through January 2015. During 2012, the Company and GATX amended the lease with respect to 20 of the mill gondolas which the Company returned to GATX. All other terms and conditions remained the same. In September 2014 the lease for 52 mill gondolas from GATX was extended through December 2019 at annual rate of $183. Rental expense of $163 was incurred under this lease in both 2014 and 2013. In addition to the lease of gondolas, which is a fixed-rent, fixed-term lease, the Company also entered into a 7 year “per-diem” lease of 200 auto carrying railcars, for which the Company is obligated to remit car-hire revenues only. This lease expired December 2014 and was extend to December 2019. Additionally, the Company entered into a lease for 76 automobile carrying railcars, for which the Company is obligated to remit car-hire revenues only. This lease expires December 2025 and automatically renews for one year increments unless either party serves the other with written notice of cancellation. In 2014 and 2013, the car-hire earned from other railroads and remitted to GATX was approximately $3,700 and $3,600, respectively under the leases for automobile carrying railcars.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013

(Dollars in Thousands Except Per Share Amounts)

In March 2014, the Company extended a lease for two (2) six-axle EMD SD-60 locomotives, with an additional EMD SD-60 locomotive being added to the agreement, for approximately $233 per annum through October 2017.

Based upon certain conditions in the lease, the Company extended in 2014 a lease/storage arrangement for 8 hi-sided gondolas in 2014, whereby the Company pays GATX for its sporadic use on a per trip basis only.

14.	Leases

During 2013, the Company installed a 209kw(DC) Solar System at its Worcester Engine House and adjacent land at a cost of $672. Upon completion of the installation, the Company sold the system to an unrelated third party for cost, leasing the Solar System back from the unrelated third party. The Company entered into a ten year operating lease for approximately $50 per annum (through December 2023). The Solar System went on line during December 2013. The Company has the option at the end of the lease term to purchase the Solar System at fair market value (not to exceed 15% of the original cost) or continue to lease month to month.

The Company leases through May 2018 from an unrelated party two (2) six-axle EMD SD-40 locomotives for approximately $84 per annum.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the Company’s internal control over financial reporting as of the end of the period covered by this annual report based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Such evaluation included reviewing the documentation of the Company’s internal controls, evaluating the design and operating effectiveness of key financial reporting controls and reviewing our overall control environment. Based on such evaluation, the Company’s management has concluded that as of the end of the period covered by this annual report, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to the directors of the Company, see pages 2 through 8 and 10 of the Company’s definitive proxy statement for the 2015 annual meeting of its shareholders, which pages are incorporated herein by reference.

The following are the executive officers of the Company:

Name	Age	Position	Date of First Election to Office
Robert H. Eder	82	Chairman	1980
P. Scott Conti	57	President	2005
Frank K. Rogers	53	Vice President	2005
Daniel T. Noreck	43	Treasurer	2010
Charles D. Rennick	33	Secretary	2013

Any officer elected or appointed by the Company’s Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors. Mr. Eder has served as Chairman of the Company since 1980. Mr. Eder also served as President of the Company from December 1966 until 1980. Mr. Conti served as Vice President from March 1999 until his election as President in 2005. Upon joining the Company in 1988, he served as Engineering Manager through December 1997, and then as Chief Engineer from 1998 until March 1999. Mr. Rogers joined the Company in 1994 and served as Director of Marketing prior to his promotion to Vice President in 2005. Mr. Noreck joined the Company in September 2010 as Treasurer. Mr. Rennick joined the Company in 2012 as Assistant General Counsel prior to his promotion to General Counsel and election as Secretary in 2013.

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

75 Hammond Street

Worcester, Massachusetts 01610

(800) 447-2003

Internet Address: http://www.pwrr.com; wlavely@pwrr.com

Item 11. Executive Compensation

See pages 8 and 12 through 14 of the Company’s definitive proxy statement for the 2015 annual meeting of its shareholders, which pages are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See pages 10-11 of the Company’s definitive proxy statement for the 2015 annual meeting of its shareholders, which pages are incorporated herein by reference.

III-1

The following table sets forth information as of the end of the Company’s most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available For Future Issuance

Equity compensation plans approved by security holders	63,285	$15.12	236,309

Equity compensation plans not approved by security holders	N/A	N/A	181,165

Total	63,285	$15.12	417,474

Item 13. Certain Relationships and Related Transactions and Director Independence

See pages 2, 5-6, 10 and 14 of the Company’s definitive proxy statement for the 2015 annual meeting of its shareholders which pages are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

See page 15 of the Company’s definitive proxy statement for the 2015 annual meeting of its shareholders which pages are incorporated herein by reference.

III-2

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) All financial statements:

An index of financial statements is included in Item 8, page II-9 of this annual report.

(3)	Listing of Exhibits.

3.1	Articles of Incorporation, as amended, incorporated by reference from the Company’s Registration Statement on Form S-1, Registration No. 333-46433

3.2	By-laws, as amended, incorporated by reference from the Company’s Registration Statement on Form S-8, Registration No. 333-02975

10.1	Business Loan Agreement dated June 25, 2009 between the Registrant and Commerce Bank & Trust Company, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

10.2	Common Stock Purchase Agreement dated January 10, 2008 between the Registrant and GATX Corporation, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.3	Exclusive Railcar Supply Agreement dated January 10, 2008 between the Registrant and GATX Corporation, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.4	Registration Rights Agreement dated January 10, 2008 between the Registrant and GATX Corporation, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.5	Non-Qualified Stock Option Plan (incorporated by reference from the Company’s Registration Statement on Form S-1 Registration No. 33-46433)

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 20, 2015, formatted in eXtensible Business Reporting Language:

Balance Sheets as of December 31, 2014 and 2013;
Statements of Income for the years ended December 31, 2014 and 2013;
Statements of Shareholders’ Equity for the years ended December 31, 2014 and 2013;
Statements of Cash Flows for the years ended December 31, 2014 and 2013; and
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

Dated: March 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert H. Eder Robert H. Eder	Chairman of the Board (Chief Executive Officer)	March 20, 2015

/s/ P. Scott Conti P. Scott Conti	President and Director (Chief Operating Officer)	March 20, 2015

/s/ Daniel T. Noreck Daniel T. Noreck	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2015

/s/ Richard W. Anderson Richard W. Anderson	Director	March 20, 2015

/s/ Frank W. Barrett Frank W. Barrett	Director	March 20, 2015

/s/ John J. Healy John J. Healy	Director	March 20, 2015

/s/ James C. Garvey James C. Garvey	Director	March 20, 2015

IV-3