Form 10-Q
period 2015-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2015-05-13
CIK 831968

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 5, 2015, the registrant has 4,860,861 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

Part I – Financial Information

Item 1. Financial Statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED BALANCE SHEETS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

	MARCH 31, 2015	DECEMBER 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$6,687	$6,414
Accounts receivable, net of allowance for doubtful accounts of $160 in 2015 and 2014, respectively	4,761	5,007
Materials and supplies	1,057	1,067
Prepaid expenses and other current assets	294	634
Deferred income taxes	399	399

Total Current Assets	13,198	13,521
Property and Equipment, net	85,530	85,955
Land Held for Development	12,457	12,457

Total Assets	$111,185	$111,933

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,062	$3,872
Current portion of deferred grant and other revenue	424	230
Accrued expenses	2,165	1,810

Total Current Liabilities	6,651	5,912

Deferred Income Taxes	13,176	13,623

Deferred Grant and Other Income	12,877	12,986

Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2015 and 2014	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,860,635 shares in 2015 and 4,859,871 shares in 2014	2,430	2,430
Additional paid-in capital	38,001	37,891
Retained earnings	38,018	39,059

Total Shareholders’ Equity	78,481	79,412

Total Liabilities and Shareholders’ Equity	$111,185	$111,933

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended March 31,
	2015	2014
Operating Revenue	$7,261	$6,514

Operating Expenses:
Maintenance of way and structures	1,533	1,352
Maintenance of equipment	762	912
Transportation	2,792	2,471
General and administrative	1,382	1,238
Depreciation	876	900
Taxes, other than income taxes	733	657
Car hire, net	383	226
Employee retirement plans	57	57
Track usage fees	40	29

Total Operating Expenses	8,558	7,842

Loss from Operations	(1,297)	(1,328)
Other income, net	7	10

Loss from operations prior to income taxes	(1,290)	(1,318)
Provision from Income Tax (Benefit)	(447)	(641)

Net Loss	(843)	(677)

Preferred Stock Dividends	3	3

Net Loss Available to Common Shareholders	$(846)	$(680)

Basic and Diluted Loss Per Common Share	$(.17)	$(.14)

Weighted-Average Common Shares Outstanding
For basic	4,859,879	4,850,938
For diluted	4,859,879	4,850,938

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(843)	$(677)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation	876	900
Amortization of deferred grant income	(235)	(140)
Deferred grant and other income	288	195
Deferred income taxes benefit	(447)	(641)
Share-based compensation	98	114
Increase (decrease) in cash from:
Accounts receivable	278	1,325
Materials and supplies	10	39
Prepaid expenses and other	340	249
Accounts payable and accrued expenses	444	(689)

Net cash flows provided by operating activities	809	675

Cash flows from Investing Activities:
Purchase of property and equipment	(350)	(275)

Net cash flows used in investing activities	(350)	(275)

Cash Flows from Financing Activities:
Dividends paid	(198)	(197)
Issuance of common shares for stock options exercised and employee stock purchases	12	31

Net cash flows used in financing activities	(186)	(166)

Increase in Cash and Cash Equivalents	273	234
Cash and Cash Equivalents, Beginning of Period	6,414	2,614

Cash and Cash Equivalents, End of Period	$6,687	$2,848

Supplemental Disclosures:

Property and equipment included in accounts payable	$217	$61
Cash paid for income taxes	$385	$55

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Dollars in Thousands Except Per Share Amounts)

1.	In the opinion of management, the accompanying interim condensed financial statements of the Providence and Worcester Railroad Company (the “Company”) contain all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows for the three months ended March 31, 2015 and 2014 in accordance with accounting principles generally accepted in the United States. The accompanying condensed balance sheet as of December 31, 2014, has been derived from audited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. Results for interim periods may not be necessarily indicative of the results to be expected for the full year.

2.	Recent Accounting Pronouncements:

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

3.	Changes in Shareholders’ Equity:

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Balance December 31, 2014	$32	$2,430	$37,891	$39,059	$79,412
Issuance of 764 common shares for employee stock purchases, stock options exercised and employee stock awards			14		14
Share-based compensation, options granted			96		96
Dividends
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.04 per share				(195)	(195)
Net loss for the period				(843)	(843)

Balance March 31, 2015	$32	$2,430	$38,001	$38,018	$78,481

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

4.	Debt

The Company has a revolving line of credit facility in the amount of $5,000 from a commercial bank expiring on June 25, 2015. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. At March 31, 2015 and December 31, 2014, no amounts were outstanding.

5.	Loss per Common Share:

Loss per common share is computed using the weighted average number of common shares outstanding during each quarter. Diluted income (loss) per common share reflects the effect of the Company’s outstanding convertible preferred stock (using the if-converted method) and options (using the treasury stock method), except where such items would be anti-dilutive.

A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

	2015			2014
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic Earnings per Share
Net Loss available to Common Shareholders	$(846)			$(680)

Basic loss per share	$(846)	4,860	$(.17)	$(680)	4,851	$(.14)

Diluted Earnings per Share
Net Loss available to Common Shareholders	$(846)			$(680)

Effect of Dilutive Securities			—		—

Diluted loss per Share	$(846)	4,860	$(.17)	$(680)	4,851	$(.14)

Options to purchase 67,289 and 67,695 shares of common stock were outstanding at March 31, 2015 and 2014, respectively. No outstanding options were included in the computation of diluted loss per common share for 2015 and 2014 as the effect would be antidilutive. Shares of preferred stock convertible into 64,000 shares of common stock were outstanding at March 31, 2015 and 2014. These shares were not included in the computation of diluted (loss) earnings per common share for 2015 and 2014 because of the anti-dilutive effect.

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

Pursuant to the Agreement, the Company received a credit for mileage traveled along the Northeast Corridor. The Company recognizes the expense offset relative to Track Usage Fees as the expenses are incurred. As such, the Company did not record any related assets or liabilities relative to the mileage credit. The Company has recorded the following offsets to Track Usage expense and has the following track mileage credit remaining:

	Three Months Ended March 31,
	2015	2014
Mileage credit available, beginning	$418	$1,219
Operating rights offset	130	104

Mileage credit remaining, ending	$288	$1,115

8.	Subsequent Events:

On April 29, 2015, the Company declared a dividend of $.04 per share on its outstanding Common Stock payable May 27, 2015 to shareholders of record on May 13, 2015.

During May 2015, the Company entered into a loan agreement with its commercial bank for $5 million. The loan requires payment of interest only for twelve months whereupon it converts to a ten year term loan with payments based upon a twenty year amortization. The loan will bear interest at 4.11% per annum for the life of the loan. The loan will be unsecured but will subject the Company to certain financial and non-financial covenants, including the maintenance of certain tangible net worth levels. The Company and its commercial bank extended the revolving credit line through June 2017. Borrowings under this line of credit are unsecured, due on demand and bear interest at one and one half percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”). The Company pays no commitment fee on this line and has no compensating balance requirements.

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

The Company’s significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and during the first three months of 2015.

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

In particular, our business might be affected by uncertainties affecting the railroad and transportation industry generally as well as the following, among other factors:

•	general economic, financial and political conditions, including downturns affecting the railroad industry and credit markets;

•	our relationships with Class I railroads and other carriers;

•	legislative and regulatory developments by the Surface Transportation Board, Railroad Retirement Board or the Federal Railroad Administration;

•	our ability to comply with financial and non-financial covenants contained in the documents governing our indebtedness;

•	limitations and restrictions on the operation of our business contained in the documents governing our indebtedness;

•	increases in transportation costs, including fuel prices, which in some instances may not be passed on to customers;

•	competitive pressures, including changes in competitors’ pricing;

•	our ability to generate cash flows to invest in the operation of our business; and

•	our dependence upon our key customers, executives and other key employees and our ability to renegotiate our union contracts.

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

Results of Operations

The following table sets forth the Company’s operating revenues, exclusive of rental revenues of $170 and $160 for the first three months in 2015 and 2014, respectively, by category in dollars and as a percentage of operating revenues:

	Three Months Ended March 31,
	2015		2014
	(In thousands, except percentages)
Freight Revenues:
Conventional carloads	$6,485	91.4%	$5,549	87.3%
Containers	302	4.3	355	5.6
Other freight related	178	2.5	169	2.7
Other operating revenues	126	1.8	281	4.4

Total	$7,091	100.0%	$6,354	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues, exclusive of rental revenues:

	Three Months Ended March 31,
	2015		2014
	(In thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$4,084	57.6%	$3,968	62.4%
Casualties and insurance	529	7.5	436	6.9
Depreciation	876	12.4	900	14.2
Diesel fuel	742	10.5	598	9.4
Car hire, net	383	5.4	226	3.6
Purchased services, including legal and professional fees	541	7.6	533	8.4
Repair and maintenance of equipment	204	2.9	433	6.8
Track and signal materials	228	3.2	359	5.6
Track usage fees	170	2.4	133	2.1
Other materials and supplies	386	5.4	303	4.8
Other	802	11.3	612	9.6

Total	8,945	126.2	8,501	133.8
Less capitalized and recovered costs, including amounts relating to the Amtrak Agreement	387	5.5	659	10.4

Total	$8,558	120.7%	$7,842	123.4%

Operating Revenues:

Operating revenues increased $740 thousand, or 11.7%, to $7.09 million in the first quarter of 2015 from $6.35 million in the first quarter of 2014.

The increase in conventional freight revenues is attributable to a 24.4% increase in traffic volume, offset by a 6.1% decrease in the average revenue received per conventional carload. The Company’s conventional carloads increased by 1,382 to 7,036 in the first quarter of 2015 from 5,654 in 2014.

Shipments of most commodities increased in the first quarter of 2015, as compared to the first quarter of 2014, especially in the Company’s ethanol, plastic, and automobile business. The decrease in the average revenue received per conventional carload is due to a shift of the mix of commodities, the origin of the shipments, decrease in fuel surcharge revenue, as well as some rate changes.

The decrease in container freight revenues is the result of a 13.3% decrease in traffic volume and a 0.3% decrease in the average revenue received per container. Container traffic volume decreased by 664 containers to 4,311 in the first quarter of 2015 from 4,975 in 2014.

Other freight-related revenues remains even with the same period of prior year. The decrease in other operating revenues mainly reflects a decrease in billings for flagging services performed by the Company.

Operating Expenses:

Operating expenses for the first quarter of 2015 increased by $720 thousand, or 9.2%, to $8.56 million from $7.84 million in the first quarter of 2014. The increase is attributable to increases in payroll related expense ($116 thousand), casualty expense ($93 thousand), diesel fuel ($144 thousand), car hire expense ($157 thousand), other materials and supplies ($83 thousand), and other expenses ($190 thousand). These increases were offset in part by decreases in repairs and maintenance expenses ($229 thousand) through billings for services performed by the Company’s Mechanical department, as well as decreases in purchased services and track and signal material purchases ($131 thousand) related to reimbursable projects performed by the Company’s Maintenance of Way department for various state agencies. The decrease in recovered costs relates to these same reimbursable projects.

Income Tax Benefit:

The income tax benefit for the first quarter of 2015 and 2014 is approximately (35%), absent any changes to the valuation allowance against the Company’s deferred tax assets, and (49%) of the pre-tax loss, respectively. The income tax rate for 2015 represents the effective tax benefit which the Company expects. The income tax rate for 2014 represents the effective tax benefit after giving effect for a decrease in the Company’s valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

During the first quarter of 2014, the Company generated $809 thousand of cash from operating activities, used $350 thousand in investing activities and $186 thousand in financing activities.

On April 30, 2015, the Company declared a quarterly dividend of approximately $195 thousand ($.04 per common share) to be paid on May 28, 2015. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

During May 2015, the Company entered into a loan agreement with its commercial bank for $5 million. The loan requires payment of interest only for twelve months whereupon it converts to a ten year term loan with payments based upon a twenty year amortization. The loan bears interest at 4.11% per annum for the life of the loan. The loan is unsecured but subjects the Company to certain financial and non-financial covenants, including the maintenance of certain tangible net worth levels. The majority of the proceeds from the loan will be utilized to rehabilitate four and replace one main line bridges. Once the rehabilitation and replacement are complete, the Company will have the ability to haul freight with a lading of 286,000 pounds on its main line from Worcester, MA to Davisville/Providence RI.

At the same time, the Company and its commercial bank extended the Company’s $5 million revolving credit line to June 25, 2017. Borrowings under the line of credit are unsecured, due on demand and bear interest at one and one half percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”). The Company pays no commitment fee on the line and has no compensating balance requirements. At March 31, 2015, no amounts were outstanding.

Seasonality

Historically, the Company’s operating revenues are lowest for the first quarter due to the reduction in construction aggregate shipments during a portion of this period and to winter weather conditions.

Item 4. Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

PART II – Other Information

Item 5.	Other Information

(a)	Reports on Form 8-K were appropriately filed during the quarter ended March 31, 2015.

Item 6.	Exhibits

4.1	Notice of long-term debt of the Company that is less than 10% of the assets of the Company.

31.1	Rule 13a-14(a) Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chairman of the Board and Chief Executive Officer and Treasurer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2015, filed with the Securities and Exchange Commission on May 13, 2015, formatted in eXtensible Business Reporting Language:

(i)	Balance Sheets as of March 31, 2015 and December 31, 2014;

(ii)	Statements of Operations for the Three Months ended March 31, 2015 and 2014;

(iii)	Statements of Cash Flows for the Three Months ended March 31, 2015 and 2014; and

(iv)	Notes to Financial Statements.

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

DATED: May 13, 2015