Form 10-Q
period 2015-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2015-08-12
CIK 831968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 1, 2015, the registrant has 4,861,715 shares of common stock, par value $.50 per share, outstanding.

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED BALANCE SHEETS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

	JUNE 30, 2015	DECEMBER 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$7,361	$6,414
Accounts receivable, net of allowance for doubtful accounts of $160 in 2015 and 2014, respectively	4,298	5,007
Materials and supplies	1,158	1,067
Prepaid expenses and other current assets	162	634
Deferred income taxes	399	399

Total Current Assets	13,378	13,521
Property and Equipment, net	85,780	85,955
Land Held for Development	12,457	12,457

Total Assets	$111,615	$111,933

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,677	$3,872
Current portion of deferred grant and other revenue	411	230
Accrued expenses	2,059	1,810

Total Current Liabilities	6,147	5,912

Deferred Income Taxes	13,611	13,623

Deferred Grant and Other Income	12,779	12,986

Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2015 and 2014	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,861,715 shares in 2015 and 4,859,871 shares in 2014	2,431	2,430
Additional paid-in capital	38,018	37,891
Retained earnings	38,597	39,059

Total Shareholders’ Equity	79,078	79,412

Total Liabilities and Shareholders’ Equity	$111,615	$111,933

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in Thousands except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Operating Revenues	$9,516	$9,511	$16,777	$16,025

Operating Expenses:
Maintenance of way and structures	1,229	1,325	2,762	2,677
Maintenance of equipment	945	1,049	1,707	1,961
Transportation	2,659	2,647	5,451	5,118
General and administrative	1,108	1,422	2,489	2,660
Depreciation	880	888	1,757	1,788
Taxes, other than income taxes	830	700	1,563	1,356
Car hire, net	525	226	908	453
Employee retirement plans	56	57	113	114
Track usage fees	179	87	219	116

Total Operating Expenses	8,411	8,401	16,969	16,243

Operating Income (Loss) before Interest and Income Taxes	1,105	1,110	(192)	(218)
Other income	103	117	110	127

Income (Loss) from operations before Income Taxes	1,208	1,227	(82)	(91)
Income Tax Provision (Benefit)	435	602	(12)	(39)

Net Income (Loss)	773	625	(70)	(52)

Preferred Stock Dividends	—	—	3	3

Net Income (Loss) Attributable to Common Shareholders	$773	$625	$(73)	$(55)

Income (Loss) Per Common Share:
Basic	$.16	$.13	$(.01)	$(.01)
Diluted	$.16	$.13	$(.01)	$(.01)

Weighted-Average Common Shares Outstanding:
For basic	4,860,863	4,853,088	4,860,374	4,852,469
For diluted	4,935,190	4,928,643	4,860,374	4,852,469

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(70)	$(52)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	1,757	1,788
Amortization of deferred grant income	(471)	(486)
Allowance for doubtful accounts	—	115
Proceeds from deferred grant and other revenue	445	445
Deferred income taxes benefit	(12)	(39)
Share-based compensation	96	114
Increase (decrease) in cash from:
Accounts receivable	709	(524)
Materials and supplies	(91)	91
Prepaid expenses and other current assets	472	360
Accounts payable and accrued expenses	(400)	(508)

Net cash flows from operating activities	2,435	1,304

Cash flows from Investing Activities:
Purchase of property and equipment	(1,128)	(2,494)
Proceeds from sale of property and equipment	—	250

Net cash flows used in investing activities	(1,128)	(2,244)

Cash Flows from Financing Activities:
Dividends paid	(392)	(392)
Issuance of common shares for stock options exercised and employee stock purchases	32	77

Net cash flows used in financing activities	(360)	(315)

Increase (decrease) in Cash and Cash Equivalents	947	(1,255)
Cash and Cash Equivalents, Beginning of Period	6,414	2,614

Cash and Cash Equivalents, End of Period	$7,361	$1,359

Supplemental Disclosures:

Cash paid for income taxes	$448	$97
Property and equipment included in accounts payable	$570	$119

The accompanying notes are an integral part of the condensed financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Dollars in Thousands Except Per Share Amounts)

1.	In the opinion of management, the accompanying interim condensed financial statements of Providence and Worcester Railroad Company (the “Company”) contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2015, the results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014 in accordance with accounting principles generally accepted in the United States. The accompanying condensed balance sheet as of December 31, 2014, has been derived from audited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. Results for interim periods may not necessarily be indicative of the results to be expected for the full year.

2.	Recent Accounting Pronouncements:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. ASU 2014-09 anticipates companies using more judgment and estimates than under the current guidance. ASU 2014-09 permits the use of retrospective application to period presented or a cumulative effect transition adjustment. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09. The Company is currently evaluating the impact and method of implementing this new guidance on its financial statements and related disclosures.

3.	Changes in Shareholders’ Equity:

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Balance December 31, 2014	$32	$2,430	$37,891	$39,059	$79,412
Issuance of 1,844 common shares for employee stock purchases, stock options exercised and employee stock awards		1	31		32
Share-based compensation, options granted			96		96
Dividends:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.08 per share				(389)	(389)
Net loss for the period				(70)	(70)

Balance June 30, 2015	$32	$2,431	$38,018	$38,597	$79,078

4.	Debt:

The Company has a revolving line of credit facility in the amount of $5,000 from a commercial bank expiring on June 25, 2017. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank’s prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. The Company is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. At June 30, 2015 and December 31, 2014, no amounts were outstanding.

The Company entered into a loan agreement with its commercial bank for $5,000 for the rehabilitation of four and the replacement of one main line bridges. The loan requires interest only for twelve months whereupon it converts to a ten year term loan with payments based upon a twenty year amortization. The loan will bear interest at 4.11% per annum for the life of the loan. The loan is unsecured and is subject to certain financial and non-financial covenants. The Company anticipates initial drawdowns during the third quarter of 2015.

5.	Income (Loss) per Common Share:

Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding during each period. Diluted income (loss) per common share reflects the effect of the Company’s outstanding convertible preferred stock and stock options except where such items would be antidilutive.

A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Weighted-average common shares for basic	4,860,863	4,853,088	4,859,990	4,852,469
Dilutive effect of convertible preferred stock and stock options	74,327	75,555	—	—

Weighted-average common shares for diluted	4,935,190	4,928,643	4,859,990	4,852,469

Options to purchase 67,063 and 65,191 shares of common stock were outstanding at June 30, 2015 and 2014, respectively. For the three month periods ended June 30, 2015 and 2014, 10,327 and 11,555 of outstanding options to purchase common shares were included in the computation of diluted earnings per share (EPS). For the six month period ended June 30, 2015 and 2014, no outstanding options were included as the effect would be antidilutive.

Shares of preferred stock convertible into 64,000 shares of common stock were outstanding for the three and six-month periods ended June 30, 2015 and 2014. For the three month periods ended June 30, 2015 and 2014, the 64,000 shares were included in the calculation of diluted earnings per share. For the six month period ended June 30, 2015 and 2014, the 64,000 shares were not included in the calculation of diluted earnings per share as the effect would be antidilutive.

At its annual shareholders meeting April 29, 2015 the shareholders approved the 2015 Equity Incentive Plan. Any future options grant will be made only pursuant to the 2015 Plan.

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

Pursuant to the Agreement, the Company received a credit for mileage travelled along the Northeast Corridor. The Company will recognize the expense offset relative to Track Usage Fees as the expenses are incurred. As such, the Company did not record any related assets or liabilities relative to the mileage credit at the date of the settlement. The Company has recorded the following offsets to Track Usage expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Mileage credit available, beginning	$288	$1,115	$418	$1,200
Utilized	288	210	418	295

Mileage credit available, ending	$—	$905	$—	$905

No credits remained outstanding as of June 30, 2015.

8.	Open-Top Hoppers

In June, 2014, the Company acquired from GATX Corporation 75 open-top hoppers, which were previously under lease. The Company acquired these open-top hoppers for $1,500.

9.	Subsequent event and dividend:

On July 29, 2015, the Company declared a dividend of $.04 per share on its outstanding common stock payable August 26, 2015 to shareholders of record as of August 12, 2015.

In July, 2015, the Company acquired two (2) SD70M-2 locomotives for $1,610.

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

The Company’s significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and during the first six months of 2015.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. ASU 2014-09 anticipates companies using more judgment and estimates than under the current guidance. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09. ASU 2014-09 permits the use of retrospective application to period presented or a cumulative effect transition adjustment. The Company is currently evaluating the impact and method of implementing this new guidance on its financial statements and related disclosures.

Results of Operations

The following table sets forth the Company’s operating revenues, exclusive of rental operating revenues of $175 and $178 during the three months ended June 30, 2015 and 2014, respectively, and $346 and $338 during the six months ended June 30, 2015 and 2014, respectively, by category in dollars and as a percentage of operating revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	(In thousands, except percentages)
Freight Revenues:
Conventional carloads	$8,497	91.0%	$8,414	90.1%	$14,981	91.2%	$13,963	89.0%
Containers	318	3.4	393	4.2	619	3.8	748	4.8
Other freight related	233	2.5	157	1.7	413	2.5	326	2.1
Other Operating Revenues	293	3.1	369	4.0	419	2.5	650	4.1

Total	$9,341	100.0%	$9,333	100.0%	$16,432	100.0%	$15,687	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues, exclusive of rental operating revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	(In thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$3,954	42.4%	$3,857	41.3%	$8,039	48.9%	$7,826	49.9%
Casualties and insurance	371	4.0	266	2.9	899	5.5	702	4.5
Depreciation	880	9.4	888	9.5	1,757	10.7	1,788	11.4
Diesel fuel	833	8.9	869	9.3	1,575	9.6	1,467	9.4
Car hire, net	525	5.6	226	2.4	908	5.5	453	2.9
Purchased services, including legal and professional fees	630	6.7	1,018	10.9	1,172	7.1	1,551	9.9
Repair and maintenance of equipment	339	3.6	511	5.5	543	3.3	944	6.0
Track and signal materials	189	2.0	254	2.7	416	2.5	613	3.9
Track usage fees	467	5.0	299	3.2	637	3.9	431	2.7
Other materials and supplies	430	4.6	477	5.1	816	5.0	780	5.0
Other	704	7.6	832	8.9	1,505	9.1	1,444	9.2

Total	9,322	99.8	9,497	101.7	18,267	111.1	17,999	114.8
Less capitalized and recovered costs, including amounts relating to the Amtrak Agreement	911	9.7	1,096	11.7	1,298	7.9	1,756	11.2

Total	$8,411	90.1%	$8,401	90.0%	$16,969	103.2%	$16,243	103.6%

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating Revenues:

Operating revenues increased $700 thousand, or 4.5%, to $16.4 million in the six months ended June 30, 2015 from $15.7 million in 2014. This increase is the result of a $1.0 million (7.3%) increase in revenue from conventional carloads and an $86 thousand (26.3%) increase in other freight related revenue, offset by a $129 thousand (17.2%) decrease in container freight revenues and a $231 thousand (35.5%) decrease in other operating revenues.

The increase in conventional freight revenues results from a 14.1% increase in traffic volume, offset by a 5.9% decrease in the average revenue received per conventional carload, The Company’s conventional carload increased by 2,199 to 17,816 in the first six months of 2015 from 15,617 in 2014.

The number of shipments of most commodities handled by the Company increased. The majority of the increase was attributable to shipments of automobiles, chemicals (including ethanol), and metal and construction products. This increase was offset, in part, by decreases in shipments of other commodities. The decrease in the average revenue received per conventional carload is due to a shift of the mix of commodities, the origin of the shipments, decrease in fuel surcharge revenue, as well as some rate changes.

The decrease in container freight revenues is mainly the result of a 15.9% decrease in traffic volume. Container traffic volume decreased by 1,661 containers to 8,786 containers in the first six months of 2015 from 10,447 containers in 2014 as a result of more international freight being transloaded at the west coast ports to domestic containers.

The increase in other freight-related revenues results from an increase in miscellaneous operating revenue while the decrease in other operating revenues reflects a decrease in maintenance department billings for services rendered to freight customers and other outside parties.

Operating Expenses:

Operating expenses for the six-month period ended June 30, 2015 increased by $730 thousand, or 4.5%, to $16.97 million from $16.24 million in 2014. The increase is attributable mainly to increases in payroll related expense ($213 thousand), casualty related expense ($197 thousand), car hire expense ($455 thousand) and track usage fees ($206 thousand). These increases were offset in part by decreases in purchased services ($380 thousand), repair and maintenance expense ($401 thousand), and track and signal materials expense ($197 thousand). The decrease in purchased services and track and signal materials expense was attributable to less works performed by the Company’s Maintenance of Way department for various state agencies. The decrease in recovered costs relates to the same reason.

Provision for Income Taxes (Benefit):

The income tax benefit for the first six months of 2015 and 2014 is equal to (15%) and (43%) of the pre-tax loss, resulting principally from the amounts of pre-tax loss for the periods ended.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating Revenues:

Operating revenues in the second quarter of 2015 was $9.3 million, consistent with the second quarter of 2014.

The Company’s conventional carloads increased by 952 (9.7%) to 10,780 in the second quarter of 2015 from 9,828 in 2014. The majority of the increase was attributable to shipments of automobiles and metal and construction products. This increase was offset in part by a decrease in the shipments of chemicals (including ethanol). The 7.9% decrease in the average revenue received per conventional carload is due to a shift of the mix of commodities, decrease in fuel surcharge revenue, as well as some rate changes.

The decrease in container freight revenues is mainly the result of an 18.2% decrease in traffic volume. Container traffic volume decreased by 997 containers to 4,475 containers in the second quarter of 2015 from 5,472 containers in 2014. The reason for the decrease is as previously discussed for the six months ended June 30, 2015.

The increase in other freight-related revenues results from an increase in miscellaneous operating revenue while the decrease in other operating revenues reflects a decrease in maintenance department billings for services rendered to freight customers and other outside parties.

Operating Expenses:

Operating expenses for the second quarter of 2015 increased by $10 thousand to $8.41 million from $8.40 million in the second quarter of 2014. The increase is attributable mainly to increases in payroll related expense ($97 thousand), casualty related expense ($105 thousand), car hire expense ($299 thousand), and track usage fees ($168 thousand). These increases were offset in part by decreases in purchased services ($388 thousand), repairs and maintenance expense ($173 thousand), and other expenses ($128 thousand) due to less bad debt expense related to the plant closure of a customer. The decrease in purchased services and track and signal materials expense was attributable to less work performed by the Company’s Maintenance of Way department for various state agencies. The decrease in recovered costs relates to the same reason.

Provision for Income Taxes:

The income tax provision for the three month period ended June 30, 2015 and 2014 is equal to approximately 36% and 49% respectively of pre-tax income. The income tax rate for 2015 represents the effective tax benefit which the Company expects. The income tax rate for 2014 represents the effective tax benefit after giving effect for a decrease in the Company’s valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

During the six months ended June 30, 2015, the Company generated $2.4 million of cash from operating activities, and the Company used $1.1 million in investing activities and $360 thousand in financing activities.

On July 29, 2015, the Company declared a quarterly dividend of approximately $193 thousand ($.04 per common share) to be paid on August 26, 2015. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

The Company has a revolving line of credit facility in the amount of $5 million from a commercial bank. At June 30, 2015, no amounts were outstanding. The Company entered into a term loan agreement with its commercial bank for $5 million. The Company anticipates initial drawdowns during the third quarter of 2015.

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

PART II – Other Information

Item 5 -	Other information

None.

Item 6-	Exhibits

31.1	Rule 13a-14(a) Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chairman of the Board and Chief Executive Officer and Treasurer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2015, filed with the Securities and Exchange Commission on August 12, 2015, formatted in eXtensible Business Reporting Language:

(i) Balance Sheets as of June 30, 2015 and December 31, 2014

(ii) Statements of Operations for the Three and Six Months ended June 30, 2015 and 2014

(iii) Statements of Cash Flows for the Six Months ended June 30, 2015 and 2014

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

DATED: August 12, 2015