Form 10-Q
period 2015-09-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2015-11-12
CIK 831968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 1, 2015, the registrant had 4,862,733 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

Part I – Financial Information

Item 1.  Financial Statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED BALANCE SHEETS

(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$4,452	$6,414
Accounts receivable, net of allowance for doubtful accounts of $160 in 2015 and 2014	5,164	5,007
Materials and supplies	1,385	1,067
Prepaid expenses and other current assets	938	634
Deferred income taxes	399	399
Total Current Assets	$12,338	$13,521
Property and Equipment, net	88,080	85,955
Land Held for Development	12,457	12,457
Total Assets	$112,875	$111,933

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,952	$3,872
Current portion of deferred grant and other income	319	230
Accrued expenses	1,755	1,810
Total Current Liabilities	$7,026	$5,912
Deferred Income Taxes	13,851	13,623
Deferred Grant and Other Revenue	12,638	12,986
Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2015 and 2014	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,862,693 shares in 2015 and 4,859,871 shares in 2014	2,431	2,430
Additional paid-in capital	38,034	37,891
Retained earnings	38,863	39,059
Total Shareholders’ Equity	79,360	79,412
Total Liabilities and Shareholders’ Equity	$112,875	$111,933

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Operating Revenues	$9,449	$8,967	$26,227	$24,992

Operating Expenses:
Maintenance of way and structures	1,243	1,597	4,004	4,274
Maintenance of equipment	977	989	2,684	2,949
Transportation	2,731	2,841	8,182	7,960
General and administrative	1,190	1,038	3,680	3,700
Depreciation	892	894	2,648	2,682
Taxes, other than income taxes	787	668	2,351	2,024
Car hire, net	440	290	1,348	743
Employee retirement plans	56	57	170	171
Track usage fees	442	79	661	194

Total Operating Expenses	8,758	8,453	25,728	24,697
Operating Income before Interest and Income Taxes	691	514	499	295
Other income	23	441	133	568
Income from operations prior to income taxes	714	955	632	863
Provision for Income Taxes	252	502	241	462

Net Income	462	453	391	401

Preferred Stock Dividends	—	—	3	3

Net Income Attributable to Common Shareholders	$462	$453	$388	$398

Net Income Per Common Share
Basic	$.10	$.09	$.08	$.08
Diluted	$.09	$.09	$.08	$.08
Weighted-Average Common Shares Outstanding:
For basic	4,861,697	4,857,083	4,860,820	4,853,985
For diluted	4,932,782	4,931,235	4,934,247	4,929,059

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$391	$401
Adjustments to reconcile the net income to cash flows from operating activities:
Depreciation	2,648	2,682
Gain on sale of equipment	-	(538)
Amortization of deferred grant and other income	(612)	(724)
Proceeds from deferred grant and other income	353	701
Provision for deferred income taxes	228	293
Share-based compensation	96	114
Increase (decrease) in cash from:
Accounts receivable	(157)	(1,106)
Materials and supplies	(318)	289
Prepaid expenses and other current assets	(304)	(347)
Accounts payable and accrued expenses	841	553
Net cash flows from operating activities	3,166	2,318

Cash flows from Investing Activities:
Purchase of property and equipment	(4,589)	(3,246)
Proceeds from sale of property, equipment and easements	-	952
Net cash flows used in investing activities	(4,589)	(2,294)

Cash Flows from Financing Activities:
Dividends paid	(587)	(586)
Issuance of common shares for stock options exercised and employee stock purchases	48	110
Net cash flows used in financing activities	(539)	(476)

Decrease in Cash and Cash Equivalents	(1,962)	(452)
Cash and Cash Equivalents, Beginning of Period	6,414	2,614
Cash and Cash Equivalents, End of Period	$4,452	$2,162
Supplemental Disclosures:

Cash paid for income taxes	$508	$139
Property and equipment included in accounts payable	$184	$304

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

1.

In the opinion of management, the accompanying interim financial statements of Providence and Worcester Railroad Company (the “Company”) contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2014, the results of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014 in accordance with accounting principles generally accepted in the United States. The accompanying condensed balance sheet as of December 31, 2014 has been derived from audited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. Results for interim periods may not necessarily be indicative of the results to be expected for the full year.

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

3.	Changes in Shareholders’ Equity:

			Additional		Total
	Preferred	Common	Paid-in	Retained	Shareholders’
	Stock	Stock	Capital	Earnings	Equity
Balance December 31, 2014	$32	$2,430	$37,891	$39,059	$79,412
Issuance of 2,851 common shares for stock options exercised, employee stock purchases and employee stock awards		1	47		48
Share-based compensation, options granted			96		96
Dividends:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.12 per share				(584)	(584)
Net income for the period				391	391
Balance September 30, 2015	$32	$2,431	$38,034	$38,863	$79,360

4.	Debt:

The Company has a revolving line of credit facility in the amount of $5,000 from a commercial bank expiring on June 25, 2017. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate ("LIBOR") with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. It is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. At September 30, 2015 and December 31, 2014, no amounts were outstanding.

The Company entered into a loan agreement with its commercial bank for $5,000 for the rehabilitation of four and the replacement of one main line bridges. The loan requires interest only for twelve months (until May 2016), whereupon it converts to a ten year term loan with payments based upon a twenty year amortization. The loan will bear interest at 4.11% per

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

annum for the life of the loan. The loan is unsecured and is subject to certain financial and non-financial covenants. In October 2015, the Company drew down $1,000.

5.	Income per Common Share:

Basic income per common share is computed using the weighted-average number of common shares outstanding during each period.  Diluted income per common share reflects the effect of the Company’s outstanding convertible preferred stock and stock options except where such items would be antidilutive.

A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Weighted-average shares for basic	4,861,697	4,857,083	4,860,820	4,853,985
Dilutive effect of convertible preferred stock and stock options	71,085	74,152	73,427	75,074

Weighted-average shares for diluted	4,932,782	4,931,235	4,934,247	4,929,059

Options to purchase 66,330 and 60,838 shares of common stock were outstanding at September 30, 2015 and 2014, respectively. For the three month periods ended September 30, 2015 and 2014, 7,085 and 10,152 of outstanding options to purchase common shares were included, respectively, in the computation of diluted earnings per share (EPS). For the nine month period ended September 30, 2015 and 2014, 9,427 and 11,074 of outstanding options to purchase common stock were included in the computation of diluted earnings per share (EPS).

Shares of preferred stock convertible into 64,000 shares of common stock were outstanding for the three and nine-month periods ended September 30, 2015 and 2014. For the three and nine-month periods ended September 30, 2015 and 2014, the 64,000 shares were included in the calculation of diluted earnings per share.

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

In connection with the EPA claim described above, the two parties who have committed to conduct the RI/FS at the Site filed a complaint in the U.S. District Court of Rhode Island against the Company, in an action entitled CCL Custom Manufacturing, Inc. v. Arkwright Incorporated, et al (consolidated with Unilever Bestfoods v. American Steel & Aluminum Corp. et al), C.A. No. 01-496/L, on December 18, 2002.  The Company was one of about sixty parties named by Plaintiffs, in this suit, to recover

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

response costs incurred in investigating and responding to the releases of hazardous substances at the Site.  Plaintiffs alleged that the Company is liable under 42 U.S.C. § 961(a)(3) of CERCLA as an “arranger” or “generator” of waste that ended up at the Site.  The Company entered into a Generator Cooperation Agreement with other defendants to allocate costs in responding to this suit, and to share technical costs and information in evaluating the Plaintiffs’ claims.  Although the Company does not believe it generated any waste that ended up at this Site, or that its activities caused contamination at the Site, the Company paid $45 to settle this suit in March 2006. This settlement covered investigation costs; not cleanup costs.

The Government has now selected a remedy for the Site and has indicated that it will negotiate with all of the PRPs at the site to take over and or pay for the cleanup. As it did before, the Company responded to EPA stating that it is interested in cooperating with EPA but that it does not believe it has engaged in any activities that caused contamination at the Site.  The Company believes that none of its activities caused contamination at the Site, and will contest this claim by EPA and therefore no liability has been accrued for this matter.

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

Pursuant to the Agreement, the Company received a credit for mileage travelled along the Northeast Corridor.  The Company recognized the expense offset relative to Track Usage Fees as the expenses were incurred.  As such, the Company did not record any related assets or liabilities relative to the mileage credit at the date of the settlement.  The Company has recorded the following offsets to Track Usage expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Mileage credit available	$-	$905	$418	$1,200
Utilized	-	199	418	494
Mileage credit remaining	$-	$706	$-	$706

           No credits remained outstanding as of September 30, 2015.

8.	Open-Top Hoppers

During 2014, the Company entered into an agreement with an unrelated third party for the disposal of 126 open-top hopper cars (the “cars”). The Agreement called for the cars to be disposed of over a period of time. The disposal was completed by September 30, 2014 and the Company received proceeds of approximately $952 for the disposal of the cars, resulting in a gain of $538, which is included in other income in the Statement of Operations for the nine months ended September 30, 2014.

9.	Subsequent event and dividends:

On October 28, 2015, the Company declared a dividend of $.04 per share on its outstanding common stock payable November 25, 2015 to shareholders of record as of November 11, 2015.

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

The Company’s significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report on Form 10‑K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates.  We continue to monitor our accounting policies to ensure proper application of current rules and regulations.  There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and during the first nine months of 2015.

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

In particular, our business might be affected by uncertainties affecting the railroad and transportation industry generally as well as the following, among other factors:

•	general economic, financial and political conditions, including downturns affecting the railroad industry and credit markets;
•	our relationships with Class I railroads and other carriers;
•	legislative and regulatory developments by the Surface Transportation Board, Railroad Retirement Board or the Federal Railroad Administration;
•	our ability to comply with financial and non-financial covenants contained in our revolving line of credit and term debt;
•	limitations and restrictions on the operation of our business contained in the documents governing our indebtedness;
•	increases in transportation costs, including fuel prices, which in some instances may not be passed on to customers;
•	competitive pressures, including changes in competitors’ pricing;
•	our ability to generate cash flows to invest in the operation of our business; and
•	our dependence upon our key customers, executives and other key employees and our ability to renegotiate our union contracts.

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

Results of Operations

The following table sets forth the Company’s operating revenues, exclusive of rental operating revenues of $188 and $197 during the three months ended September 30, 2015 and 2014, respectively, and $534 and $535 during the nine months ended September 30, 2015 and 2014, respectively, by category in dollars and as a percentage of operating revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(In thousands, except percentages)
Freight Revenues:
Conventional carloads	$8,417	90.9%	$8,054	91.8%	$23,398	91.1%	$22,017	90.0%
Containers	357	3.9	401	4.6	976	3.8	1,150	4.7
Other freight related	217	2.3	117	1.3	630	2.4	443	1.8
Other Operating Revenues	270	2.9	198	2.3	689	2.7	847	3.5
Total	$9,261	100.0%	$8,770	100.0%	$25,693	100.0%	$24,457	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues, exclusive of rental operating revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(In thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$4,111	44.4%	$3,981	45.4%	$12,149	47.3%	$11,807	48.3%
Casualties and insurance	423	4.6	446	5.1	1,323	5.1	1,148	4.7
Depreciation	891	9.6	894	10.2	2,648	10.3	2,682	11.0
Diesel fuel	702	7.6	849	9.7	2,278	8.9	2,316	9.5
Car hire, net	440	4.8	290	3.3	1,348	5.2	743	3.0
Purchased services, including legal and professional fees	824	8.8	753	8.6	1,995	7.8	2,304	9.4
Repair and maintenance of equipment	404	4.4	468	5.3	947	3.7	1,412	5.8
Track and signal materials	453	4.9	489	5.6	869	3.4	1,102	4.5
Track usage fees	442	4.8	285	3.2	1,079	4.2	716	2.9
Other materials and supplies	459	5.0	351	4.0	1,276	5.0	1,132	4.6
Other	612	6.5	456	5.2	2,118	8.2	1,900	7.8

Total	9,761	105.4	9,262	105.6	28,030	109.1	27,262	111.5
Less capitalized and recovered costs, including amounts relating to the Amtrak Agreement	1,003	10.8	809	9.2	2,302	9.0	2,565	10.5
Total	$8,758	94.6%	$8,453	96.4%	$25,728	100.1%	$24,697	101.0%

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating Revenues:

Operating revenues increased $1.2 million, or 4.9%, to $25.7 million in the nine months ended September 30, 2015 from $24.5 million in 2014.  This increase is the result of a $1.4 million (6.3%) increase in conventional freight revenues and a $187 thousand (42.2%) increase in other freight related revenues, offset by a $174 thousand (15.1%) decrease in container freight revenues and a $158 thousand (18.7%) decrease in other operating revenues.

The increase in conventional freight revenues results from a 12.6% increase in traffic volume, offset by a 5.6% decrease in the average revenue received per conventional carload, The Company’s conventional carload increased by 3,183 to 28,475 in the first nine months of 2015 from 25,292 in 2014.

The number of shipments of most commodities handled by the Company increased. The majority of the increase was attributable to shipments of automobiles, chemicals (including ethanol), and metal and construction products. This increase was offset, in part, by decreases in shipments of other commodities. The decrease in the average revenue received per conventional carload is due to a shift of the mix of commodities, the origin of the shipments, and decrease in fuel surcharge revenue.

The decrease in container freight revenues is mainly the result of a 13.4% decrease in traffic volume. Container traffic volume decreased by 2,147 containers to 13,917 containers in the first nine months of 2015 from 16,064 containers in 2014 as a result of more international freight being transloaded at the west coast ports to domestic containers, as well as some rate changes.

The increase in other freight-related revenues results from an increase in revenue from demurrage, switching, and other freight-related services while the decrease in other operating revenues reflects a decrease in maintenance department billings for services rendered to freight customers and other outside parties.

Operating Expenses:

Operating expenses for the nine-month period ended September 30, 2015 increased by $1.0 million, or 4.0%, to $25.7 million from $24.7 million for the nine-month period ended September 30, 2014. Increases in operating expenses for the nine month period ended September 30, 2015 were attributable mainly to increases in payroll related expense ($342 thousand), casualty and insurance related expense ($175 thousand), car hire expense ($605 thousand), track usage fees ($363 thousand), other materials and supplies ($144 thousand), and other expense ($218 thousand), offset by decreases in purchased services ($309 thousand), repairs and maintenance fees ($465 thousand), and track and signal materials expense ($233 thousand). The decreases in purchased services and track and signal materials expense was partly attributable to projects performed by the Company’s Maintenance of Way department for various state agencies. The decrease in recovered costs relates to these same projects.

Provision for Income Taxes (Benefit):

The income tax for the nine months ended September 30, 2015 and 2014 is equal to 38% and 54%, respectively, of the pre-tax income. The income tax rate for 2015 represents the effective tax rate which the Company expects plus an adjustment for an increase in the Company’s valuation allowance. The income tax rate for 2014 represents the effective tax benefit after giving effect for a decrease in the Company’s valuation allowance against its deferred tax assets.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating Revenues:

Operating revenues increased $0.5 million, or 5.7%, to $9.3 million in the third quarter of 2015 from $8.8 million in the third quarter of 2014. The increase is the result of a $363 thousand (4.5%) increase in conventional freight revenues, a $100 thousand (85.5%) increase in other freight related revenue, and a $72 thousand (36.4%) increase in other operating revenues, offset by a $44 thousand (11.0%) decrease in container freight revenues.

The increase in conventional freight revenues results from a 10.2% increase in traffic volume, offset by a 5.1% decrease in the average revenue received per conventional carload, The Company’s conventional carload increased by 984 to 10,659 in the third quarter of 2015 from 9,675 in the third quarter of 2014.

The decrease in container freight revenues is mainly the result of an 8.7% decrease in traffic volume. Container traffic volume decreased by 486 containers to 5,131 containers in the third quarter of 2015 from 5,617 in the third quarter of 2014 as a result of more international freight being transloaded at the west coast ports to domestic containers, as well as some rate changes.

The increase in other freight-related revenues results from an increase in revenue from demurrage, switching, and other freight-related services while the increase in other operating revenues reflects an increase in maintenance department billings for services rendered to freight customers and other outside parties.

Operating Expenses:

Operating expenses for the three-month period ended September 30, 2015 increased by $300 thousand, or 3.5%, to $8.8 million from $8.5 million for the three-month period ended September 30, 2014. Increases in operating expenses for the three month period ended September 30, 2015 were attributable mainly to increases in payroll related expense ($130 thousand), car hire expense ($150 thousand), track usage fees ($157 thousand), and other expense ($156 thousand), offset by decreases in diesel fuel expense ($147 thousand), repairs and maintenance expense ($64 thousand), and track and signal materials expense ($36 thousand). The increase in recovered costs was attributable to projects performed by the Company’s Maintenance of Way department for various state agencies.

Provision for Income Taxes:

The income tax provision for the third quarter of 2015 and 2014 is equal to 35% and 53%, respectively, of pre-tax income. The income tax rate for 2015 represents the effective tax rate which the Company expects without a change. The income tax rate for 2014 represents the effective tax benefit after giving effect for a decrease in the Company’s valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

During the nine months ended September 30, 2015, the Company generated $3.2 million of cash from operating activities and used $4.6 million in investing activities and $539 thousand in financing activities.

On October 28, 2015, the Company declared a quarterly dividend of approximately $193 thousand ($.04 per common share) to be paid on November 25, 2015.  The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events.

The Company has a revolving line of credit facility in the amount of $5 million from a commercial bank expiring on June 25, 2017. At September 30, 2015, no amounts were outstanding.

In October, the Company drew down $1.0 million on its term loan facility, leaving $4.0 million to be drawn down.

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
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2015, filed with the Securities and Exchange Commission on November 12, 2015, formatted in eXtensible Business Reporting Language:

(i)	Balance Sheets as of September 30, 2015 and December 31, 2014;
(ii)	Statements of Operations for the Three and Nine Months ended September 30, 2015 and 2014;
(iii)	Statements of Cash Flows for the Nine Months ended September 30, 2015 and 2014; and
(iv)	Notes to Financial Statements.

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

DATED:  November 12, 2015