Form 10-K
period 2015-12-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2016-03-21
CIK 831968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-16704

PROVIDENCE AND WORCESTER RAILROAD COMPANY

(Exact name of registrant as specified in its charter)

Rhode Island	05-0344399
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	Identification No.

75 Hammond Street, Worcester, Massachusetts	01610
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (508) 755-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Not Applicable	Not Applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2015, the aggregate market value of the common voting stock held by non-affiliates of the Registrant was $42,788,982 (For this purpose, all directors of the Registrant are considered affiliates.)

As of February 29, 2016, the Registrant had 4,864,688 shares of Common Stock outstanding.

Documents Incorporated by Reference -

Portions of the Registrant’s Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on April 27, 2016, are incorporated by reference into Part III of this Form 10-K.

Exhibit Index - Page IV-1.

Providence and Worcester Railroad Company

FORM 10-K

For the Fiscal Year Ended December 31, 2015

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

The Company transports a wide variety of commodities for its customers, including automobiles, construction aggregates, iron and steel products, chemicals and plastics (including ethanol), lumber, scrap metals, plastic resins, cement, coal, construction and demolition debris, and processed foods and edible foodstuffs, such as corn syrup and vegetable oils. The Company’s customers include Exxon Mobil Corporation, Ford Motor Company, Frito-Lay, Inc., Global LLP, International Paper Company, Lehigh Cement, Cargill, Inc., Eversource Energy, Nucor Steel, Rawson Materials, Renewable Products Marketing Group, Subaru of New England, Tilcon Connecticut, Inc. and Toray Plastics (America), Inc. In 2015, P&W transported 38,813 carloads of freight and 17,422 intermodal containers. In addition, the Company generates income through the grants of easements, leases, and licenses to use portions of its property.  P&W’s connections to multiple Class I railroads (operating revenues in excess of $475.75 million under the AAR definition), either directly or through connections with other regional and short-line carriers, provide the Company with a competitive advantage by allowing it to offer various pricing and routing alternatives to its customers. In addition, the Company’s commitment to maintaining its track and equipment to high standards enables P&W to provide fast, reliable and efficient service.

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

One result of revitalization of the industry has been the growth of regional (as defined by the AAR; over 350 miles and annual revenue of at least $20 million or annual revenue of at least $40 million) and short-line railroads, fueled by Class I railroads’ divestiture of certain branch lines in order to focus on their long-haul core systems. Today, based on AAR’s most recent data available, there are more than 550 regional and short-line railroads operating in all of the 48 contiguous states comprising the continental United States plus Alaska. They account for about 31% of all rail track, employ about 10% of all rail workers and generate about 6% of all rail revenue.

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

Quonset/Davisville

The State of Rhode Island with assistance from the federal government is continuing redevelopment efforts on a 1,000 acre portion of the former naval facility at Quonset/Davisville for an active port and industrial park that houses a number of rail-oriented industries and an auto port.  Construction of a freight rail improvement project, providing additional track capacity and Phase 1 double-stack clearances on the Northeast Corridor between Quonset/Davisville and Boston Switch, the connection of the Northeast Corridor to the Company’s mainline at Central Falls, RI, was completed in October 2006. The Company is cleared to handle autoracks over all of its Class I (CSX, CN, CP, and NS) connections. The Company handled 4,483 autoracks in 2015 and 3,260 autoracks in 2014.

Port of Providence

Infrastructure improvements undertaken by the Port of Providence and the Company in 2003, including the installation of paving, lighting and “on dock” rail, have accommodated the Company’s movement of products to/from inland markets as well as movements of products to industries located in the Port of Providence.

The Company rehabilitated a substantial portion of its South Providence yard to facilitate handling unit trains of ethanol.  This commodity is being transported by rail throughout the country and is a component of the gasoline mix available at gasoline service stations throughout southern New England. The commodity is also being transported via barge out of Providence to coastal terminals and to foreign markets via vessel. During 2015 and 2014, the Company moved 3,106 and 3,228 carloads of ethanol, respectively.

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

In February 2012, the Company and NECR entered into a strategic alliance establishing service across the “Great Eastern Route.” The Great Eastern Route furnishes the Company with pricing authority for service with CN, through a haulage arrangement by which NECR provides haulage for the Company between East Alburg, VT and Willimantic, CT on certain contractually-agreed commodities.

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

By agreement with a private operator, the Company services an intermodal yard in Worcester, an area containing tracks used for the loading and unloading of containers. This yard is U.S. Customs-bonded, and international traffic must be inspected and approved by U.S. Customs officials. The intermodal yard serves primarily as a terminal for the movement of container traffic from Canada, the Far East, Southeast Asia and Europe destined for points in New England. Container ship lines utilize double-stack train service through this terminal.  In 2015, 17,422 containers were handled which represented a decrease of 3,292 containers over 2014. P&W continues to work with the terminal operator to develop relationships with steamship lines involved in international intermodal transportation. The Company and certain Class I railroads have entered into separate Intermodal Haulage Agreements with respect to international intermodal containers to and from certain ports.

Customers

The Company serves approximately 150 customers in Massachusetts, Rhode Island, Connecticut and New York. The Company’s ten (10) largest customers account for more than half of its operating revenues. One of the Company’s customers, which mines construction aggregates from two active quarries on the Company’s rail system and ships to locations in Connecticut and New York, accounted for more than 10% of the Company’s freight operating revenues in 2015 and 2014.

Markets

The Company transports a wide variety of commodities for its customers. In recent years, chemicals and plastics (including ethanol), and construction aggregates were the two largest commodity groups transported by the Company, constituting 39% and 21%, respectively, of conventional carload freight revenues in 2015. The following table summarizes the Company’s conventional carload freight revenues by commodity group as a percentage of such revenues:

Commodity	2015	2014
Automobiles	10%	8%
Chemicals and plastics (including ethanol)	39	38
Construction aggregates	21	20
Metal products	14	13
Food and agricultural products	5	5
Forest and paper products	8	10
Other	3	6
Total	100%	100%

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

Employees

As of December 31, 2015, the Company had 138 full-time employees, 109 of whom are represented by three railroad labor organizations that are national in scope. The Company’s non-management employees have been represented by the same unions since the Company commenced independent operations in 1973.

The Company’s initial agreement with the United Transportation Union (“UTU”), now known as Sheet Metal, Air, Rail and Transportation Workers (“SMART”), covering trainmen was unusual in the railroad industry since it provided the Company with discretion in determining crew sizes, eliminated craft distinctions and provided a guaranteed annual wage for a maximum number of hours worked. The Company’s collective bargaining agreements have been in effect since February 1973 for trainmen, since May 1974 for clerical employees and dispatchers and since June 1974 for maintenance employees. These contracts do not expire but are subject to renegotiation after the agreed-upon moratoria. The Company signed eight year agreements with the SMART/UTU (trainmen) in October 2005, the Transportation Communications International Union (“TCU”) (clerical) in August 2006 and the Brotherhood of Railroad Signalmen (“BRS”) (maintenance) in July 2007, retroactive to prior periods. The Company considers its employee and labor relations to be good.  The Company’s moratoria period with TCU extends to 2020. The Company is in contract negotiations with SMART/UTU and BRS.

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

Rolling Stock

The following schedule sets forth the rolling stock owned and leased by the Company as of December 31, 2015:

Description	Owned	Leased
Locomotive	27	5
Automobile Carrying Railcars	—	276
Gondola, including High-sided Gondolas	5	60
Open-Top Hopper	85	—
Flat Car	5	—
Ballast Car	28	—
Passenger Equipment	7	—
Caboose	2	—
Total	159	341

The 27 diesel electric locomotives, which include nine pre-owned 3,900 horsepower GE B39‑8 locomotives acquired in 2002 and 2003, four pre-owned GE B40-8 locomotives acquired in 2004 and 2005, three pre-owned GE B40-8W locomotives acquired in 2010 and two SD70M-2 in 2015, are used on a daily basis, are maintained to a high standard, comply with all FRA and AAR rules and regulations and are adequate for the needs of the Company’s freight operations.  The Company leases three SD-60 locomotives from GATX Corporation. The initial lease for two SD-60 locomotives commenced in 2011 and expired during 2014.  The Company extended the lease prior to its expiration and added a third SD-60 locomotive to the lease.  The extended lease expires October 2017.  Additionally in May 2014, the Company and an unrelated third party entered into a lease agreement for two SD40-2 locomotives.  The lease expires in May 2018.

In July, 2015, the Company acquired two (2) SD70M-2 locomotives from an unrelated party for $1,610.

The gondolas are considered modern rail cars and are used in track maintenance and by certain P&W customers. The flat and ballast cars are used in track maintenance and, very occasionally, by certain P&W customers. The open-top hopper cars are used to support the Company’s limestone and other traffic. Other rail freight customers use their own freight cars or obtain such equipment from other sources. The passenger equipment and cabooses are not utilized in P&W’s rail freight operations but are used on an occasional basis for Company functions, excursions and paid charter trips.

In January 2008, simultaneous with the purchase by GATX Corporation of 239,523 shares of common stock of the Company for the purchase price of $5,509,029 ($23.00/share), the Company and GATX entered into various agreements including an Exclusive Railcar Supply Agreement (the “ERSA”) for a term of five (5) years to renew automatically for successive one-year periods unless earlier terminated by either party.  Under the ERSA, provided that market-competitive terms are furnished, GATX became the exclusive supplier of substantially all of P&W’s railcar needs.  Under other agreements between the parties entered into at the same time, the Company acquired 137 open-top hopper cars (during 2014, the Company disposed of 127 of the previously acquired open-top hopper cars), leased 72 mill gondolas (reduced to 52 during 2012), and leased 200 bi-level automobile carrying railcars. In addition, the Company leases an additional 76 tri-level automobile carrying railcars. In June 2014, the Company acquired from GATX 75 open-top hoppers, which were previously under lease on a per trip lease/storage arrangement. In 2014, the Company amended and extended a lease for three six-axle EMD SD-60’s for approximately $233 thousand per annum through October 2017. In 2014, the Company extended a lease/storage arrangement with GATX for 8 high-sided gondolas, pursuant to which the Company pays GATX for its sporadic use on a per trip basis only.

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

In addition to the litigation concerning the Superfund Site, the Company is a defendant in certain lawsuits related to its operations. The Company believes it has made adequate provisions for any expected liability that may result from the disposition of pending litigation. Litigation is subject to inherent uncertainty, however, and an unfavorable outcome on any matter could materially adversely affect the Company’s business.

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

	Common Stock
	Trading Prices		Dividends Paid
	High	Low	Preferred	Common
2014
First Quarter	$19.95	$17.00	$5.00	$0.04
Second Quarter	19.45	17.30	–0–	0.04
Third Quarter	18.50	17.04	–0–	0.04
Fourth Quarter	20.00	16.70	–0–	0.04

2015
First Quarter	$19.64	$17.60	$5.00	$0.04
Second Quarter	18.97	17.25	–0–	0.04
Third Quarter	17.75	15.20	–0–	0.04
Fourth Quarter	16.25	13.05	–0–	0.04

As of February 29, 2016, there were approximately 540 holders of record of the Company’s common stock and 8 holders of record of the Company’s Preferred Stock.

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

When comparing the Company’s results of operations from one year to another, the following factors should be taken into consideration. First, the Company has historically experienced fluctuations in operating revenues and expenses due to unpredictable events such as one‑time freight moves and customer plant expansions and shutdowns.  Second, the Company’s freight volumes are susceptible to increases and decreases due to changes in international, national and regional economic conditions. Third, the volume of capitalized track or recollectible projects performed by the Company’s Maintenance of Way department can vary significantly from year to year, thereby impacting total operating expenses. Fourth, diesel fuel comprises a significant portion of the Company’s operating costs. As fuel prices increase the Company attempts to recover these costs through surcharges and increased fees; however, the Company’s profitability can be impacted by increases or decreases in fuel prices.

The Company also generates other income through sales of properties, grants of easements and licenses. Other income or loss from the sale, condemnation, disposal of property and equipment and grants of easements and rights to use portions of its property is recorded at the time the transaction is consummated and collectability is assured. Other income varies significantly from year to year.

One of the Company’s customers, which mines construction aggregates from two active quarries on the Company’s rail system and ships to destinations in Connecticut and New York, accounted for more than 10% of the Company’s freight operating revenues in 2015 and 2014. The Company does not believe that the customer will cease to be a rail shipper in the foreseeable future. The Company does not control the quantities this company ships by rail.

Results of Operations

The following table sets forth the Company’s operating revenues, exclusive of rental revenues of $717 thousand and $715 thousand in 2015 and 2014, respectively, by category in dollars and as a percentage of operating revenues:

	Years Ended December 31,
	2015		2014
	'(In thousands, except percentages)
Freight Revenues:
Conventional carloads	$31,759	90.5%	$30,205	89.9%
Containers	1,217	3.5	1,479	4.4
Other freight related	977	2.8	830	2.5
Other Operating Revenues	1,127	3.2	1,089	3.2
Total	$35,080	100.0%	$33,603	100.0%

The following table sets forth conventional carload freight revenues by commodity group in dollars and as a percentage of such revenues:

	Years Ended December 31,
	2015		2014
	(in thousands, except percentages)
Automobiles	$3,016	9.5%	$2,310	7.6%
Chemicals and plastics (including ethanol)	12,330	38.8	11,404	37.8
Construction aggregates	6,613	20.8	6,195	20.5
Metal products	4,539	14.3	3,838	12.7
Food and agricultural products	1,716	5.4	1,705	5.6
Forest and paper products	2,424	7.7	2,979	9.9
Other	1,121	3.5	1,774	5.9
Total	$31,759	100.0%	$30,205	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues, exclusive of rental revenues:

	Years Ended December 31,
	2015		2014
	(In thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$16,212	46.2%	$15,863	47.2%
Casualties and insurance	1,569	4.5	1,401	4.2
Depreciation	3,689	10.5	3,456	10.3
Diesel fuel	2,945	8.4	3,236	9.6
Car hire, net	1,671	4.8	1,098	3.3
Purchased services, including legal and professional fees	2,831	8.1	3,163	9.4
Repair and maintenance of equipment	1,581	4.5	1,852	5.5
Track and signal materials	1,045	3.0	1,224	3.6
Track usage fees	1,563	4.4	1,180	3.5
Other materials and supplies	1,899	5.4	1,564	4.7
Other	2,695	7.7	2,616	7.8

Total	37,700	107.5	36,653	109.1
Less capitalized and recovered costs, including amounts relating to the Amtrak Agreement[1]	4,489	12.8	5,496	16.4
Total	$33,211	94.7%	$31,157	92.7%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Operating Revenues, exclusive of rental revenues, increased $1.5 million, or 4.5%, to $35.1 million in 2015 from $33.6 million in 2014. This increase is the net result of a $1.6 million (5.1%) increase in conventional freight revenues, a $147 thousand (17.7%) increase in other freight-related revenues, a $38 thousand (3.5%) increase in other operating revenues, and a $262 thousand (17.7%) decrease in container freight revenues.

The increase in conventional freight revenues is attributable to a 10.3% increase in traffic volume, offset by a 4.6% decrease in the average revenue received per carload. In 2015, the Company’s conventional carloads increased by 3,617 to 38,813 from 35,196 in 2014. Shipments of automobiles and metal products during the year ended December 31, 2015 increased by approximately 1.9% and 1.6%, respectively, to 9.5% and 14.3%, respectively, of total conventional carload freight revenue from 7.6% and 12.7%, respectively, from 2014 while shipments of other commodities remained constant over prior year levels. The decrease in the average revenue received per conventional carload is due to a shift of the mix of commodities, the origin of the shipments, and decrease in fuel surcharge revenue.

The decrease in container freight revenues is mainly the result of a 15.9% decreased traffic volume. Container volume decreased by 3,292 containers to 17,422 in 2015 from 20,714 in 2014. The decrease in container traffic is primarily a result of more international freight being transloaded at the west coast ports to domestic containers.

The increase in other freight-related revenues results from an increase in revenue from demurrage, switching, and other freight-related services while the increase in other operating revenues reflects an increase in maintenance department billings for services rendered to freight customers and other outside parties.

Other Income

Other income decreased by $431 thousand to $75 thousand in 2015 from $506 thousand in 2014. The decrease is attributable to gains from the sale and disposal of property and equipment in 2014.

Operating Expenses

Operating expenses increased by $2.0 million, or 6.4%, to $33.2 million in 2015 from $31.2 million in 2014. The increase in operating expenses in 2015 was attributable mainly to increases in payroll related expense ($349 thousand), casualties and insurance expense ($168 thousand), depreciation expense ($233 thousand), car hire expense ($573 thousand), track usage fees ($383 thousand), and other materials and supplies ($335 thousand). These increases were partially offset by decreases in diesel fuel ($291 thousand), purchased services ($332 thousand), repairs and maintenance of equipment ($271 thousand), and track and signal materials expense ($179 thousand). The decrease in purchased services and in track and signal materials expense were attributable to projects performed by the Company’s Maintenance of Way department for various state agencies. The decrease in recovered costs also relates to these same projects.

The Company utilized $418 and $801 thousand of the track usage fee offsets obtained via the Amtrak Agreement in 2015 and 2014, respectively. No credits remained outstanding as of December 31, 2015.

Provision for Income Taxes

The Company’s income tax provision for 2015 was $831 thousand. This amount approximates the Company’s expected tax rate plus a decrease in the Company’s valuation allowance against its deferred tax assets of $216 thousand (8% of the total effective tax rate). The Company’s income tax provision for 2014 was $496 thousand. This amount approximates the Company’s expected tax rate plus a decrease in the Company’s valuation allowance against its deferred tax assets of $852 thousand (23% of the total effective tax rate).

Liquidity and Capital Resources

During 2015 and 2014, the Company generated $4.7 million and $7.5 million, respectively, of cash from operating activities.

During 2015, the Company’s cash flows used in investing activities were $6.3 million. The Company’s expenditures for track structure replacement net of grants for the past two years were:

Net Expenditures for Track Structure Replacements
December 31,	(In Thousands)
2015	$2,635
2014	$2,473

Substantially the entire mainline track owned by the Company meets FRA Class 3 standards, and the Company intends to continue to maintain this track at this level. The Company expended $2.6 million and $2.5 million for additions and improvements to its track structure in 2015 and 2014, respectively. The Company expects that on average it will continue to spend between $2 million and $3 million per year for capitalized track improvements adjusted annually for inflation. Improvements to the Company’s track structure are made, for the most part, by the Company’s Maintenance of Way Department personnel. The Company expended an additional $1.7 million during 2015 to rehabilitate four bridges. The Company anticipates spending an additional $1.5 million to replace one bridge during the spring of 2016. Once the rehabilitation and replacement are complete, the Company will have the ability to haul freight with a lading of 286,000 pounds on its main line from Worcester, MA to Davisville/Providence RI. Additionally, the Company anticipates constructing additional track within Cedar Hill yard, New Haven, CT for $750 thousand. By April 2016, the Company anticipates drawing down the remaining $4 million under its term loan agreement.

The Company’s revolving credit line expires June 2017. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate ("LIBOR") with a LIBOR floor of one and one-quarter percent.. The Company pays no commitment fee on this line and has no compensating balance requirements. The Company had no amounts outstanding under the line of credit as of December 31, 2015.

During 2015, the Company generated $1.5 million of cash from financing activities. For 2015, the primary components of cash flows from financing activities were $1.2 million proceeds from deferred grant and other income, $1.0 million drawdown of long term debt, partially offset by $781 thousand for the payment of dividends.

In 2015, the Company paid dividends in the amount of $5 per share, aggregating $3.2 thousand, on its outstanding noncumulative preferred stock and $0.16 per share, aggregating $778 thousand, on its outstanding common stock.  In January 2016, the Company declared a preferred stock dividend of $5 per share ($3.2 thousand) and a $.04 dividend per common share ($193 thousand). Continued payment of such dividends is contingent upon the Company’s continuing to have the necessary financial resources.

Diesel fuel comprises a significant portion of the Company’s operating costs. The Company’s profitability can be adversely impacted by fluctuation in fuel prices. Volatility in energy prices could have an effect on a variety of items including, but not limited to: the economy; demand for transportation services; business related to the energy sector, including crude and natural gas; fuel prices; and fuel surcharges. Any of these items could have a significant impact on our financial position, results of operations, or liquidity in a particular year or quarter.

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

Pursuant to permits issued by the United States Department of the Army Corps of Engineers and the Rhode Island Coastal Resources Management Council, the Company created 33 acres of waterfront land in East Providence, Rhode Island (“South Quay”) investing nearly $12 million in its development. The permits for the property, which have been extended to December 2019 and December 2016, respectively, also allow for construction of a dock along the west face of the South Quay.  The property is adjacent to a 12 acre site, also owned by the Company.

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Providence and Worcester Railroad Company

Worcester, Massachusetts

We have audited the accompanying balance sheets of Providence and Worcester Railroad Company (the “Company”) as of December 31, 2015 and 2014, and the related statements of income, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Providence and Worcester Railroad Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stowe & Degon LLC

Westborough, Massachusetts

March 21, 2016

PROVIDENCE AND WORCESTER RAILROAD COMPANY

BALANCE SHEETS

(Dollars in Thousands Except Per Share Amounts)

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$6,281	$6,414
Accounts receivable, net of allowance for doubtful accounts of $160 in 2015 and 2014	4,977	5,007
Materials and supplies	911	1,067
Prepaid expenses and other current assets	621	634
Deferred income taxes	—	399
Total Current Assets	12,790	13,521
Property and Equipment, net	88,910	85,955
Land Held for Development	12,457	12,457
Total Assets	$114,157	$111,933

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,251	$3,872
Current portion of long-term debt	20	—
Current portion of deferred grant and other income	319	230
Accrued expenses	1,653	1,810
Total Current Liabilities	6,243	5,912
Long-Term Debt, net of current portion	980	—
Deferred Income Taxes	13,602	13,623
Deferred Grant and Other Revenue	12,714	12,986
Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2015 and 2014	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,862,693 shares in 2015 and 4,859,871 shares in 2014	2,432	2,430
Additional paid-in capital	38,050	37,891
Retained earnings	40,104	39,059
Total Shareholders’ Equity	80,618	79,412
Total Liabilities and Shareholders’ Equity	$114,157	$111,933

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)

	Years Ended
	December 31,
	2015	2014

Operating Revenues	$35,797	$34,318

Operating Expenses:
Maintenance of way and structures	3,749	3,424
Maintenance of equipment	4,038	3,975
Transportation	10,684	10,871
General and administrative	5,016	4,984
Depreciation	3,689	3,456
Taxes, other than income taxes	2,994	2,744
Car hire, net	1,671	1,098
Employee retirement plans	225	227
Track usage fees	1,145	378

Total Operating Expenses	33,211	31,157
Operating Income before Interest and Income Taxes	2,586	3,161
Other income	75	506
Interest Expense	4	—
Income from operations prior to income taxes	2,657	3,667
Provision for Income Taxes	831	496

Net Income	1,826	3,171

Preferred Stock Dividends	3	3

Net Income Attributable to Common Shareholders	$1,823	$3,168

Net Income Per Common Share
Basic	$.38	$.65
Diluted	$.37	$.64
Weighted-Average Common Shares Outstanding:
For basic	4,861	4,855
For diluted	4,933	4,930

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands Except Per Share Amounts)

	Years Ended December 31, 2015 and 2014
			Additional		Total
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Shareholders’ Equity
Balance January 1, 2014	$32	$2,425	$37,635	$36,670	$76,762
Issuance of 9,857 common shares for stock options exercised, employee stock purchases, and other		5	142		147
Share based compensation – options granted			114		114
Dividends paid:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.16 per share				(779)	(779)
Net income				3,171	3,171
Balance, December 31, 2014	$32	$2,430	$37,891	$39,059	$79,412
Issuance of 4,817 common shares for stock options exercised, employee stock purchases, and other		2	74		76
Share based compensation – options granted			85		85
Dividends paid:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.16 per share				(778)	(778)
Net income				1,826	1,826
Balance, December 31, 2015	$32	$2,432	$38,050	$40,104	$80,618

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$1,826	$3,171
Adjustments to reconcile the net income to cash flows from operating activities:
Depreciation	3,689	3,456
Amortization of deferred grant and other income	(659)	(632)
Gain on sale of equipment	(42)	(498)
Deferred grant and other income	—	52
Deferred income taxes	378	(61)
Share-based compensation	85	114
Increase (decrease) in cash from:
Accounts receivable	(692)	1,552
Materials and supplies	156	241
Prepaid expenses and other current assets	13	(126)
Accounts payable and accrued expenses	(35)	260
Net cash flows from operating activities	4,719	7,529

Cash flows from Investing Activities:
Purchase of property and equipment	(6,360)	(4,624)
Proceeds from sale of property, equipment and easements	15	1,282
Net cash flows used in investing activities	(6,345)	(3,342)

Cash Flows from Financing Activities:
Proceeds from long-term debt	1,000	—
Dividends paid	(781)	(782)
Issuance of common shares for stock options exercised and employee stock purchases	76	147
Proceeds from deferred grant income	1,198	248
Net cash flows from (used in) financing activities	1,493	(387)

(Decrease) increase in Cash and Cash Equivalents	(133)	3,800
Cash and Cash Equivalents, Beginning of Period	6,414	2,614
Cash and Cash Equivalents, End of Period	$6,281	$6,414

Supplemental Disclosures:
Cash paid for income taxes	$533	$306
Deferred grant income in accounts receivable	$110	$832
Property and equipment included in accounts payable	$257	$—

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014

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

YEARS ENDED DECEMBER 31, 2015, 2014

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

Fair Value

The Company believes that the fair values of its financial instruments, including cash, receivables and payables, approximate their respective book values because of their short-term nature. Upon review of current market conditions and other factors, the Company believes that the fair value of the long term debt approximates its book value. The fair values described herein were determined using significant other observable inputs (Level 2) as defined by GAAP.

Deferred Grant and other revenue

The Company has availed itself of various federal and state programs administered by the states of Connecticut, Massachusetts and Rhode Island for reimbursement of expenditures for capital improvements. In order to receive reimbursement, the Company must submit requests for the projects, including cost estimates. The Company receives from 65% to 100% of the costs of such projects, which have included bridges, track structure and public improvements. To the extent that such grant proceeds are used to fund capital improvements to bridges and track structure, they are recorded as deferred grant income ($399 in 2015 and $1,080 in 2014) and amortized into operating revenues on a straight-line basis over the estimated useful lives of the related improvements.

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

The Company’s ten (10) largest customers account for more than half of its operating revenues. One of the Company’s customers, which mines construction aggregates from two active quarries on the Company’s rail system and ships to locations in

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014

(Dollars in Thousands Except Per Share Amounts)

Connecticut and New York, accounted for more than 10% of the Company’s freight operating revenues in 2015 and 2014.  The Company does not believe that these customers will cease to be rail shippers in the foreseeable future; however, the Company does not control the quantities these companies will ship by rail.

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

A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

	2015			2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings per Share
Net Income available to Common Shareholders	$1,823			$3,168
Basic Earnings per share	$1,823	4,861	$0.38	$3,168	4,855	$0.65

Diluted Earnings per Share
Net Income available to Common Shareholders	$1,823			$3,168
Preferred stock dividends	3			3
Effect of Dilutive Securities		72			75
Diluted Earnings per Share	$1,826	4,933	$0.37	$3,171	4,930	$0.64

Options to purchase 65,437 and 63,285 shares of common stock were outstanding at December 31, 2015 and 2014, respectively. Certain options were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and would be anti-dilutive. For 2015 and 2014, 8,133 and 11,445 shares, respectively, relating to the options were included in the calculation of diluted earnings per share. Shares of preferred stock convertible into 64,000 shares of common stock were outstanding during 2015 and 2014. For 2015 and 2014, these were included in the calculation of diluted earnings per share.

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014

(Dollars in Thousands Except Per Share Amounts)

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

Comprehensive Income

Comprehensive Income equals net income for 2015 and 2014.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which, effective for annual and interim reporting periods beginning after December 15, 2016, simplifies the presentation of deferred income taxes, requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Since early application is permitted, the new standard has been applied in the Company’s financial statements as of December 31, 2015. Prior periods were not retrospectively adjusted.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

The Company is currently evaluating the impact of our pending adoption of the new standard on our financial statements.

2.	Share-Based Compensation

In April 2015, the Company’s shareholders approved the Providence and Worcester Railroad Company 2015 Equity Incentive Plan (“Plan”), which replaced the Company’s non-qualified stock option plan (“SOP”). The awards below were issued under the SOP.  No awards were made under the Plan during 2015. In January 2016, 54,000 options and 70,500 restricted stock units (“RSU”) were awarded under the Plan. The option awards vest in accordance with the term of the option awards (mainly time vested over a 5 year period) and the RSU are performance based. Options issued but not exercised under the SOP totaling 43,931 remains outstanding until they are either exercised or expire.

The Company had a SOP covering all management personnel who have a minimum of one year of service with the Company and who are not holders of a majority of either its outstanding common stock or its outstanding preferred stock.  In addition, the

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014

(Dollars in Thousands Except Per Share Amounts)

Company’s outside directors are eligible to participate in the SOP. Options granted under the SOP, which are fully vested when granted, are exercisable over a ten year period at the closing market price for the Company’s common stock on the last business day of the year prior to the date the options are granted. The Company issues new common stock to satisfy stock options exercised.

The Company recognizes compensation expense for new stock option grants at fair value on the grant date, less estimated forfeitures. Stock-based employee compensation expense, net of income taxes, in the amounts of $85 and $73, has been charged against income in 2015 and 2014, respectively, for stock options granted. The Company’s policy is to estimate the fair market value of each option granted on the date of grant, the first business day in January of each year, using the Black-Scholes option pricing model, and to record the compensation expense in the year in which the grant was made. Management’s estimates requires the use of assumptions that are highly subjective including items such as the expected life of the option grants, the expected stock price volatility and the expected dividend payment rate. The expected life is based upon historical experience and is estimated for each grant.  The expected volatility is based upon a combination of historical and implied volatility. The expected dividend rate is based upon historical yields. The risk free rate is based upon on a zero-coupon U.S. Treasury rate at the time of grant with maturity dates that coincide with the expected life of the options.

Key assumptions used to apply the Black-Scholes option pricing model are set forth below:

	2015	2014
Average risk-free interest rate	1.64%	1.17%
Expected life of option grants	5.0 years	5.0 years
Expected volatility of underlying stock	72.55%	99.00%
Expected dividend payment rate, as a percentage of the share price on the date of grant	0.89%	0.82%
Weighted average grant date fair value	$10.20	$13.80

The following table summarizes the stock option activity under the Company’s plan:

		Weighted Average
	Number	Exercise	Fair
	Of Options	Price	Value
Outstanding and exercisable at December 31, 2013	67,082	$14.26
Granted	8,240	19.55	$13.80
Exercised	(6,709)	12.72
Expired	(5,328)	14.37
Outstanding and exercisable at December 31, 2014	63,285	$15.12
Granted	8,300	18.06	$10.20
Exercised	(1,119)	14.11
Expired	(5,029)	14.43
Outstanding and exercisable at December 31, 2015	65,437	$15.55

The total intrinsic value of options exercised for the years ended December 31, 2015 and 2014 totaled approximately $1 and $38, respectively, and cash proceeds from the exercise of stock options totaled approximately $16 and $85 for the years ended December 31, 2015 and 2014, respectively. The income tax benefits realized from the exercise of stock options were not material for the periods presented.

The aggregate intrinsic value of the stock options outstanding, based on the closing stock price of the Company’s common stock as of December 31, 2015 and 2014, totaled approximately $45 and $208, respectively. The weighted average of the remaining life was five years at December 31, 2015 and 2014.

Common Stock Awards

The Company has awarded certain of its employee’s common stock under stock award plans. During the years ended December 31, 2015 and 2014, the Company awarded 40 and 50 shares, respectively.  The compensation expense recorded for these awards was de minimus for 2015 and 2014.  Common stock awarded under such stock award plans vests immediately.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014

(Dollars in Thousands Except Per Share Amounts)

3.	Property and Equipment

Property and equipment consists of the following:

As of December 31, 2015	Cost	Accumulated Depreciation	Net Book Value
Property:
Land and land improvements	$11,474	$—	$11,474
Buildings and other structures	8,417	(4,227)	4,190
Track structures:
Rail and other track material	31,219	(8,110)	23,109
Ballast	5,935	(1,912)	4,023
Ties	51,605	(26,285)	25,320
Bridges & Trestles	10,709	(3,004)	7,705
Other	1,361	(971)	390
Total property	120,720	(44,509)	76,211
Equipment:
Office	453	(420)	33
Locomotives	14,473	(8,749)	5,724
Rail cars	2,707	(996)	1,711
Vehicles	2,930	(2,198)	732
Signals and crossing	1,180	(747)	433
Track	2,557	(1,532)	1,025
Other	4,555	(3,692)	863
Total equipment	28,855	(18,334)	10,521
Construction-in-process	2,178	—	2,178
Total Property and Equipment	$151,753	$(62,843)	$88,910

As of December 31, 2014	Cost	Accumulated Depreciation	Net Book Value
Property:
Land and land improvements	$11,474	$—	$11,474
Buildings and other structures	8,376	(4,081)	4,295
Track structures:
Rail and other track material	31,107	(7,614)	23,493
Ballast	5,922	(1,814)	4,108
Ties	51,297	(25,392)	25,905
Bridges & Trestles	8,996	(2,802)	6,194
Other	1,361	(953)	408
Total property	118,533	(42,656)	75,877
Equipment:
Office	459	(411)	48
Locomotives	12,262	(8,152)	4,110
Rail cars	2,707	(895)	1,812
Vehicles	2,952	(2,271)	681
Signals and crossing	1,111	(673)	438
Track	2,349	(1,502)	847
Other	4,690	(3,756)	934
Total equipment	26,530	(17,660)	8,870
Construction-in-process	1,208	—	1,208
Total Property and Equipment	$146,271	$(60,316)	$85,955

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014

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

In May 2012 the Company and CPI entered into a License Agreement licensing to CPI track facilities which may be installed in connection with a railcar-loading/unloading facility on the Company’s right-of-way in East Providence, Rhode Island. The License Agreement continues through December 31, 2018, and is extended for additional three-year periods unless cancelled by CPI upon 30-days written notice prior to termination.

5.	Debt

Revolving Line of Credit

The Company has a revolving line of credit facility in the amount of $5,000 from a commercial bank expiring on June 25, 2017. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate ("LIBOR") with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. The Company is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets.  At December 31, 2015 and 2014, no amounts were outstanding under the line of credit.

Long-term Debt

The Company entered into a loan agreement with its commercial bank for $5 million in 2014, the majority of which will be utilized to rehabilitate four and replace one main line bridges. Once the rehabilitation and replacement are complete, the Company will have the ability to haul freight with a lading of 286,000 pounds on its main line from Worcester, MA to Davisville/Providence RI. As provided in the agreement, the loan requires payments of interest only for twelve months whereupon it converts to a ten year term loan with payments based upon a twenty year amortization.  The loan will bear interest at 4.11% per annum for the life of the loan. The loan is unsecured and subjects the Company to certain financial and non-financial covenants, including the maintenance of certain tangible net worth levels. In October 2015, the Company drew down $1,000, leaving $4,000 to be drawn down by April 2016. Based upon amounts the Company currently has outstanding, the maturities of long-term debt are as follows:

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014

(Dollars in Thousands Except Per Share Amounts)

2016	$20
2017	$34
2018	$35
2019	$37
2020	$38

The Company is in compliance with its related debt covenants as of December 31, 2015

6.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2015	2014
Salaries and wages	$722	$688
Payroll taxes	194	182
Simplified employee pension plan contributions	208	209
Legal and professional fees	232	157
Casualty loss claims	165	407
Other	132	167
	$1,653	$1,810

7.	Other Income

Other income consists of the following:

	Years Ended December 31,
	2015	2014
Gains and losses from sale, disposal and retirement of property, equipment and easements, net	$42	$498
Interest and other	33	8
	$75	$506

Higher other income in 2014 was attributable to disposal of property and equipment.

8.	Railroad Track Maintenance Credits:

During the fourth quarter of 2015 and 2014, the Company entered into an agreement with an unrelated third-party shipping customer. Under the agreement, the customer agreed to pay for certain qualified railroad track maintenance expenditures, including capital additions to the Company's track structure during 2015 and 2014. In return, the Company agreed to assign railroad track miles to the shipping customer which would enable that customer to claim certain track maintenance credits pursuant to section 45G of the Internal Revenue Code of 1986. $1,800 was realized as a result of the agreements for each of the years ended December 31, 2015 and 2014. The Railroad Track Maintenance Credits were accounted for as a reduction of Operating Expenses - Maintenance of Way and Structures in the Statement of Operations.

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014

(Dollars in Thousands Except Per Share Amounts)

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

Pursuant to the Agreement, the Company received a credit for mileage to be travelled along the Northeast Corridor. The Company will recognize the expense offset relative to Track Usage Fees as the expenses are incurred.  As such, the Company did not record any related assets or liabilities relative to the mileage credit at the date of the settlement. The Company has recorded the following offsets to Track Usage expense and no credits remained outstanding as of December 31, 2015:

	Years Ended December 31,
	2015	2014
Mileage credit available	$418	$1,219
Utilized	418	801
Mileage credit remaining	$—	$418

10.	Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
	2015	2014
Current:
Federal	$309	$415
State	144	142
	453	557
Deferred:
Federal	360	(46)
State	18	(15)
	378	(61)
	$831	$496

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014

(Dollars in Thousands Except Per Share Amounts)

The following summarizes the estimated tax effect of temporary differences that are included in the net deferred income tax provision:

	Years Ended December 31,
	2015	2014
Depreciation	$222	$213
Deferred grant income	65	(339)
Track maintenance credit	216	1,123
Accrued casualty and other claims	87	19
Accrued compensated time off and related payroll taxes	16	(17)
Share based compensation	(30)	(41)
Other	18	(167)
Change in valuation allowance	(216)	(852)
	$378	$(61)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the Company’s net deferred income tax liability as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Deferred income tax liabilities - Differences between book and tax basis of property and equipment	$19,013	$18,802
Deferred income tax assets:
Deferred grant income	4,649	4,714
Track maintenance credit carry forwards	1,240	1,456
Alternative minimum tax carry forwards	75	75
Accrued casualty and other claims	59	146
Accrued compensated time off and related payroll taxes	245	261
Share based compensation	311	281
Allowance for doubtful accounts and other	72	101
	6,651	7,034
Valuation allowance	(1,240)	(1,456)
Net deferred income tax liability	$13,602	$13,224

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

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	Years Ended December 31,
	2015	2014
Federal statutory rate	34%	34%
Nondeductible expenses, state income taxes, and other	5	3
Change in valuation allowance	(8)	(23)
Effective tax rate	31%	14%

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014

(Dollars in Thousands Except Per Share Amounts)

The Company’s year-end rate of 31% is a decrease from the September 2015 rate of 38%. The decrease in tax rate in the fourth quarter is due to changes in our reversal pattern analysis based upon fourth quarter activity and a result of the minimal amount of pre-tax income reported as of September 30, 2015. The Company’s 2014 year-end rate of 14% is a significant decrease from the September 2014 rate of 54%. The significant decrease in tax rate in the fourth quarter of 2014 was due to changes in our reversal pattern analysis based upon fourth quarter activity and a result of the minimal amount of pre-tax income reported as of September 30, 2014. The Company’s current income tax provision does not reflect the expected tax rate due to the utilization of carry forward 45G credits.

The Company is subject to U.S. federal income tax as well as income tax in the Commonwealth of Massachusetts. All U.S. federal income and Massachusetts income tax matters have been concluded through 2012.

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

Defined Contribution Retirement Plans

The Company has a profit-sharing plan (“Plan”) which covers all of its employees who are members of its collective bargaining units.  Contributions to the Plan are required in years in which the Company has income from “railroad operations” as defined in the Plan. Contributions are to be equal to at least 10% but not more than 15% of the greater of income before income taxes or income from railroad operations subject to a maximum contribution of $3.5 per eligible employee. Contributions to the Plan may be made in cash or in shares of the Company’s common stock valued at the closing market price for the Company’s stock on the last business day of the year prior to the date the shares are granted. No contribution was made for 2015 or 2014 since the Company did not generate income from railroad operations during those years.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014

(Dollars in Thousands Except Per Share Amounts)

The Company also has a Simplified Employee Pension plan (“SEP”) which covers substantially all employees who are not members of one of its collective bargaining units. Contributions to the SEP are discretionary and are determined annually as a percentage of each covered employee’s compensation up to the maximum amount allowable by law.  Contributions accrued under the SEP amounted to $208 in 2015 and $209 in 2014 which, in each year, was less than the maximum amount allowable by law.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may purchase registered shares of common stock at 85% of the market price for such shares. An aggregate of 200,000 shares of common stock are authorized for issuance under the ESPP which was established in 1997. Any shares purchased under the ESPP are subject to a two year lock-up. ESPP purchases amounted to 3,658 shares in 2015 and 3,556 shares in 2014.

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

On January 10, 2008, the Company entered into an agreement with GATX Corporation (“GATX”) whereby GATX acquired 239,523 (approximately 4.99%) newly-issued shares of the Company’s common stock for approximately $5,500 ($23 per share) to be utilized for capital improvements to enhance the Company’s railroad lines. The parties also entered into an Exclusive Railcar Supply Agreement whereby GATX has the exclusive right to supply the Company with railcars for certain rail traffic on market-competitive terms. In addition, the Company exchanged 72 of its mill gondolas for 137 (reduced to 10 during 2014) open-top hoppers owned by GATX, which was accounted for as a purchase. In June, 2014, the Company acquired from GATX 75 open-top hoppers, which were previously leased on a per trip lease/storage arrangement. In 2008, the Company leased 72 mill gondolas from GATX under operating leases for a period of up to 7 years at a minimum annual rental of $248 (adjusted to $163 for 2014) through January 2015. During 2012, the Company and GATX amended the lease with respect to 20 of the mill gondolas which the Company returned to GATX. All other terms and conditions remained the same. In September 2014 the lease for 52 mill gondolas from GATX was extended through December 2019 at annual rate of $183.  Rental expense of $183 and $163 was incurred under this lease in 2015 and 2014, respectively. In addition to the lease of gondolas, which is a fixed-rent, fixed-term lease, the Company also entered into a 7 year “per-diem” lease of 200 auto carrying railcars, for which the Company is obligated to remit car-hire revenues only.  This lease expired December 2014 and was extend to December 2019.  Additionally, the Company entered into a lease for 76 automobile carrying railcars, for which the Company is obligated to remit car-hire revenues only.  This lease expires December 2025 and automatically renews for one year increments unless either party serves the other with written notice of cancellation.  In 2015 and 2014, the car-hire earned from other railroads and remitted to GATX was approximately $3,700 for both years under the leases for automobile carrying railcars.

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

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014

(Dollars in Thousands Except Per Share Amounts)

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to the directors of the Company, see pages 2 through 8 and 10 of the Company’s definitive proxy statement for the 2016 annual meeting of its shareholders, which pages are incorporated herein by reference.

The following are the executive officers of the Company:

Name	Age	Position	Election to Office
Robert H. Eder	83	Chairman	1980
P. Scott Conti	58	President	2005
Frank K. Rogers	54	Vice President	2005
Daniel T. Noreck	44	Treasurer	2010
Charles D. Rennick	34	Secretary	2013

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

75 Hammond Street

Worcester, Massachusetts 01610

(800) 447-2003

Internet Address: http://www.pwrr.com; wlavely@pwrr.com

Item 11. Executive Compensation

See pages 8 and 12 through 15 of the Company’s definitive proxy statement for the 2016 annual meeting of its shareholders, which pages are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See pages 10-11 of the Company’s definitive proxy statement for the 2016 annual meeting of its shareholders, which pages are incorporated herein by reference.

III-1

The following table sets forth information as of the end of the Company’s most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	Number of Securities
	To be Issued Upon	Weighted Average
	Exercise of	Exercise Price of	Number of Securities
	Outstanding Options	Outstanding Options	Remaining Available For
Plan Category	Warrants and Rights	Warrants and Rights	Future Issuance
Equity compensation plans approved by security holders	65,437	$15.55	475,058
Equity compensation plans not approved by security holders	N/A	N/A	181,125
Total	65,437	$15.55	656,183

Item 13. Certain Relationships and Related Transactions and Director Independence

See pages 2, 5-6, 10 and 14 of the Company’s definitive proxy statement for the 2016 annual meeting of its shareholders which pages are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

See pages 15-16 of the Company’s definitive proxy statement for the 2016 annual meeting of its shareholders which pages are incorporated herein by reference.

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

		10.5	Non-Qualified Stock Option Plan (incorporated by reference from the Company’s Registration Statement on Form S-1 Registration No. 333-46433)
		10.6	Providence and Worcester Railroad Company 2015 Stock Incentive Plan (incorporated by reference from the Company’s Registration Statement on Form S-8 Registration No.333-205364)

		23	Consent of Independent Registered Public Accounting Firm.

		31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 20, 2015, formatted in eXtensible Business Reporting Language:

Balance Sheets as of December 31, 2015 and 2014;
Statements of Income for the years ended December 31, 2015 and 2014;
Statements of Shareholders’ Equity for the years ended December 31, 2015 and 2014;
Statements of Cash Flows for the years ended December 31, 2015 and 2014; and
Notes to Financial Statements.

(b)	Not applicable.
(c)	Exhibits (annexed).

IV-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

/s/ Robert H. Eder
By Robert H. Eder
Chief Executive Officer
Dated: March 21, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert H. Eder	Chairman of the Board	March 21, 2016
Robert H. Eder	(Chief Executive Officer)

/s/ P. Scott Conti	President and Director	March 21, 2016
P. Scott Conti	(Chief Operating Officer)

/s/ Daniel T. Noreck	Treasurer	March 21, 2016
Daniel T. Noreck	(Principal Financial Officer and Principal Accounting Officer)

/s/ Richard W. Anderson	Director	March 21, 2016
Richard W. Anderson

/s/ Frank W. Barrett	Director	March 21, 2016
Frank W. Barrett

/s/ John J. Healy	Director	March 21, 2016
John J. Healy

/s/ James C. Garvey	Director	March 21, 2016
James C. Garvey