Form 10-Q
period 2016-03-31
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2016-05-12
CIK 831968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016, the registrant had 4,865,737 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

Part I – Financial Information

Item 1.  Financial Statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED BALANCE SHEETS

(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$5,619	$6,281
Accounts receivable, net of allowance for doubtful accounts of $160 in 2016 and 2015	4,167	4,977
Materials and supplies	942	911
Prepaid expenses and other current assets	303	621
Total Current Assets	11,031	12,790
Property and Equipment, net	88,508	88,910
Land Held for Development	12,457	12,457
Total Assets	$111,996	$114,157

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,495	$4,251
Current portion of long-term debt	20	20
Current portion of deferred grant and other income	447	319
Accrued expenses	1,839	1,653
Total Current Liabilities	5,801	6,243
Long-Term Debt, net of current portion	980	980
Deferred Income Taxes	13,066	13,602
Deferred Grant and Other Income	12,639	12,714
Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2016 and 2015	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,865,737 shares in 2016 and 4,862,693 shares in 2015	2,433	2,432
Additional paid-in capital	38,140	38,050
Retained earnings	38,905	40,104
Total Shareholders’ Equity	79,510	80,618
Total Liabilities and Shareholders’ Equity	$111,996	$114,157

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Operating Revenues	$7,223	$7,261

Operating Expenses:
Maintenance of way and structures	1,543	1,533
Maintenance of equipment	1,097	762
Transportation	2,291	2,792
General and administrative	1,368	1,382
Depreciation	959	876
Taxes, other than income taxes	806	733
Car hire, net	387	383
Employee retirement plans	56	57
Track usage fees	255	40

Total Operating Expenses	8,762	8,558
Loss from operations	(1,539)	(1,297)
Other income	9	7
Interest expense	5	—
Loss from operations prior to income taxes	(1,535)	(1,290)
Provision for income taxes	(536)	(447)

Net Loss	(999)	(843)

Preferred Stock Dividends	3	3

Net Loss Attributable to Common Shareholders	$(1,002)	$(846)

Net Loss Per Common Share
Basic	$(.21)	$(.17)
Diluted	$(.21)	$(.17)
Weighted-Average Common Shares Outstanding:
For basic	4,865	4,860
For diluted	4,865	4,860

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(999)	$(843)
Adjustments to reconcile the net loss to cash flows from operating activities:
Depreciation	959	876
Amortization of deferred grant and other income	(246)	(235)
Deferred grant and other income	316	288
Deferred income taxes	(536)	(447)
Share-based compensation	76	98
Increase (decrease) in cash from:
Accounts receivable	793	278
Materials and supplies	(31)	10
Prepaid expenses and other current assets	318	340
Accounts payable and accrued expenses	(305)	444
Net cash flows provided by operating activities	345	809

Cash Flows from Investing Activities:
Purchase of property and equipment	(822)	(350)
Net cash flows used in investing activities	(822)	(350)

Cash Flows from Financing Activities:
Dividends paid	(200)	(198)
Issuance of common shares for stock options exercised and employee stock purchases	15	12
Net cash flows used in financing activities	(185)	(186)

(Decrease) Increase in Cash and Cash Equivalents	(662)	273
Cash and Cash Equivalents, Beginning of Period	6,281	6,414
Cash and Cash Equivalents, End of Period	$5,619	$6,687

Supplemental Disclosures:
Cash paid for income taxes	$310	$385
Deferred grant income in accounts receivable	$17	$-
Property and equipment included in accounts payable	$265	$217

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

1.

In the opinion of management, the accompanying interim condensed financial statements of Providence and Worcester Railroad Company (the “Company”) contain all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows for the three months ended March 31, 2016 and 2015 in accordance with accounting principles generally accepted in the United States.  The accompanying condensed balance sheet as of December 31, 2015, has been derived from audited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.  Results for interim periods may not be necessarily indicative of the results to be expected for the full year.

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

3.	Changes in Shareholders’ Equity:

			Additional		Total
	Preferred	Common	Paid-in	Retained	Shareholders’
	Stock	Stock	Capital	Earnings	Equity
Balance, December 31, 2015	$32	$2,432	$38,050	$40,104	$80,618
Issuance of 1,049 common shares for stock options exercised, employee stock purchases, and other		1	14		15
Share based compensation – options granted			76		76
Dividends paid:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.04 per share				(197)	(197)
Net loss				(999)	(999)
Balance, March 31, 2016	$32	$2,433	$38,140	$38,905	$79,510

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

4.	Debt:

Revolving Line of Credit

The Company has a revolving line of credit facility in the amount of $5,000 from a commercial bank expiring on June 25, 2017. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate ("LIBOR") with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. The Company is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. At March 31, 2016 and December 31, 2015, no amounts were outstanding.

Long-term Debt

The Company entered into a loan agreement with its commercial bank for $5 million in 2014, the majority of which was or will be utilized to rehabilitate four and replace one main line bridges. Once the rehabilitation and replacement are complete, the Company will have the ability to haul freight with a lading of 286,000 pounds on its main line from Worcester, MA to Davisville/Providence RI. As provided in the agreement, the loan requires payments of interest only for twelve months whereupon it converts to a ten year term loan with payments based upon a twenty year amortization.  The loan will bear interest at 4.11% per annum for the life of the loan. The loan is unsecured and subjects the Company to certain financial and non-financial covenants, including the maintenance of certain tangible net worth levels. The Company drew down the remaining $4 million in April 2016.

5.	Net Loss per Common Share:

Basic income per common share is computed using the weighted-average number of common shares outstanding during each period.  Diluted income per common share reflects the effect of the Company’s outstanding convertible preferred stock and stock options except where such items would be antidilutive.

A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

	2016			2015
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic Loss per Share
Net Loss Attributable to Common Shareholders	$(1,002)			$(846)
Basic Loss per share	$(1,002)	4,865	$(0.21)	$(846)	4,860	$(0.17)

Diluted Loss per Share
Net Loss Attributable to Common Shareholders	$(1,002)			$(846)
Effect of Dilutive Securities		-			-
Diluted Loss per Share	$(1,002)	4,865	$(0.21)	$(846)	4,860	$(0.17)

Options to purchase 114,312 and 67,289 shares of common stock were outstanding at March 31, 2016 and 2015, respectively. No outstanding options were included in the computation of diluted loss per common share for 2016 and 2015 as the effect would be antidilutive. Shares of preferred stock convertible into 64,000 shares of common stock were outstanding at March 31, 2016 and 2015. These shares were not included in the computation of diluted loss per common share for 2016 and 2015 because of the anti-dilutive effect.

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

Pursuant to the Agreement, the Company received a credit for mileage travelled along the Northeast Corridor.  The Company recognized the expense offset relative to Track Usage Fees as the expenses were incurred.  As such, the Company did not record any related assets or liabilities relative to the mileage credit at the date of the settlement.  The Company has recorded the following offsets to Track Usage expense. No credits remained outstanding as of March 31, 2016.

	Three Months Ended
	March 31,
	2016	2015
Mileage credit available	$-	$418
Utilized	-	130
Mileage credit remaining	$-	$288

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

8.	Share-Based Compensation:

In April 2015, the Company’s shareholders approved the Providence and Worcester Railroad Company 2015 Equity Incentive Plan (“Plan”), which replaced the Company’s non-qualified stock option plan (“SOP”). In January 2016, 54,000 options and 70,500 restricted stock units (“RSU”) were awarded under the Plan. The option awards vest in accordance with the term of the option awards (mainly time vested over a 5 year period) and the RSU are performance based. Options issued but not exercised under the SOP totaling 114,312 remain outstanding until they are either exercised or expire.

9.	Subsequent events:

On April 27, 2016, the Company declared a dividend of $.04 per share on its outstanding common stock payable May 25, 2016 to shareholders of record as of May 11, 2016.

In April 2016, the Company drew down $4,000 from an unsecured loan bearing interest at 4.11% per annum for the life of the loan.

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

The Company’s significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report on Form 10‑K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and during the first three months of 2016.

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

Results of Operations

The following table sets forth the Company’s operating revenues, exclusive of rental revenues of $174 and $170 for the first three months in 2016 and 2015, respectively, by category in dollars and as a percentage of operating revenues:

	Three Months Ended March 31,
	2016		2015
	(In thousands, except percentages)
Freight Revenues:
Conventional carloads	$6,407	91.9%	$6,485	91.4%
Containers	196	2.8	302	4.3
Other freight related	207	2.9	178	2.5
Other Operating Revenues	239	3.4	126	1.8
Total	$7,049	100.0%	$7,091	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues, exclusive of rental operating revenues:

	Three Months Ended March 31,
	2016		2015
	(In thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$4,195	59.5%	$4,084	57.6%
Casualties and insurance	367	5.2	529	7.5
Depreciation	959	13.6	876	12.4
Diesel fuel	464	6.6	742	10.5
Car hire, net	387	5.5	383	5.4
Purchased services, including legal and professional fees	556	7.9	541	7.6
Repair and maintenance of equipment	471	6.7	204	2.9
Track and signal materials	224	3.2	228	3.2
Track usage fees	255	3.6	170	2.4
Other materials and supplies	435	6.2	386	5.4
Other	712	10.1	802	11.3

Total	9,025	128.1	8,945	126.2
Less capitalized and recovered costs, including amounts relating to the Amtrak Agreement	263	3.7	387	5.5
Total	$8,762	124.4%	$8,558	120.7%

Operating Revenues:

Operating revenues decreased $40 thousand, or 0.6%, to $7.05 million in the first quarter of 2016 from $7.09 million in the first quarter of 2015.

The decrease in conventional freight revenues is attributable to a 3.6% decrease in the average revenue received per conventional carload, offset in part by a 2.5% increase in traffic volume. The Company’s conventional carloads increased by 174 to 7,210 in the first quarter of 2016 from 7,036 in 2015.

Shipments of most commodities remained constant in the first quarter of 2016, as compared to the first quarter of 2015, except decreases in the Company’s ethanol and automobile business. The decrease in the average revenue received per conventional carload is due to a shift of the mix of commodities, the origin of the shipments, decrease in fuel surcharge revenue, as well as some rate changes.

The decrease in container freight revenues is the result of a 35.9% decrease in traffic volume, offset by a 1.0% increase in the average revenue received per container. Container traffic volume decreased by 1,546 containers to 2,765 in the first quarter of 2016 from 4,311 in 2015.

The increase in other freight-related revenues and in other operating revenues mainly reflects a increase in billings for flagging services performed by the Company.

Operating Expenses:

Operating expenses for the first quarter of 2016 increased by $200 thousand, or 2.3%, to $8.76 million from $8.56 million in the first quarter of 2015. The increase is attributable to increases in payroll related expense ($111 thousand), depreciation expense ($83 thousand), repairs and maintenance expenses ($267 thousand), track usage fees ($85 thousand), and a decrease of mileage credit received from Amtrak ($124 thousand). These increases were offset in part by decreases in casualty expense ($162 thousand), diesel fuel ($278 thousand), and other expenses ($90 thousand).

Provision for Income Taxes (Benefit):

The income tax benefit for the first quarter of 2016 and 2015 is both approximately (35%) of the pre-tax loss. The income tax rate for 2016 represents the effective tax benefit after giving effect for a decrease in the Company’s valuation allowance against its deferred tax assets. The income tax rate for 2015 represents the effective tax benefit, absent any changes to the valuation allowance against the Company’s deferred tax assets.

Liquidity and Capital Resources

During the first quarter of 2016, the Company generated $345 thousand of cash from operating activities, used $822 thousand in investing activities and $185 thousand in financing activities.

On April 27, 2016, the Company declared a quarterly dividend of approximately $195 thousand ($.04 per common share) to be paid on May 25, 2016. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events

The Company entered into a loan agreement with its commercial bank for $5 million in 2014, the majority of which was or will be utilized to rehabilitate four and replace one main line bridges. Once the rehabilitation and replacement are complete, the Company will have the ability to haul freight with a lading of 286,000 pounds on its main line from Worcester, MA to Davisville/Providence RI. As provided in the agreement, the loan requires payments of interest only for twelve months whereupon it converts to a ten year term loan with payments based upon a twenty year amortization. The loan will bear interest at 4.11% per annum for the life of the loan. The loan is unsecured and subjects the Company to certain financial and non-financial covenants, including the maintenance of certain tangible net worth levels. The Company drew down the remaining $4 million in April 2016.

The Company’s $5 million revolving credit line expires on June 25, 2017.

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

PART II – Other Information

Item 5.	Other information

(a)Reports on Form 8-K were appropriately filed during the quarter ended March 31, 2016.

Item 6.	Exhibits
4.1	Notice of long-term debt of the Company that is less than 10% of the assets of the Company
(31.1)	Rule 13a-14(a) Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)

Certifications of Chairman of the Board and Chief Executive Officer and Treasurer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2016, filed with the Securities and Exchange Commission on May 12, 2016, formatted in eXtensible Business Reporting Language:

(i)	Balance Sheets as of March 31, 2016 and December 31, 2015;
(ii)	Statements of Operations for the Three Months ended March 31, 2016 and 2015;
(iii)	Statements of Cash Flows for the Three Months ended March 31, 2016 and 2015; and
(iv)	Notes to Financial Statements.

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

DATED:  May 12, 2016