Form 10-Q
period 2016-06-30
PROVIDENCE & WORCESTER RAILROAD CO/RI/
filed 2016-08-11
CIK 831968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, the registrant had 4,866,593 shares of common stock, par value $.50 per share, outstanding.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

Part I – Financial Information

Item 1.  Financial Statements

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED BALANCE SHEETS

(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$8,607	$6,281
Accounts receivable, net of allowance for doubtful accounts of $160 in 2016 and 2015	5,466	4,977
Materials and supplies	1,208	911
Prepaid expenses and other current assets	146	621
Total Current Assets	15,427	12,790
Property and Equipment, net	91,328	88,910
Land Held for Development	12,457	12,457
Total Assets	$119,212	$114,157

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$5,909	$4,251
Current portion of long-term debt	162	20
Current portion of deferred grant and other income	433	319
Accrued expenses	1,939	1,653
Total Current Liabilities	8,443	6,243
Long-Term Debt, net of current portion	4,828	980
Deferred Income Taxes	13,126	13,602
Deferred Grant and Other Income	13,283	12,714
Shareholders’ Equity:
Preferred stock, 10% noncumulative, $50 par value; authorized, issued and outstanding 640 shares in 2016 and 2015	32	32
Common stock, $.50 par value; authorized 15,000,000 shares; issued and outstanding 4,866,593 shares in 2016 and 4,862,693 shares in 2015	2,433	2,432
Additional paid-in capital	38,172	38,050
Retained earnings	38,895	40,104
Total Shareholders’ Equity	79,532	80,618
Total Liabilities and Shareholders’ Equity	$119,212	$114,157

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Operating Revenues	$8,600	$9,516	$15,823	$16,777

Operating Expenses:
Maintenance of way and structures	1,255	1,229	2,798	2,762
Maintenance of equipment	961	945	2,058	1,707
Transportation	2,314	2,659	4,605	5,451
General and administrative	1,238	1,108	2,606	2,489
Depreciation	1,046	880	2,005	1,757
Taxes, other than income taxes	783	830	1,589	1,563
Car hire, net	333	525	720	908
Employee retirement plans	57	56	113	113
Track usage fees	383	179	638	219

Total Operating Expenses	8,370	8,411	17,132	16,969
Income (loss) from operations	230	1,105	(1,309)	(192)
Other income	40	103	49	110
Interest expense	25	—	30	—
Income (loss) from operations prior to income taxes	245	1,208	(1,290)	(82)
Provision for income taxes	60	435	(476)	(12)

Net Income (Loss)	185	773	(814)	(70)

Preferred Stock Dividends	—	—	3	3

Net Income (Loss) Attributable to Common Shareholders	$185	$773	$(817)	$(73)

Net Income (Loss) Per Common Share
Basic	$.04	$.16	$(0.17)	$(0.01)
Diluted	$.04	$.16	$(0.17)	$(0.01)
Weighted-Average Common Shares Outstanding:
For basic	4,867	4,861	4,865	4,860
For diluted	4,989	4,935	4,865	4,860

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(814)	$(70)
Adjustments to reconcile the net loss to cash flows from operating activities:
Depreciation	2,005	1,757
Amortization of deferred grant and other income	(489)	(471)
Deferred grant and other income	398	445
Deferred income taxes	(476)	(12)
Share-based compensation	93	96
Increase (decrease) in cash from:
Accounts receivable	285	709
Materials and supplies	(297)	(91)
Prepaid expenses and other current assets	475	472
Accounts payable and accrued expenses	(153)	(400)
Net cash flows provided by operating activities	1,027	2,435

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,326)	(1,128)
Net cash flows used in investing activities	(2,326)	(1,128)

Cash Flows from Financing Activities:
Dividends paid	(395)	(392)
Issuance of common shares for stock options exercised and employee stock purchases	30	32
Proceeds from long term debt	4,000	—
Repayments on long term debt	(10)	—
Net cash flows provided by (used in) financing activities	3,625	(360)

Increase in Cash and Cash Equivalents	2,326	947
Cash and Cash Equivalents, Beginning of Period	6,281	6,414
Cash and Cash Equivalents, End of Period	$8,607	$7,361

Supplemental Disclosures:
Cash paid for income taxes	$310	$448
Deferred grant income in accounts receivable	$774	$-
Property and equipment included in accounts payable	$2,097	$570

The accompanying notes are an integral part of the financial statements.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(Dollars in Thousands Except Per Share Amounts)

1.

In the opinion of management, the accompanying interim condensed financial statements of Providence and Worcester Railroad Company (the “Company”) contain all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial position as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015 in accordance with accounting principles generally accepted in the United States.  The accompanying condensed balance sheet as of December 31, 2015, has been derived from audited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.  Results for interim periods may not be necessarily indicative of the results to be expected for the full year.

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

3.	Changes in Shareholders’ Equity:

			Additional		Total
	Preferred	Common	Paid-in	Retained	Shareholders’
	Stock	Stock	Capital	Earnings	Equity
Balance, December 31, 2015	$32	$2,432	$38,050	$40,104	$80,618
Issuance of 1,905 common shares for stock options exercised, employee stock purchases, and other		1	29		30
Share based compensation – options granted			93		93
Dividends paid:
Preferred stock, $5.00 per share				(3)	(3)
Common stock, $.04 per share				(392)	(392)
Net loss				(814)	(814)
Balance, June 30, 2016	$32	$2,433	$38,172	$38,895	$79,532

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

4.	Debt:

Revolving Line of Credit

The Company has a revolving line of credit facility in the amount of $5,000 from a commercial bank expiring on June 25, 2017. Borrowings under this line of credit are unsecured, due on demand and bear interest at either the bank's prime rate or one and three-quarters percent over the thirty, sixty or ninety day London Interbank Offered Rate ("LIBOR") with a LIBOR floor of one and one-quarter percent. The Company pays no commitment fee on this line of credit and has no compensating balance requirements. The Company is subject to financial and non-financial covenants including maintenance of a minimum net worth and restrictions as to the incurrence of additional indebtedness, as well as the sale or encumbrance of its assets. At June 30, 2016 and December 31, 2015, no amounts were outstanding.

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

Based upon amounts the Company currently has outstanding, the maturities of long-term debt are as follows:

2017	$162
2018	$169
2019	$176
2020	$183
2021	$191
Thereafter	$4,109

5.	Net Loss per Common Share:

Basic income per common share is computed using the weighted-average number of common shares outstanding during each period.  Diluted income per common share reflects the effect of the Company’s outstanding convertible preferred stock and stock options except where such items would be antidilutive.

A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Weighted-average shares for basic	4,866,593	4,860,863	4,865,223	4,859,990
Dilutive effect of convertible preferred stock and stock options	122,296	74,327	-	-
Weighted-average shares for diluted	4,988,889	4,935,190	4,865,223	4,859,990

Options to purchase 103,465 and 67,063 shares of common stock were outstanding at June 30, 2016 and 2015, respectively. For the three month periods ended June 30, 2016 and 2015, 58,296 and 10,327 of outstanding options to purchase common shares were included in the computation of diluted earnings per share (EPS). For the six month period ended June 30, 2016 and 2015, no outstanding options were included as the effect would be antidilutive.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

Shares of preferred stock convertible into 64,000 shares of common stock were outstanding for the three and six-month periods ended June 30, 2016 and 2015. For the three month periods ended June 30, 2016 and 2015, the 64,000 shares were included in the calculation of diluted earnings per share. For the six month period ended June 30, 2016 and 2015, the 64,000 shares were not included in the calculation of diluted earnings per share as the effect would be antidilutive.

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

Pursuant to the Agreement, the Company received a credit for mileage travelled along the Northeast Corridor.  The Company recognized the expense offset relative to Track Usage Fees as the expenses were incurred.  As such, the Company did not record any related assets or liabilities relative to the mileage credit at the date of the settlement.  The Company has recorded the following offsets to Track Usage expense. No credits remained outstanding as of June 30, 2016.

PROVIDENCE AND WORCESTER RAILROAD COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Mileage credit available	$-	$288	$-	$418
Utilized	-	288	-	418
Mileage credit remaining	$-	$-	$-	$-

8.	Share-Based Compensation:

In April 2015, the Company’s shareholders approved the Providence and Worcester Railroad Company 2015 Equity Incentive Plan (“Plan”), which replaced the Company’s non-qualified stock option plan (“SOP”). In January and April 2016, awards totaling 60,000 options and 70,500 restricted stock units (“RSU”) were issued under the Plan. The option awards vest in accordance with the term of the option agreements (mainly time vested over a 5 year period) and the RSUs are performance based. Each of the options and RSUs vest upon a change in control. Options issued but not exercised under both the SOP and the Equity Incentive Plan totaling 103,465 remain outstanding until they are either exercised or expire.

9.	Subsequent events:

On July 27, 2016, the Company declared a dividend of $.04 per share on its outstanding common stock payable August 24, 2016 to shareholders of record as of August 10, 2016.

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

The Company’s significant accounting policies are described in Note 1 of the Notes to Financial Statements in its Annual Report on Form 10‑K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and during the first six months of 2016.

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

Results of Operations

The following table sets forth the Company’s operating revenues, exclusive of rental operating revenues of $198 and $175 during the three months ended June 30, 2016 and 2015, respectively, and $372 and $346 during the six months ended June 30, 2016 and 2015, respectively, by category in dollars and as a percentage of operating revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	(In thousands, except percentages)
Freight Revenues:
Conventional carloads	$7,958	94.7%	$8,497	91.0%	$14,366	93.0%	$14,981	91.2%
Containers	166	2.0	318	3.4	361	2.3	619	3.8
Other freight related	134	1.6	233	2.5	341	2.2	413	2.5
Other Operating Revenues	144	1.7	293	3.1	383	2.5	419	2.5
Total	$8,402	100.0%	$9,341	100.0%	$15,451	100.0%	$16,432	100.0%

The following table sets forth a comparison of the Company’s operating expenses expressed in dollars and as a percentage of operating revenues, exclusive of rental operating revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	(In thousands, except percentages)
Salaries, wages, payroll taxes and employee benefits	$4,166	49.6%	$3,954	42.4%	$8,362	54.1%	$8,039	48.9%
Casualties and insurance	329	3.9	371	4.0	697	4.5	899	5.5
Depreciation	1,046	12.4	880	9.4	2,005	13.0	1,757	10.7
Diesel fuel	424	5.0	833	8.9	888	5.7	1,575	9.6
Car hire, net	333	4.0	525	5.6	720	4.7	908	5.5
Purchased services, including legal and professional fees	733	8.7	630	6.7	1,288	8.3	1,172	7.1
Repair and maintenance of equipment	416	5.0	339	3.6	887	5.7	543	3.3
Track and signal materials	825	9.8	189	2.0	1,049	6.8	416	2.5
Track usage fees	383	4.6	467	5.0	638	4.1	637	3.9
Other materials and supplies	358	4.3	430	4.6	795	5.1	816	5.0
Other	459	5.5	704	7.6	1,169	7.6	1,505	9.1

Total	9,472	112.8	9,322	99.8	18,498	119.6	18,267	111.1
Less capitalized and recovered costs, including amounts relating to the Amtrak Agreement	1,102	13.1	911	9.7	1,366	8.8	1,298	7.9
Total	$8,370	99.7%	$8,411	90.1%	$17,132	110.6%	$16,969	103.2%

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Operating Revenues:

Operating revenues decreased by $900 thousand, or 5.4%, to $15.5 million in the six months ended June 30, 2016 from $16.4 million in 2015. This decrease is the result of a $615 thousand (4.1%) decrease in revenue from conventional carloads, a $258 thousand (41.6%) decrease in container freight revenues, a $72 thousand (17.4%) decrease in other freight related revenues, and a $36 thousand (8.5%) decrease in other operating revenues.

The decrease in conventional freight revenues is attributable to a 5.1% decrease in traffic volume, offset in part by a 1.0% increase in the average revenue received per conventional carload. The Company’s conventional carloads decreased by 909 to 16,907 in the first six months of 2016 from 17,816 in 2015.

The number of shipments of most commodities handled by the Company decreased. The majority of the decrease was attributable to shipments of automobiles, plastics, metal and construction products, and other commodities. This decrease was offset, in part, by increases in shipments of chemicals (including ethanol). The increase in the average revenue received per conventional carload is due to a shift of the mix of commodities, the origin of the shipments, as well as some rate changes.

The decrease in container freight revenues is mainly the result of a 42.3% decrease in traffic volume. Container traffic volume decreased by 3,718 containers to 5,068 containers in the first six months of 2016 from 8,786 containers in 2015 as a result of more international freight being transloaded at the west coast ports to domestic containers.

The decrease in other freight-related revenues results from decreases in miscellaneous operating revenue while the decrease in other operating revenues reflects a decrease in maintenance department billings for services rendered to freight customers and other outside parties.

Operating Expenses:

Operating expenses for the six-month period ended June 30, 2016 increased by $160 thousand, or 0.9%, to $17.13 million from $16.97 million in 2015. The increase is attributable mainly to increases in payroll related expense ($323 thousand), depreciation expense ($248 thousand), purchased services ($116 thousand), repairs and maintenance expense ($344 thousand) and track and signal materials ($633 thousand).  These increases were offset in part by decreases in casualty related expense ($202 thousand), diesel fuel expense

($687 thousand), car hire expense ($188 thousand), and other expenses ($336 thousand). The decrease in recovered costs was attributable to less works performed by the Company’s Maintenance of Way department for various state agencies.

Provision for Income Taxes (Benefit):

The income tax benefit for the first six months of 2016 and 2015 is equal to (36.8%) and (14.6%) of the pre-tax loss, resulting principally from the amounts of pre-tax loss for the periods ended. The income tax rate for 2015 represents the effective tax benefit, absent any changes to the valuation allowance against the Company’s deferred tax assets.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Operating Revenues:

Operating revenues in the second quarter of 2016 decreased by $900 thousand, or 9.6%, to $8.4 million from $9.3 million in the second quarter of 2015.

The Company’s conventional carloads decreased by 1,083 (10.0%) to 9,697 in the second quarter of 2016 from 10,780 in 2015. The majority of the decrease was attributable to shipments of automobiles, plastics, metal and construction products, and other commodities. This decrease was offset, in part, by increases in shipments of chemicals (including ethanol). The increase in the average revenue received per conventional carload is due to a shift of the mix of commodities, the origin of the shipments, as well as some rate changes.

The decrease in container freight revenues is mainly the result of a 48.5% decrease in traffic volume. Container traffic volume decreased by 2,172 containers to 2,303 containers in the second quarter of 2016 from 4,475 containers in 2015. The reason for the decrease is as previously discussed for the six months ended June 30, 2016.

The decrease in other freight-related revenues results from decreases in miscellaneous operating revenue while the decrease in other operating revenues reflects a decrease in maintenance department billings for services rendered to freight customers and other outside parties.

Operating Expenses:

Operating expenses for the second quarter of 2016 decreased by $40 thousand, or 0.4%, to $8.37 million from $8.41 million in the second quarter of 2015. The decrease is attributable mainly to decreases in diesel fuel expense ($409 thousand), car hire expense ($192 thousand), and other expenses ($245 thousand). These decreases were offset in part by increases in payroll related expense ($212 thousand), depreciation expense ($166 thousand), purchased services ($103 thousand), and track and signal material expenses ($636). The decrease in recovered costs was attributable to less works performed by the Company’s Maintenance of Way department for various state agencies..

Provision for Income Taxes:

The income tax provision for the three month period ended June 30, 2016 and 2015 is equal to approximately 24.4% and 36.0% respectively of pre-tax income. The income tax rate for 2016 represents the effective tax benefit which the Company expects. The income tax rate for 2015 represents the effective tax benefit, absent any changes to the valuation allowance against the Company’s deferred tax assets.

Liquidity and Capital Resources

During the six months ended June 30, 2016, the Company generated $1.0 million of cash from operating activities, used $2.3 million in investing activities, and generated $3.6 million from financing activities.

On July 27, 2016, the Company declared a quarterly dividend of approximately $195 thousand ($.04 per common share) to be paid on August 24, 2016. The declaration of future dividends and the amount thereof will depend on the Company’s future earnings, financial factors and other events

The Company entered into a loan agreement with its commercial bank for $5 million in 2014, the majority of which was or will be utilized to rehabilitate four and replace one main line bridges. Once the rehabilitation and replacement are complete, the Company will have the ability to haul freight with a lading of 286,000 pounds on its main line from Worcester, MA to Davisville/Providence RI. As provided in the agreement, the loan requires payments of interest only for twelve months whereupon it converts to a ten year term loan with payments based upon a twenty year amortization. The loan will bear interest at 4.11% per annum for the life of the loan. The loan is unsecured and subjects the Company to certain financial and non-financial covenants, including the maintenance of certain tangible net worth levels. The Company drew down the remaining $4 million in April 2016.

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

PART II – Other Information

Item 5.	Other information

(a)Reports on Form 8-K were appropriately filed during the quarter ended June 30, 2016.

Item 6.	Exhibits
4.1	Notice of long-term debt of the Company that is less than 10% of the assets of the Company
10.7	Restricted Stock Unit Award Agreement – Officers
10.8	2015 Equity Incentive Plan Non-qualified Stock Option Agreement – Officers
10.9	2015 Equity Incentive Plan Non-qualified Stock Option Agreement - Directors
31.1	Rule 13a-14(a) Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32

Certifications of Chairman of the Board and Chief Executive Officer and Treasurer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2016, filed with the Securities and Exchange Commission on August 12, 2016, formatted in eXtensible Business Reporting Language:

(i)	Balance Sheets as of June 30, 2016 and December 31, 2015;
(ii)	Statements of Operations for the Three Months and Six Months ended June 30, 2016 and 2015;
(iii)	Statements of Cash Flows for the Six Months ended June 30, 2016 and 2015; and
(iv)	Notes to Financial Statements.

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

DATED: August 11, 2016